Form 10-Q
period 1997-09-30
SENETEK PLC /ENG/
filed 1997-11-12
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
_____
     Quarterly Report pursuant to Section 13 or 15(d) of the Securities X Exchange Act of 1934 for the Quarterly period ended September 30,
     1997
_____

                                       or
_____
     Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______
_____


                       Commission file number    0-14691


                                  SENETEK PLC
   __________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             England                                  77-0039728
___________________________________              ____________________
  (State or other jurisdiction of                  (I.R.S. Employer
   Incorporation or organization)                 Identification No.)


         23 Palace Street, London             SW1E 5HW
_______________________________________________________________________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone no. including area code 011-44-171-828-4800

                                NOT APPLICABLE
_________________________________________________________________________
(former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1)  Yes  X        No
                                         ---          ---

                               (2)  Yes  X        No
                                         ---          ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.


     September 30, 1997 (all one class):   51,503,973


                        THIS DOCUMENT CONTAINS 17 PAGES

                          SENETEK PLC AND SUBSIDIARIES



                                INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997







PART I.  FINANCIAL INFORMATION                                      Page No.



      Item 1 - Financial Statements


      Unaudited Consolidated Statement of Operations
      Three Months Ended September 30, 1997 and September 30, 1996
      Nine Months Ended September 30, 1997 and September 30, 1996     3

      Consolidated Balance Sheet
      September 30, 1997 (unaudited) and December 31, 1996            4


      Unaudited Consolidated Statement of Cash Flows
      Nine Months Ended September 30, 1997 and September 30, 1996     5


      Consolidated Statement of Stockholders' Equity
      Nine Months Ended September 30, 1997                            7


      Notes to the Unaudited Consolidated Financial Statements        8


      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             9


PART II.  OTHER INFORMATION

      Not applicable


SIGNATURES                                                           17

                          SENETEK PLC AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                       3 Months Ended        9 Months Ended
                                        September 30,         September 30,
                                      -----------------     -----------------
                                         1997      1996       1997       1996
                                      -------   -------     -------   -------
Revenues:
 Product sales                        $ 1,374     1,745     $ 4,477     4,851

 Cost of sales                           (845)     (981)     (2,885)   (2,611)
                                      -------   -------     -------   -------

Gross Profit                              529       764       1,592     2,240

Operating Expenses:
 Research & development                (1,153)     (562)     (3,173)   (1,550)
 General & administration                (899)     (699)     (2,746)   (1,907)
 Marketing & promotion                 (1,278)     (215)     (2,788)     (834)
 Selling expenses                        (315)     (223)       (597)     (712)
                                      -------   -------     -------   -------

       Total Operating Expenses        (3,644)   (1,699)     (9,304)   (5,003)

Loss from operations                   (3,115)     (935)     (7,712)   (2,763)

Interest Expense                          (22)       --         (80)       --
Interest income                           132         2         196        14
Other income                               --        14           1        62
                                      -------   -------     -------   -------
Loss before taxation                   (3,005)     (919)     (7,595)   (2,687)

Taxation                                   --        --          --        --
                                      -------   -------     -------   -------
       Net Loss                       $(3,005)     (919)    $(7,595)   (2,687)
                                      =======   =======     =======   =======

   Net loss per ordinary
    share outstanding                 $ (0.06)    (0.02)    $ (0.16)    (0.07)

   Weighted average
   Ordinary shares
   outstanding                         51,222    41,606      48,282    40,958
                                      -------   -------     -------   -------




The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                           (IN THOUSANDS OF DOLLARS)





                                                        September 30, December 31,
                                                            1997         1996
                                                         (unaudited)   (audited)
                                                        ------------- ------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                $ 8,468      $2,975
  Inventory                                                  1,259       1,657
  Trade Receivables                                            866         771
  Non-Trade Receivables                                        405          88
  Prepaids and Deposits                                        185         138
                                                           -------     -------

        Total Current Assets                                11,183       5,629

  Property and Equipment - net of depreciation               1,549       1,182
  Goodwill and Other Intangible Assets -
    net of amortization                                      1,933       2,128
  Deferred Financial Costs                                      --         902
                                                           -------     -------

        Total Assets                                       $14,665      $9,841
                                                           =======     =======

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
  Bank Overdraft                                               900         230
  Accounts Payable                                             988       1,236
  Accrued Liabilities                                          370         412
  8% Convertible Debentures                                     --       1,700
                                                           -------     -------
                                                             2,258       3,578
                                                           =======     =======
Stockholders' Equity:
  Ordinary shares $0.08 (5p) par value:
  Authorized shares: 100,000,000
  Issued and outstanding shares:
   September 30,  1997- 51,503,973
   December 31, 1996 - 43,899,205                            4,159       3,533

Share Premium                                               49,707      36,607
Accumulated deficit                                        (41,530)    (33,937)
Equity adjustment from foreign currency translation             71          60
                                                           -------     -------

Total Stockholders' Equity                                 $12,407     $ 6,263
                                                           -------     -------

Total Liabilities and Stockholders' Equity                 $14,665     $ 9,841
                                                           =======     =======


The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                  Nine Months Ended
                                                    September 30,
                                                    1997      1996
                                                  -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                          $(7,595)   $(2,687)
ADJUSTMENTS TO RECONCILE
  NET LOSS TO NET CASH:
  Depreciation and amortization                       447        325
  Write-off of assets under course
   of construction                                     --         31
  Interest on Convertible Debentures
   effected by issue of shares                         49         --

CHANGES IN ASSETS AND LIABILITIES:

Trade receivables (increase)/
  decrease                                            (95)      (251)
Non-trade receivables (increase)/
  decrease                                           (317)       (82)
Inventory (increase)/decrease                         398       (521)
Prepaids and deposits
  (increase)/decrease                                 (47)       (39)
Accounts payable and accrued
   liabilities increase/(decrease)                   (190)        89
Other assets (increase)/decrease                       --         --
                                                  -------    -------

Net cash (used) by operating activities           $(7,350)   $(3,135)
                                                  -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditure                                (550)      (110)
  Proceeds for the sale of tangible fixed assets        8         --
                                                  -------    -------

Net cash provided (used) by investing
  activities                                      $  (542)    $ (110)
                                                  =======     ======




The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                     Nine Months Ended
                                                       September  30,
                                                       1997      1996
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds of issuance of
  Ordinary shares from exercise of Warrants,          12,715      1,050
  Options and Convertible Debentures
Increase in bank overdraft                               670         --
                                                     -------    -------
Net cash provided by financing activities            $13,385      1,050
                                                     =======    =======



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 5,493     (2,195)
Cash and cash equivalents at the beginning
  of the year                                          2,975      2,237
Effect of exchange rate changes on cash                   --         (6)
                                                     -------     -------

Cash & cash equivalents at the end of the period     $ 8,468         36
                                                     =======    =======



Supplemental disclosures of cash flow information are as follows:


                                            Amounts Paid
                                          (in $ thousands)
                                          ----------------
                                           1997      1996
                                           -----     ----

                             Interest        31       5




The accompanying notes to consolidated financial statements are an integral part of this statement.

                                  SENETEK PLC
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  For The Nine Months Ended September 30, 1997
                    (In $ Thousands, Except For Share Data)

                                                                                    Equity
                                                                                    Adjustment
                                                                                    from Foreign    Net
                                                   $      Share       Accumulated   Currency        Stockholders'
                                    Shares       Amount   Premium $   Deficit $     Translation $   Equity $
                                    ------       ------   ---------   -----------   -------------   -------------
Balances, December 31, 1996:        43,899,205     3,533    36,607      (33,937)          60                6,263
  Issuance of Ordinary shares in
    Private Placements               5,151,518       422    10,818                                         11,240
  Conversion of Debentures           2,215,750       184     1,919                                          2,103
  Warrants issued in connection
    with Convertible Debentures
  Options exercised                    237,500        20       363                                            383
  Net Loss                                                               (7,593)                           (7,593)
  Translation adjustment:                                                                 11                   11
                                    ----------    ------   -------     --------          ---              -------
Balance September 30, 1997:         51,503,973    $4,159   $49,707     $(41,530)         $71              $12,407

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly
     MEIS) and Carme Cosmeceutical Sciences Inc.("CCSI") (formerly Carme International, Inc.) (both Delaware corporations) for the nine months ended September 30, 1997. CCSI was incorporated on September 21, 1995 and commenced business on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

2. The interim consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the balance sheets. The interim consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be achieved for the full fiscal year.

     The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S.GAAP).

3. During the 9 months ended September 30, 1997, the Company issued 7,604,768 new Ordinary shares, through the conversion of 8% Convertible Debentures into shares and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price of $1.94 per share.

4. The Company issued 1,661,503 new Ordinary shares in the third quarter of 1997, through the conversion of 8% Convertible Debentures into shares and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price per share of $2.62.

5. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:


                                  Third Quarter 1997          First nine months 1997
                               Actual   Weighted Average     Actual   Weighted Average
                                           Equivalent                    EquIvalent


Shares outstanding at
  beginning of the period    49,842,470    49,842,470      43,899,205    43,899,205

Conversion of Debentures        141,486       104,980       2,215,750     1,631,038

Exercise of warrants          1,387,517     1,207,279       5,151,518     2,685,951

Exercise of Share Options       132,500        67,568         237,500        75,920
                             ----------    ----------      ----------    ----------

Shares outstanding at the
end of the period            51,503,973    51,222,297      51,503,973    48,282,114
                             ----------    ----------      ----------    ----------

Shares issued                 1,661,503            --       7,604,768            --
Average price per share           $2.62            --           $1.94            --

6. Inventory at cost comprises:


                              September 30,    December 31,
                                  1997             1996
                              -------------    ------------
                                   (in $ thousands)

    Finished Goods               $   557          $   879
    Raw Materials                    695              776
    Work in Progress                   7                2
                                 -------          -------
                                 $ 1,259          $ 1,657
                                 -------          -------


7. During the third quarter of 1997, in connection with the consolidation of the US operations to California, two officers at the Company received relocation advances of $700,000. One of these advances, in the amount of $400,000 was repaid during the quarter.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DISCLOSURE

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Except for the historical information contained herein, the statements contained in this 10-Q may be deemed forward looking statements that involve risks and uncertainties. There are certain important factors and risks, including, without limitation, the Company's need for additional financing, its history of losses and its dependence on key personnel and the other risks detailed from time to time in the Company's Securities and Exchange Commission filings on Form 10-K and 10-Q, including those discussed under "Factors Affecting the Company" below, that could cause results or prospects to differ materially from those anticipated by the statements made herein.

Senetek PLC ("Senetek") or ("the Company") was formed in the United Kingdom in October 1983 and received its initial funding from a November 1983 public issuance of Ordinary shares in the U.K. A subsequent public financing was completed in the United States in May 1986. Since that date, save for an additional registration in May 1993 of shares issued to a US holder, the Company has relied on private placements of Ordinary shares to overseas investors to add to its capital base. As of September 30, 1997, approximately 95 per cent. of its outstanding shares were quoted in American Depositary Share format on the National Association of Securities Dealers Automated Quotations System.

The Company sponsors research in the field of the life sciences with particular emphasis on research relating to diseases associated with senescence or aging and the subsequent commercial exploitation of the results of such research.
The main area in which the Company is involved is the treatment of male sexual dysfunction ("MSD") which includes the development, manufacture and sale of the Company's patented self-administered automatic syringe RELIAJECT (TM) as a delivery system. Following the successful conclusion of the Phase III clinical trials in the United Kingdom the Company filed a Product License Application for the MSD product in April 1997 with the objective of obtaining the grant of a Product License for the commercial exploitation of the product.

In addition the Company plans to commence clinical trials in the US during the fourth quarter of 1997 for the purpose of obtaining approval of its MSD product from the Food and Drug Administration ( " FDA" ) in due course.

The developed product is called INVICORP (TM) and is an injectable formulation of vasointestinal peptide in combination with the drug phentalomine.

In December, 1993, the Company formed a wholly owned subsidiary, SDDT Corporation based in St. Louis, Missouri, for the purposes of designing, manufacturing and exploiting RELIAJECT (TM), initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been investigated, notably in the case of Epinephrine. Epinephrine is designed as an antidote against anaphylactic shock, triggered by allergic reaction against conditions including food poisoning and insect stings. The Company is hoping to obtain approval for marketing the product during the first half of 1998, in which event it may be possible to commence commercial sales of one of the dose ranges immediately thereafter. In addition, the Company plans to file an ANDA with the FDA for a paediatric application for this product.

The Company is also involved with research on the impact of aging on the skin. In September, 1995, the Company extended its interests by forming another wholly owned subsidiary, CCSI Corporation, based in Novato, California, for the acquisition, through CCSI, of the majority of the assets of Carme Inc., an organisation based in Novato, that had concentrated on the manufacture and distribution of a wide range of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin care, with particular emphasis to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the anti-aging KINETIN (TM) compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. CCSI completed its review of manufacturing operations at its existing facility and decided to outsource production during the third quarter of 1997, and it continues to revise its product range and marketing strategy in order to identify the optimum product mix compatible with its resources. The Company is seeking aggressively to market successfully a range of cosmetic products incorporating KINETIN (TM). The Company is also undertaking preliminary research on the possible application of KINETIN (TM) as a pharmaceutical product for certain skin disorders.

In July 1994, an agreement was entered into with the Research Foundation for Mental Hygiene Inc ("the Foundation") whereby the Company was granted the exclusive rights for the sale to the scientific community, for research and diagnostic purposes, of a number of cell lines under the control and ownership of the Foundation capable of producing certain monoclonal antibodies (including those derived from Company sponsored research into diagnostic procedures for Alzheimer's disease) in return for royalty payments to the Foundation.


MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition that are, or may be considered to be, material are included under "Financial Condition, Liquidity and Capital Resources" below.


RESULTS OF OPERATIONS

SALES

World-wide sales for the third quarter of 1997 totalled $1.4 million, a decrease of 21.3% from sales of $1.7 million for the third quarter of 1996.

In the Pharmaceutical Sector, sales increased by 110% from $0.2 million for the third quarter of 1996, to $0.4 million for the third quarter of 1997. This is due to additional sales of monoclonal antibodies to research organizations, and INVICORP (TM) to named patients through clinical practitioners..

In the Health and Cosmetics Sector, sales decreased by 35.4% from $1.6 million in the third quarter of 1996 to $1.0 million for the third quarter in 1997. This is due to rationalization of the product portfolio and elimination of a large number of low margin items.

World-wide sales for the first nine months of 1997 totalled $4.5 million, a decrease of 7.7% from sales of $4.9 million for the first nine months of 1996.

Pharmaceutical Sector sales increased by 117.6% from $0.4 million for the first nine months of 1996, to $0.8 million for the first nine months of 1997. This is due to additional sales of monoclonal antibodies and INVICORP (TM).

Health and Cosmetic Sector sales in 1997 decreased by 18.6% from $4.5 million for the first nine months of 1996, to $3.6 million for the first nine months of 1997. This is due to rationalization of the product range taking effect in the second and third quarters.

COST OF GOODS SOLD

Cost of goods sold for the third quarter of 1997, which includes manufacturing and material costs, was 61.5% of sales, or $0.8 million, down 13.9% from $1.0 million in the third quarter of 1996.

In the Pharmaceutical Sector, cost of goods sold was 39.2% of sales, up 14.5%. This is due to the reclassification of certain INVICORP (TM) development costs.

In the Health and Cosmetics Sector, cost of goods sold was 69.3% of sales, up 9.7%. This reflects restructuring costs for the product range rationalization.

Cost of goods sold for the first nine months of 1997 was 64.4% of sales, or $2.9 million, up 10.5% from $2.6 million in the first nine months of 1996.

Pharmaceutical Sector cost of goods sold was 40.4% of sales , up 11.2%.

Health and Cosmetics cost of goods sold was 70% of sales, up 14%.


OPERATING EXPENSES

RESEARCH & DEVELOPMENT

R & D expenses for the third quarter of 1997 totalled $1.2 million of which $0.67 million related to direct research and development costs. This represents an increase of 105.3% from $0.6 million in the third quarter of 1996.

For the first nine months of 1997, R & D expenses totalled $3.2 million of which $2 million related to direct research and development costs. This represents an increase of 104.7% from $1.6 million in the first nine months of 1996.

Pharmaceutical Sector R & D accounts for 98.2% of the total for the Company for the third quarter of 1997, compared to 94% for the third quarter of 1996, and 96.9% of the total for the first nine months of 1997, compared to 92.9% for the first nine months of 1996.

The increase in direct research and development costs for the first nine months of 1997 compared with the first nine months of 1996 reflects the higher level of non-clinical development work and an increased number of clinical trials performed in connection with the licensing applications submitted for INVICORP
(TM) to the medicines evaluation agencies in several European countries and the USA. The number of in-house clinical trials monitoring staff and temporary support staff has also increased during 1997.

MARKETING AND PROMOTION

Marketing and promotion expenses in the third quarter of 1997 totalled $1.3 million, an increase of 494% from $0.2 million in the third quarter of 1996.

For the first nine months of 1997, marketing and promotion expenses totalled $2.8 million, an increase of 234% from $0.8 million in the first nine months of 1996.

Pharmaceutical Sector marketing and promotion expenses for the first nine months of 1997 were $1.6 million, an increase of 217% from $0.5 million in the first nine months of 1996. The increases relate to an ongoing, high-profile Public/Investor relations campaign, highlighting the clinical success and the commercialization potential of the INVICORP (TM) system.

Health and Cosmetics Sector marketing and promotion expenses for the first nine months of 1997 were $1.2 million, an increase of 258% from $0.3 million in the first nine months of 1996. The increases relate to the advertising costs associated with the promotion of the KINETIN (TM) products.

GENERAL AND ADMINISTRATION

General and Administration expenses for the third quarter of 1997 totalled $0.9 million, an increase of 28.6% from $0.7 million in the third quarter of 1996.

General and Administration expenses for the first nine months of 1997 totalled $2.7 million, an increase of 44.0% from $1.9 million in the first nine months of 1996.

Pharmaceutical Sector G & A expenses for the first nine months of 1997 were $1.9 million, an increase of 65.8%, from $1.1 million in the first nine months of 1996.

The increases relate to the costs of engagement of additional executive management, effective from the third quarter of 1996. The cost of implementing the public/investor relations program and the cost of retaining a proposed new international Financial Adviser are also part of the increase for 1997.

Health and Cosmetic Sector G & A expenses for the first nine months were $0.9 million, an increase of 11.5% from $0.8 million in the first nine months of 1996. The increases relate to the costs of restructuring in the Cosmetic Sector operations.

SELLING EXPENSES

Selling expenses are only incurred in the Health and Cosmetics Sector and totalled $0.3 million for the third quarter of 1997, an increase of 41.3% from $0.2 million in the third quarter of 1996.

Selling expenses for the first nine months of 1997 totalled $0.6 million, a
decrease of 16.2% from                  $0.7 million in the first nine months
of 1996. The reduction relates to decreased salaries and broker commissions following the restructuring of the cosmetics business.


OPERATING LOSS

Operating loss from continued operations for the third quarter of 1997 totalled $3.1 million, an increase of 233% from $0.9 million in the third quarter of 1996.

Operating loss from continued operations for the first nine months of 1997 totalled $7.7 million, an increase of 179% from $2.8 million in the first nine months of 1996.

As explained above, increased Research & Development and Public/Investor Relations spending, and restructuring of the Health & Cosmetics Sector were the main reasons for the increased operating loss.


FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1997, the Company's liquidity represented by cash and deposits at banks increased by $5.5 million to $8.5 million. New funding amounted to $12.7 million from the exercise of Warrants and Options and the conversion of Debentures. An increase of overdraft facilities from $0.2 million to $0.9 million was effected with The Bank of New York for the purpose of effecting a major advertising campaign for the Health and Cosmetics sector.

Working capital increased from $1.0 million as of December 31,1996, to $1.35 million as of September 30,1997.

Net cash used by operating activities from continuing operations totalled $7.6 million in the first nine months of 1997, an increase of $4.5 million from the same period in 1996.

Cash used for capital expenditure was $0.6 million in the first nine months of 1997, up $0.4 million from the same period in 1996.

The Company anticipates that expenditure could exceed income by approximately $3 million through the ongoing development of its pharmaceutical products and on its administrative and marketing structure during the fourth quarter of 1997. In addition, it is planned to incur further payments on capital equipment during the fourth quarter of $0.7 million, and a re-organization cost related to the relocation of facilities estimated at $0.2 million.
Although management believes that there is a possibility of initial payments from potential licensees of the MSD product, and the syringe, and that revenues may be realized through CCSI, such revenues, even if received, will not be sufficient to address the Company's projected financial requirements through 1998. The Company may, therefore, need to procure additional funds through the issuance of new equity securities.

It is management's belief that the interest expressed by several major organisations may lead to a license agreement of a substantial nature in due course, although no assurance can be given that the Company will be successful in securing such an agreement.

The objective of the investment in CCSI was to facilitate the development, manufacture and marketing of a cosmetic compound containing the Company's KINETIN (TM) product together with the prospect, through the installation of a new management team, of utilising the assets acquired from Carme Inc. for the purpose of making a positive contribution to the Company's consolidated results. However, in the case of the development of KINETIN (TM) as a pharmaceutical in addition to its use as a cosmetic product, considerable expenditure would need to be committed to this project and the speed at which this work can be undertaken will depend upon the Company's financial resources.

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that organisation when filing Form 8-K with the Securities Exchange Commission
("SEC").   Carme Inc. was the subject of a Chapter 11 bankruptcy suit and as a result of this, together with other administration problems, the parent company of Carme Inc., International Research and Development
Corporation, had been unable to procure audited financial statements for the 3 years in question. Senetek has received a "no action" letter from the SEC in connection with this omission. The effect of the non-availability of the 3 years' audited financial statements was to preclude Senetek from effecting registration statements under the Securities Act of 1933 covering a public issuance of securities until the Company has filed audited financial statements, incorporating CCSI, for the next 3 years. Management believes that the receipt of audited financial statements for Carme Inc. for the period from January 1, 1995 to September 25, 1995 and the subsequent change in requirements by the SEC reduces this restriction to a 2 year period.

Notwithstanding this restriction, as indicated above, management may endeavor to procure funding through equity subscriptions. No assurance can be given that these funding arrangements will be consummated.

FUTURE PROSPECTS

The Company proposes to expedite the development and subsequent commercialization of the MSD product either through its own resources or in co-operation with one or more partners or licensees. The Company continues to seek agreements on acceptable terms with parties who have expressed interest in acquiring rights for certain major territories and although discussions are in progress regarding world-wide licensing rights, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties
concerned.   However, in the event that terms cannot be negotiated on a sufficiently attractive basis, the Company may decide, financial considerations permitting, to undertake the commercial exploitation for its own account for certain territories. In this event, the pre-marketing costs for this activity are likely to be substantial.

Following the successful conclusion of the Phase III clinical trials in the UK for the MSD product, and the filing of a Product License Application in April 1997, the immediate objective of the Company is to obtain the grant of a Product License. Pending this all-important grant, it is anticipated that sales of MSD, which at present are restricted to clinicians for use on a "named-patient" basis, may continue to increase although such income is unlikely to make a material contribution to the Company's revenues.

The auto-injector syringe has been fully developed and is available for commercialization. It has been utilized for testing purposes as a delivery system for the MSD product and for Ephinephrine (for which, subject to FDA approval, it may be possible to commence effecting sales in conjunction with the syringe in the second quarter of 1998). However, production at what it is hoped will be a substantial commercial volume is dependent upon the completion and installation of additional specialized plant and machinery currently contracted for at a cost, which is estimated to be in the region of $1.4 million over fiscal 1997 and 1998.

With regard to the development and marketing of KINETIN (TM) and its potential associated products, the Company has undertaken additional studies of its effects on anti-aging and psoriasis and is seeking agreement on acceptable terms with parties who have expressed interest in acquiring rights for various skin care related applications.

In the case of monoclonal antibodies derived from the Company's sponsored research into Alzheimer's disease, and from other sources, increased sales to scientific institutions are being achieved at an encouraging volume and whilst the amounts involved are unlikely to be substantial, the Company anticipates that it should be possible to achieve and maintain a flow of revenue, although such income is unlikely to make a significant contribution to the Company's revenues.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that some revenues may continue to be generated by the Company during fiscal 1997, possibly, through (i) the receipt of licensing fees or contributions from intending partners relating to the MSD and KINETIN (TM) projects, and from Ephinephrine, (ii) from the trading results, partial disposals or licensing arrangements from CCSI, (iii) from the sales of monoclonal antibodies, (iv) from sales or licensing of the syringe and (v) from sales of the MSD product to clinicians on a named-patient basis. However, no assurances can be given that this course of events will transpire. Such revenues, if received, may not be sufficient to address the anticipated expenditures and capital commitments of the Company in the near future.

FACTORS AFFECTING THE COMPANY

HISTORY OF LOSSES

The Company, despite its inception over 13 years ago in October 1983, is still developing its commercial objectives, and its business is subject to all the significant risks inherent in the establishment of a relatively new business enterprise. The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive
and regulatory environment in which the Company is operating.   Since
inception, the Company has only produced $14,201,000 in gross revenues and has cumulative losses of $41,530,000 (including a net loss of $4,020,000 in fiscal 1996). Although certain of the Company's products may be marketed in the first half of 1998, there can be no assurance that marketing will begin when the Company anticipates, if at all, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1998.

NEED FOR FINANCING

The Company's cash requirements have been and will continue to be significant. Senetek currently has sufficient equity, cash flow or bank facilities to continue its operations beyond fiscal 1997 but, as indicated, the Company may endeavor to obtain financing through the sale of equity securities in the
Company.   In the event that the Company is unable to receive adequate funding, or the costs of development and operations prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional
financing, if available, will be on terms acceptable to the Company.   If the
Company's cash requirements cannot be successfully addressed, there would be a material adverse effect on the Company's business, its financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

The Company is dependent, in particular, upon the services of Mr. Anthony Cataldo, its Chief Executive Officer, Dr Gerlof Homan, its Chief Scientific Advisor, Mr. Clifford Brune, its Chief Operating Officer, Mr Paul Logan, its Company Secretary and former Chief Financial Officer, and Dr Roger Oakes, President of Senetek's Pharmaceutical Division. If Mr. Cataldo, Dr Homan, Mr. Brune, Mr Logan and Dr Oakes were unable to provide their services to the Company for whatever reason, the Company's business could be adversely affected. Since these executives are involved in most aspects of the Company's business, there can be no assurance that suitable replacements could be found
if they were unable to perform services for the Company.   In addition, the
Company's ability to market its products and fulfil its business plan will depend, in large part, upon its ability to attract and retain qualified personnel in its field. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract or retain such personnel.

FACTORS AFFECTING THE COMPANY'S INVICORP (TM) PRODUCT, AND THE RELIAJECT (TM) AUTO-INJECTOR SYRINGE

Product Research and Technological Obsolescence

The Company is engaged in a field characterized by extensive research efforts. Despite the Company's current access to leading expertise in the field, there remains a risk that the research financed by the Company in the future could prove unproductive. Furthermore, there can be no assurance that research and discoveries by other companies will not render the Company's programs superfluous or obsolete.

Proprietary Technology

The protection afforded by patents in the biotechnology and biomedical fields can be limited. Other persons or institutions may be simultaneously developing products similar to those being developed by the Company. Therefore, future licenses and patents, which might be applied for, might not afford significant infringement protection to the Company. Future licenses and patents will not necessarily preclude competitors from developing products which can be marketed in competition with those which may be developed for the Company and thus substantially lessen the value of the Company's proprietary positions. Moreover, persons or institutions which develop similar products could make claims that the Company's proprietary rights actually belong in whole or in part to such claimants. If one or more of such claims were to arise, the Company might face a possibility that it might not prevail in any ensuring legal action and, also, that it might not be able to afford the expense of any litigation which may be necessary to enforce its patent or proprietary rights.

Governmental Regulation

Most of the Company's activities will be subject to some kind of governmental regulation, as for example, approval by the US Food and Drug Administration ("FDA") in the United States. Approval or other clearance by the FDA is required for clinical trials and for commercial distribution of some of the Company's products in the United States regardless of whether the products are dispensable by prescription or over-the-counter. Lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures may be required. Failure to obtain FDA clearances, when necessary, or failure of clinical trials to demonstrate safety or efficacy would prevent the Company from marketing the products in the United States. In addition, the Company will be subject to any quantity limitations, duties and tariffs imposed by countries within which the Company's products will be sold.

Competition

Competition in the biotechnology and biomedical fields and in the cosmetics industry is intense and is expected to increase. A major company has developed and begun marketing in the United States and Europe a product that competes with the MSD product. Many of the companies in the biotechnology and biomedical fields and the cosmetics industry have substantially greater research and development, marketing, financial and human resources than the Company and, accordingly, may provide significant long-term competition.

Exposure to Liability for the Company's Products

During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the manufacture of pharmaceutical and other medical-related products or devices which have subsequently provided harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market, even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding FDA or other foreign governmental approval, there can be no assurance that the Company will not be subject to liability from the use of its products. There is no assurance that product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute certain of the Company's products and believes that the Company's exposure to liability will thereby be lessened. However, there can be no assurance that this result will be achieved.

FACTORS AFFECTING THE COMPANY'S COSMETICS BUSINESS

Reliance on Suppliers

Although CSSI no contracts out manufacture of all of its own products, it purchases raw materials from third-party suppliers. CCSI does not presently have any long-term contracts with these suppliers and, as a consequence, any of these relationships may be terminated by either party, at any time. Although CCSI believes that other suppliers are available who can produce similar materials and products, there can be no assurance that such materials would be available to the Company on an immediate basis if needed, or at prices similar to those now paid by CCSI.

Intense Competition

CCSI competes in the retail cosmetics and personal care products industry. The industry comprises large discount chains, independent discount outlets, department stores, supermarkets, drugstores, direct marketers and speciality retailers and CCSI competes with all of these sellers of personal care products. CCSI's competitors and potential competitors have substantially greater resources, including capital, research and development personnel and manufacturing and marketing capabilities, and also may offer well established, broad product lines. Some of CCSI's competitors have long-term or preferential supply arrangements with established retailers. Such arrangements may act as a barrier to market entry. There can be no assurance that CCSI will be able to compete successfully.

Trademark and Servicemark Protection for CCSI

CCSI has acquired certain trademarks in various countries in which CCSI's products are sold. Although to date no claims have been brought against CCSI alleging that it infringes the intellectual property rights of others, there can be no assurance that such claims will not be brought against CCSI in the future, or that if made, such claims will not be successful. In addition to any potential monetary liability for damage, CCSI could be required to obtain a license in order to continue to use the trademarks in question or could be enjoined from using such trademarks if such a license were not made available on acceptable terms. If CCSI becomes involved in such litigation, it may divert significant resources, which could have a material adverse effect on CCSI and the Company and its results or operations and, if such a claim were successful, CCSI's business could be materially adversely affected.

Product Liability Risks of Cosmetics

CCSI is subject to the risk of products liability claims related to the use of its products which are designed for application to human hair and skin. CCSI carries product liability insurance which management believes will be adequate to cover risks associated with such use; however, there can be no assurance that existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to CCSI on economically feasible terms.

                              S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                SENETEK PLC
                                                (REGISTRANT)





             Date:   November  11,   1997       /S/ANTHONY J. CATALDO
                    ---------------------       -----------------------
                                                ANTHONY J. CATALDO
                                                CHAIRMAN &
                                                CHIEF EXECUTIVE OFFICER




             Date:   November   11,  1997       /S/DAVID CAREY
                    ---------------------       ----------------------------
                                                DAVID CAREY
                                                CHIEF FINANCIAL OFFICER