Form 10-Q
period 1996-06-30
SENETEK PLC /ENG/
filed 1997-12-09
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1996

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
       ___________


                         Commission file number 0-14691

                                   SENETEK PLC
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    England                                                    77-0039728
-----------------------------                             ----------------------
(State or other jurisdiction of                              (I.R.S Employer
Incorporation or organization)                               Identification No.)


23 Palace Street, London                                     SW1E 5HW
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone no. including area code 011-44-171-828-4800


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (former name, former address and former fiscal year,
                          if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1)     Yes  X   No
                                        ---     ---
                                    (see pages 14 and 15)

                            (2)     Yes  X   No
                                        ---     ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.

                    June 30, 1996 (all one class): 41,606,123
                 ----------------------------------------------

                           SENETEK PLC AND SUBSIDIARY
                          (A Development Stage Company)
                          -----------------------------


                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

PART 1. FINANCIAL INFORMATION                                           Page No.

        Item 1 - Financial Statements

        Unaudited   Consolidated  Statement  of
        Operations  Three Months Ended June 30,
        1996  and  June 30,  1995,  Six  Months
        Ended June 30,  1996 and June 30,  1995
        and October 5, 1983 (Inception) to June
        30, 1996                                                             3


        Consolidated  Balance  Sheet  June  30,
        1996  (unaudited) and December 31, 1995                              4



        Unaudited   Consolidated  Statement  of
        Cash  Flows Six  Months  Ended June 30,
        1996 and June 30, 1995,  and October 5,
        1983 (Inception) to June 30, 1996                                    5


        Notes  to  the  Unaudited  Consolidated
        Financial Statements                                                 7


        Item 2 -  Management's  Discussion  and
        Analysis  of  Financial  Condition  and
        Results of Operations                                               10


PART 11.OTHER INFORMATION

        Not applicable

SIGNATURES                                                                  17

                                                     SENETEK PLC
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands except per share date)
                                                     (Unaudited)

                                                                                                     October 5, 1983
                                                3 Months Ended               6 Months Ended           (Inception) to
                                                   June 30,                     June 30,                 June 30,
                                             1996           1995           1996           1995             1996
                                            ------         ------         ------         ------           ------

Revenues:
   Product sales                            $ 1,484            58           3,106           104             5,283
   Contract service revenue                      --            --              --            --                41
   Development stage payments                    --            --              --            --             1,020
                                             ______         _____          ______         _____            ______
       Total Revenues                         1,484            58           3,106           104             6,344
   Cost of sales                               (763)           (7)         (1,630)          (11)           (2,861)
   Cost of service revenue                       --            --              --            --                (8)
                                             ______         _____          ______         _____            ______
       Gross Profit                             721            51           1,476            93             3,475
Operating Expenses:
   Research & development                      (578)         (526)           (988)         (963)          (14,217)
   General & administration                    (662)         (471)         (1,208)         (721)          (15,324)
   Marketing & promotion                       (307)         (297)           (619)         (480)           (6,036)
   Selling Expenses                            (279)           --            (489)           --              (765)
                                             ______         _____          ______         _____            ______
       Total Operating Expenses              (1,826)       (1,294)         (3,304)       (2,164)          (36,342)
Loss from operations                         (1,105)       (1,243)         (1,828)       (2,071)          (32,867)
Interest income                                   2           144              12           275             1,637
Other income                                     25            --              48            --               218
Currency exchange gains                          --            --              --            --               179
Loss on sale of investment                       --            --              --            --              (313)
Equity in joint venture (loss)                   --            --              --            --              (480)
Gain on sale of equity in joint venture          --            --              --            --                50
Loss on disposal of subsidiary                   --            --              --            --               (48)
                                             ______         _____          ______         _____            ______
Loss before taxation                         (1,078)       (1,099)         (1,768)       (1,796)          (31,624)
Taxation                                         --            --              --            --               (61)
                                             ______         _____          ______         _____            ______
       Net Loss                           $  (1,078)       (1,099)         (1,768)       (1,796)          (31,685)

   Net loss per ordinary share
   outstanding                            $    (.03)         (.03)           (.04)         (.04)

   Weighted average
   Ordinary shares outstanding               40,650        40,593          40,628        40,565
                                             ______         _____          ______         _____



See accompanying notes to unaudited consolidated financial statements.

                                                 SENETEK PLC
                                        (A Development Stage Company)

                                          CONSOLIDATED BALANCE SHEET
                                                (in thousands)



                                                                            June 30,            December 31,
                                                                              1996                  1995
                                                                           (unaudited)           (audited)

Assets

Current Assets:
   Cash and Cash Equivalents                                                $    1,008           $    2,237
   Inventory at cost                                                             1,796                1,231
   Trade Receivables                                                               869                  800
   Non-Trade Receivables                                                            19                   41
   Prepaids and Deposits                                                           121                  118
                                                                            ----------           ----------
       Total Current Assets                                                      3,813                4,427
   Property and Equipment                                                        1,055                1,087
   Goodwill and Other Intangible Assets - net                                    2,259                2,391
                                                                            ----------           ----------
Total Assets                                                                $    7,127           $    7,905
                                                                            ==========           ==========
Liabilities & Stockholders' Equity
Current Liabilities
   Accounts Payable                                                                799                  955
   Accrued Liabilities                                                             306                  205
                                                                            ----------           ----------
                                                                                 1,105                1,160
                                                                            ==========           ==========
Stockholders' Equity:
   Ordinary shares $0.08 (5p) par value:
   Authorized shares: 58,000,000
   Issued and outstanding shares:
     June 30, 1996 - 41,606,123
     December 31, 1995 - 40,606,123                                              3,346                3,266
Share Premium                                                                   34,280               33,310
Deficit accumulated during the development stage                              ( 31,685)             (29,917)
Equity adjustment from foreign currency translation                                 81                   86
                                                                            ----------           ----------
Total Stockholders' Equity                                                  $    6,022           $    6,745
                                                                            ==========           ==========
Total Liabilities and Stockholders' Equity                                  $    7,127           $    7,905
                                                                            ==========           ==========

See accompanying notes to unaudited consolidated financial statements.

                                                     SENETEK PLC
                                            (A Development Stage Company)

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (in thousands)
                                                     (unaudited)


                                                                      Six Months Ended             October 5, 1983
                                                                          June 30,                 (Inception) to
                                                                   1996              1995           June 30, 1996
                                                                ----------        ----------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $     (1,768)          (1,796)            (31,685)
Adjustments to reconcile

   net income to net cash:
   Depreciation and amortization                                      206              109               1,465
   Write-off of assets under course of construction                    31               --                  88
   Gain on sale of equipment                                           --               --                 (86)
   Loss on disposal of subsidiary                                      --               --                  48
   Write-off of advances to Tessek                                     --               --                  66
   Equity in joint venture loss                                        --               --                 480
   Gain on sale of equity in joint venture                             --               --                 (50)
   Loss on sale of investments                                         --               --                 313
Changes in assets and liabilities:
   Trade receivables (increase)/decrease                              (69)             157                (390)
   Non-trade receivables (increase)/decrease                           22              (17)                (27)
   Inventory (increase)/decrease                                     (565)               1                (716)
   Prepaids and deposits ( increase )/decrease                         (3)              (1)               (120)
   Accounts payable and accrued liabilities
   increase/(decrease)                                                (55)              75               1,151
   Other assets (increase)/decrease                                    --               --                 (52)
                                                                  -------          -------             -------

Net cash used by operating activities                              (2,201)          (1,472)            (29,515)
                                                                  =======          =======             =======

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (73)             (89)             (1,921)
   Purchase of certain assets of Carme Inc.                            --               --             ( 4,002)
   Purchases of intangible assets                                      --               --                (585)
   Purchase of short-term investments                                  --              (35)             (4,366)
   Proceeds of sale of short-term investments                          --               --               4,178
   Proceeds from disposals of property & equipment                     --               --                 119
   Proceeds from disposal of investment                                --               --                  50
   Investment in Tessek                                                --               --                (537)
                                                                  -------          -------             -------

Net cash provided (used) by investing activities             $        (73)            (124)             (7,064)
                                                                  =======          =======             =======

                                                     SENETEK PLC

                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (in thousands)
                                                     (unaudited)


                                                                      Six Months Ended             October 5, 1983
                                                                          June 30,                 (Inception) to
                                                                   1996              1995           June 30, 1996
                                                                ----------         ---------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Proceeds of issuance of Ordinary shares and class A & B
     warrants                                                       1,050             827               36,911
   Issue of Ordinary shares to acquire working capital of
     Receptor Technologies, Inc.                                       --              --                  671
                                                                  -------           -----              -------
                                                             $      1,050             827               37,582
                                                                  =======         =======              =======
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (1,224)           (769)               1,003
Cash and cash equivalents at the beginning of the period            2,237           5,088                   --
Effect of exchange rate changes on cash                                (5)             33                    5
                                                                  -------           -----              -------
Cash at the end of the period                                $      1,008           4,352                1,008
                                                                  =======         =======              =======



Supplemental disclosures of cash flow information are as follows:

                                                            Amounts Paid
                                                          (in $ thousands)
                                                          -----------------
                                                          1996          1995
                                                          ----          ----
                  Interest                                3,107          --
                  Income Taxes                               --          --




See accompanying notes to consolidated financial statements.

                           SENETEK PLC AND SUBSIDIARY
                          (A Development Stage Company)

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, MEIS Corporation ("MEIS") and Carme International, Inc. ("Cll") (both Delaware corporations) for the six months ended June 30, 1996 and from inception. CII was incorporated on June 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. The accounts for the Company's former Danish subsidiary, Senetek A/S, are included in the results from inception. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

         Results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be achieved for the full fiscal year.

2. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S.GAAP).

3. The Company follows currency principles established by Statement of Financial Accounting Standards No. 52. All assets and liabilities in the balance sheets of the UK parent Company, foreign branches and the former subsidiary where the functional currency is other than U.S. dollars are translated at period-end exchange rates. Gains and losses arising from such translation are not included in determining net income but are accumulated in a separate component of stockholders' equity. Effective January 1, 1987, the functional currency of the Company's foreign operations is the applicable local currency. At the present time, the day-to-day operations are not dependent on the economic environment of the relevant functional currency to any significant extent. Foreign currency transactions representing items of a revenue nature are recorded using the average monthly US dollar exchange rate ruling at the time of the transactions, and any gain or loss is included in the determination of net income or loss in the period in which they occurred. Prior to December 31, 1986, the Company's functional currency was UK pounds sterling.

4. Sales, recognized at the time of shipment, are stated at the net invoiced value of goods and services supplied to customers after deduction of a value added tax where applicable.

5. During the six months ended June 30, 1996, the Company issued 1 million new Ordinary shares by way of a private placement at a price of $1.05 per share.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:

         Three Months - April 1, 1996 through June 30, 1996

                                                                                            Weighted Average
                                                                         Actual                Equivalent
                                                                      ------------        --------------------

         Shares outstanding at beginning of period                      40,606,123               40,606,123

         Private placement                                               1,000,000                   43,956
                                                                       -----------              -----------
         Shares outstanding at end of period                            41,606,123               40,650,079
                                                                       -----------              -----------

7. Inventory at cost comprises:

                                                                        June 30,              December 31,
                                                                          1996                    1995
                                                                      ------------        --------------------
                                                                                (in $ thousands)

           Finished Goods                                                  849                        635
           Raw Materials                                                   894                        552
           Work in Progress                                                 53                         44
                                                                     ---------                  ---------
                                                                     $   1,796                      1,231
                                                                     ---------                  ---------


8. Prepaids and deposits comprise the following:

                                                                        June 30,              December 31,
                                                                          1996                    1995
                                                                      ------------        --------------------
                                                                                (in $ thousands)

           Deposits                                                         60                         51
           Prepayments                                                      61                         67
                                                                     ---------                  ---------
                                                                     $     121                        118
                                                                     ---------                  ---------



9. Accounts payable and accrued liabilities comprise the following:


                                                         June 30, 1996                      December 31, 1995
                                                                        (in $ thousands)

                                                  Accrued             Accounts           Accrued         Accounts
                                                Liabilities           Payable          Liabilities        Payable
                                              ---------------      -------------     ---------------   ------------


Trade creditors                                  $     3             $   323             $    --          $   413
Directors' fees and remuneration                      --                  35                  --                3
Staff salaries                                        58                   3                  50                4
Vacation pay accrual                                  72                  --                  29               --
Taxes and social security                              4                  16                  --               26
Audit, accountancy and
   taxation charges                                   57                  48                 108               19
Direct research costs                                 --                 197                  --              324
Approved travel and accommodation expenses            --                   3                  --               10

Legal and professional fees                           40                  20                  18                1
Consultancy fees                                       -                  38                  --               37
Other liabilities and accruals                        72                 116                  --              118
                                                  ------              ------              ------           ------
                                             $       306         $       799         $       205      $       955
                                                  ------              ------              ------           ------



10.      Commitments

         As of June 30, 1996, the Company plans to provide funding for various testing and approval requirements of approximately $500,000. This development expenditure is scheduled to be incurred during the remaining portion of the year ending December 31,1996. Other commitments include obligations under employment and consulting agreements and property leases.

         Additional capital expenditure of approximately $500,000 is envisaged during the remainder of 1996 representing part-payments towards the acquisition of additional plant and machinery over the next 18 months for the manufacture and assembly of the Company's auto-injector syringe components. This proposed expenditure is designed to increase production capacity to a commercial volume. Such expenditure is subject to the adequacy of the Company's financial resources or the availability of leasing or loan facilities.

                           SENETEK PLC AND SUBSIDIARY

                          (A Development Stage Company)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DISCLOSURE

Senetek was formed in the United Kingdom in October 1983 and received its initial funding from a November 1983 public issuance of Ordinary shares in the U.K. A subsequent public financing was completed in the United States in May 1986. Since that date, save for an additional registration in May 1993 of shares issued to a US holder, the Company has relied on private placements of Ordinary shares to overseas investors to add to its capital base. As of June 30, 1996, approximately 97 per cent. of its outstanding shares were quoted in American Depositary Share format on the National Association of Securities Dealers Automated Quotations System.

The Company sponsors research and development in the field of the life sciences, with particular emphasis on research relating to diseases associated with senescence or aging. In September 1995, the Company extended its range of interests by acquiring, through its newly formed wholly-owned subsidiary CII, the majority of the assets of Carme Inc., an organization based in Novato, California that had concentrated on the manufacture and distribution of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skincare and ultimately to provide a vehicle for the development and distribution of VivaKin, (formerly designated "Factor X") in a cosmetic format. In the meantime, after allergenic studies, the Kinetin compound has been introduced into CII's Mill Creek product range.

The main research areas in which the Company is involved are the treatment of male sexual dysfunction ("MSD"), for which a Clinical Trial Exemption application has been approved in the UK, and an Investigational Drug Application ("IND") filed with the US Food and Drug Administration ("FDA"). Phase III clinical trials are currently in progress in the UK. In addition, the Company plans to develop, manufacture and sell its self-administered automatic injector syringe, through MEIS, and to manufacture and distribute a wide range of health and skin care products through CII. The Company is currently working to develop and sell additional cosmetic products incorporating the Kinetin compound, and also at a later stage, to develop VivaKin as a pharmaceutical product for the amelioration of age related skin disorders, including premature aging.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition that are, or may be considered to be, material are included under "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

The Company's operations are carried out through research and development in the life science and biotechnology fields ("pharmaceuticals") and, through CII, the manufacture and distribution of health and beauty aids ("cosmetics"). CII commenced operations on September 26, 1995.


                                                                          Six Months Ended
                                                                              June 30,
                                                                  1996                         1995
                                                                          (in $ thousands)

Loss From Operations:

Pharmaceuticals:
   Revenues                                                        217                          104
                                                                   ---                          ---
   Gross Profit                                                    146                           93
   Operating Expenses                                           (1,936)                      (2,164)

                                                            ----------                   ----------

   Loss from Operations                                         (1,790)                      (2,071)
                                                            -----------                  ----------
Cosmetics:
   Revenues                                                      2,889                           --

                                                            ----------                   ----------

   Gross Profit                                                  1,330                           --
   Operating Expenses                                           (1,368)                          --

                                                            ----------                   ----------
   Loss from Operations                                            (38)                          --
                                                            ----------                   ----------
Total Loss from Operations                                      (1,828)                      (2,071)
                                                            ----------                   ----------



                                                                          Six Months Ended
                                                                              June 30,
                                                                  1996                         1995
                                                                          (in $ thousands)
Overall Loss Before Taxation:
Pharmaceuticals:
   Loss from Operations                                        (1,790)                     (2,071)
   Interest Income                                                 12                         275
                                                             --------                   ---------
                                                               (1,778)                     (1,796)
                                                               ------                      ------
Cosmetics:
   Loss from Operations                                           (38)                         --
   Other Income                                                    48                          --


                                                               ------                      ------
                      (Profit)                                     10
                                                               ------                      ------

                                                               ------                      ------
Total Overall Loss Before Taxation                             (1,768)                     (1,796)
                                                                -----                       -----

The decrease of $18,000 in the overall loss of the Company's pharmaceutical division during the six months ended June 30, 1996 compared with the corresponding period during 1995 is represented by an increase in gross profit of $53,000 and a decrease in operating expenses of $228,000 as discussed in the following sub-sections, these beneficial movements being largely offset by a decrease of $263,000 in interest income.

The profit of $10,000 realised by the Company's cosmetics division during the six months ended June 30, 1996 reflects the results of CII

Revenues
--------

The Company's product sales revenues of $1,484,000 for the three months ended June 30, 1996 comprised $110,000 from the sale of its pharmaceutical products, and $1,374,000 from the sale of health and cosmetic beauty aids.

For the six months to June 30, 1996, sale revenues were $3,106,000 comprising $217,000 from pharmaceutical products and $2,889,000 from health and cosmetic beauty aids.

OPERATING EXPENSES

Research and Development
------------------------

Pharmaceutical Division
-----------------------

Research and development expenses for the three months ended June 30, 1996 were $544,000, of which $281,000 related to direct research costs, and $263,000 was accounted for by indirect research activities consisting primarily of the allocation to this heading of travel and accommodation in connection with matters relating to research and development and the depreciation and amortization of scientific research equipment and proprietary technology. For the equivalent three month period in 1995, the costs totalled $526,000 with direct and indirect research expenses accounting for $214,000 and $312,000 respectively.

For the six months ended June 30, 1996 research and development costs were $912,000 of which $443,000 related to direct and $469,000 to indirect research costs. For the equivalent six month period in 1995, the costs totalled $963,000 with direct and indirect research costs accounting for $420,000 and $543,000 respectively.

The increase of $23,000 in direct research costs for the six months ended June 30, 1996 compared with 1995 is accounted for by an increase of $87,000 in the cost of the development of the Company's self-administered auto-injector syringe. This increased expenditure was partially off-set by a temporary decrease of $20,000 in the cost of clinical trials relating to the MSD compound, together with a net saving of $44,000 in the Company's short-term research program relating to certain aging projects.

The decrease of $74,000 in indirect research costs for six months ended June 30, 1996 compared with 1995 is due, in the main, to reductions in the compensation payable to the Chief Executive Officer and a saving in outside scientific consulting fees. These decreases in expenditure are partially off-set by an increase in rental charges relating to the Company's new premises in the UK and the USA.

Cosmetics Division
------------------

Expenditure on research and development by CII in the three months ended June 30, 1996 totalled $34,000 representing indirect costs including a proportion of salary costs and associated expenses, rent, utilities and general overheads attributable to this heading, together with prototype and testing costs and minor items covering expensed equipment and software.

For the six months ended June 30, 1996, these expenses totalled $76,000.

Marketing and Promotion
-----------------------

Pharmaceutical Division
-----------------------

Marketing and promotion expenses for the three months ended June 30, 1996 totalled $179,000 compared with $297,000 for the equivalent three month period in 1995.

These expenses for the six months ended June 30, 1996 were $344,000 and for the corresponding period in 1995, $480,000. The decrease of $136,000 for 1996 compared to 1995 is mainly due to (i) a non-recurrence of additional compensation payable to a former Director of the Company in 1995, (ii) the re-allocation to CII of the salary costs and associated expenses of an Executive Vice President, and (iii) a non-recurrence of the cost of producing the Company's Corporate Capabilities brochures in 1995.

Cosmetics Division
------------------

The marketing and promotional expenses incurred by CII for the three months ended June 30, 1996 totalled $128,000 and represents the cost of advertising the Company's products in magazines, trade journals and at trade shows, together with a proportion of general overheads allocated to this heading.

For the six months ended June 30, 1996, these expenses totalled $275,000.

General and Administration
--------------------------

Pharmaceutical Division
-----------------------

General and administration expenses for the three months ended June 30, 1996 were $404,000 and for the equivalent three month period in 1995, $471,000.

These expenses for the six months ended June 30, 1996 were $680,000 and for the corresponding period in 1995, $721,000. The decrease of $41,000 for 1996 compared with 1995 is due to (i) savings resulting from the expiry of a contractual obligation for consultancy services, (ii) the re-allocation to CII of a proportion of the salary costs and associated expenses of an Executive Vice President, (iii) the re-allocation of royalties payable on sales of the Company's monoclonal antibodies to the heading "Cost of Sales", (iv) a non-recurrence of the cost of due diligence work relating to the acquisition of certain assets of Carme Inc. in 1995, (v) a saving on the cost of producing the Company's Annual Report and Accounts, and (vi) a general reduction in the cost of the Company's patent protection services. These decreases in expenditure are partially off-set by (i) additional legal fees relating to a dispute with a former employee, the renewal of the lease of the Company's UK offices and the costs relating to the leasing of new premises in the UK for the Company's pharmaceutical division, and (ii) the cost of obtaining a Directors' and Officers' Liability Insurance, a condition required by certain potential investors.

Cosmetics Division
------------------

The general and administration expenses incurred by CII for the three months ended June 30, 1996 totalled $258,000, and includes a proportion of salary costs and associated expenses, together with consultancy services, professional fees, the cost of amortization of goodwill, and the allocation of general overheads and costs to this heading.

For the six months ended June 30, 1996, these costs totalled $528,000.

Selling Expenses
----------------

Cosmetics Division
------------------

Selling expenses incurred by CII in the three months ended June 30, 1996 amounted to $279,000 and include selling commissions paid to brokers together with the cost of overheads allocated to this heading.

For the six months ended June 30, 1996 these costs totalled $489,000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's liquidity represented by cash and deposits at banks decreased by $1,229,000 to $1,008,000. This reduction is attributable to (i) the overall loss of $1,768,000 for the six month period (after crediting interest income of $12,000 and other income of $48,000), (ii) the purchase of capital and computer equipment totalling $73,000,
(iii) an increase of $565,000 in inventory held at cost, (iv) an increase of $50,000 in trade and non-trade receivables, (v) a decrease of $55,000 in accounts payable and accrued liabilities, and (vi) the adverse effect, totalling $5,000 of exchange rate movements on non-US cash and cash equivalents when converted to US dollars for the purpose of the Company's Financial Statements. These liquidity outgoings were off-set by (i) the receipt of $1,050,000 in equity subscriptions for new Ordinary shares in the Company, (ii) a charge to revenue representing the cost of assets under the course of construction totalling $31,000 which after review have now been deemed to cover prototype development and included in the calculation of the overall loss referred to above, and (iii) the non-cash depreciation and an amortization charge of $206,000 also included in the calculation of the overall loss referred to above.

The Company anticipates that expenditure could exceed income by approximately $1,700,000 through the development of its pharmaceutical products and on its administrative and marketing structure during the 6 months to December 31, 1996. In addition, it is proposed to incur further expenditure on capital equipment during fiscal 1996, as indicated in the "Notes to the Unaudited Consolidated Financial Statements", Item 10, above. Although management believes that there is a possibility of initial payments from potential licensees of the MSD product, and also for the syringe, being received in 1996, and also that revenues may be realized through CII, such revenues are unlikely to be sufficient to address the Company's projected financial requirements. The Company is therefore currently attempting to procure adequate additional funds through a proposed issuance of new equity securities. In the meantime, an unsecured bank loan facility of $1,000,000 has been negotiated and may be utilized since this may prove to be necessary in the short-term. Although management believes that Senetek will be able to address its financial needs, no assurances can be given that the Company will be successful in achieving either revenues at a reasonable level in the short to medium term, or capital funding at an adequate level. See "Factors Affecting the Company - Need for Financing" below.

The objective of the major investment in CII was to facilitate the development, manufacture and marketing of a cosmetic compound containing the Company's VivaKin product together with the prospect, through the installation of a new management team, of utilising the assets acquired from Carme Inc. for the purpose of making a positive contribution to the Company's consolidated results. However, in the case of the development of VivaKin as a pharmaceutical as opposed to a cosmetic product, considerable expenditure would need to be committed to this project and the speed at which this work can be undertaken will depend upon the Company's financial resources.

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that organisation when filing Form 8-K with the Securities Exchange Commission ("SEC"). Carme Inc. was the subject of a Chapter 11 bankruptcy suit and as a result of this, together with other administration problems, the parent company of Carme Inc., International Research and Development Corporation, had been unable to procure audited financial statements for the 3 years in question. Senetek has received a "no action" letter from the SEC in connection with this omission, but in the meantime believes it may have succeeded in negotiating with the immediate former auditors of Carme Inc. for the provision of audited financial statements for the period from January 1, 1995 to September 25, 1995. The effect of the non-availability of the 3 years' audited financial statements is to preclude Senetek from effecting registration statements under the Securities Act of 1933 covering a public issuance of securities until the Company has filed audited financial statements, incorporating CII, for the next 3 years. Management believes that the receipt of audited financial statements for Carme Inc. for the period from January 1, 1995 to September 25, 1995 may reduce this restriction to a 2 year period. Notwithstanding this restriction, as indicated above, management is endeavoring to procure funding through equity subscriptions of a substantial nature. The success or otherwise of these negotiations is likely, inter alia, to be dependent upon the terms for clearance from the appropriate division of the SEC, which the Company believes may have been agreed in principle. However no assurances can be given that these funding negotiations, that are currently at an advanced stage, will be consummated.

FUTURE PROSPECTS

The Company proposes to expedite the development and subsequent commercialization of the MSD product either through its own resources or in co-operation with one or more licensees. The Company continues to seek agreements on acceptable terms with parties who have expressed interest in acquiring licensing rights for certain major territories and although discussions are in progress regarding licensing rights for individual areas in Europe, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties concerned. However, in the event that terms cannot be negotiated on a sufficiently attractive basis, the Company may decide, financial considerations permitting, to undertake the commercial exploitation for certain territories for its own account.

The immediate objective is to achieve the successful completion of Phase III clinical trials in the UK for the MSD product leading to a Product License Application in early 1997 and the subsequent granting of a Product License. Pending these developments, it is anticipated that sales, which at present are restricted to clinicians for use on a "named-patient" basis, will continue to increase although such income is unlikely to make a material contribution to the Company's revenues.

The auto-injector syringe has been fully developed and the syringe is available for commercialization and for testing purposes as a delivery system for the MSD product. However, production at what it is hoped will be a substantial commercial volume is dependent upon the acquisition of additional specialized plant and machinery at a cost, to be incurred over an 18 month period, estimated to be in the region of $2.2 million. There can be no assurance that the Company will be able to acquire this equipment upon acceptable terms, or at all.

With regard to the development and marketing of VivaKin and its potential associated products, the acquisition of CII has provided the necessary production and marketing facilities for its incorporation into cosmetic products which, it is hoped may, at a later stage make a positive contribution to the Company's revenues, although no assurance can be given as to the successful consummation of this objective.

In the case of monoclonal antibodies derived from the Company's sponsored research into Alzheimer's disease, and from other sources, sales to scientific institutions are being achieved at an encouraging volume in 1996, and whilst the amounts involved are unlikely to be substantial, it is anticipated that it should be possible to achieve and maintain a flow of revenue at a reasonable level.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that revenues may be generated by the Company during fiscal 1996, possibly, through
(i) the receipt of licensing fees relating to the MSD project, (ii) from the trading results of CII, (iii) from the sales of monoclonal antibodies and (iv) from sales or licensing of the syringe. However, no assurances can be given that this course of events will transpire.

The statements contained in this 10-Q may be deemed forward looking statements and involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this 10-Q and in the

Company's Securities and Exchange Commission filings on Form 10-K for the fiscal year ended December 31, 1995 and on Form 10-Q for the quarter ended March 31, 1996, other factors that could materially affect the Company's business, financial condition and results of operation include, without limitation, the following:

Factors Affecting the Company
-----------------------------

Need for Financing
------------------

The Company's cash requirements have been and will continue to be significant. Senetek currently does not have sufficient equity, cash flow or bank facilities to continue its operations beyond October 1996 but, as indicated, the Company is currently endeavoring to obtain financing through the sale of equity securities in the Company. In the event that the Company is unable to receive adequate funding, or the costs of development and operations prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to the Company. If the Company's cash requirements cannot be successfully addressed there would be a material adverse effect on the Company's business, its financial condition and results of operations.

Development Stage Company; History of Losses
--------------------------------------------

The Company, despite its inception over 12 years ago in October 1983, is still in the development stage, and its business is subject to all the significant risks inherent in the establishment of a new business enterprise. The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive and regulatory environment in which the Company is operating. It has only produced $6,344,000 in gross revenues and has cumulative losses of $31,685,000 (including a net loss of $3,721,000 in fiscal 1995). Because its MSD product is estimated to be approximately one year away from being marketed, there an be no assurance that marketing will begin when the Company contemplates, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1997.

Dependence on Key Personnel
---------------------------

The Company is dependent, in particular, upon the services of Dr Gerlof Homan, its Chief Executive Officer, Mr Paul Logan, its Chief Financial Officer and Dr Roger Oakes, President of Senetek's Pharmaceutical Division. If Dr Homan, Mr Logan and Dr Oakes were unable to provide their services to the Company for whatever reason, the Company's business could be adversely affected. Since Dr Homan, Mr Logan and Dr Oakes are involved in most aspects of the Company's business, there can be no assurance that suitable replacements could be found if they were unable to perform services for the Company. In addition, the Company's ability to market its products and fulfill its business plan will depend, in large part, upon its ability to attract and retain qualified personnel in its field. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract or retain such personnel.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SENETEK PLC



Dated:  August 12, 1996              By:     /S/ GERLOF HOMAN
        ---------------                    -------------------------
                                           Gerlof Homan
                                           President and Chief Executive Officer



                                     By:     /S/ P.A. LOGAN
                                           -------------------------
                                           Paul Anthony Logan
                                           Secretary and Chief Financial Officer