Form 10-Q
period 1996-09-30
SENETEK PLC /ENG/
filed 1997-12-09
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
-----
  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 1996
-----

                                       or

-----
        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
-----


                         Commission file number 0-14691


                                   SENETEK PLC

--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        England                                                 77-0039728
-----------------------------------                       --------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                            Identification No.)


23 Palace Street, London                    SW1E 5HW
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no. including area code 011-44-171-828-4800

                                 NOT APPLICABLE
------------------------------------------------------------------------------
         (former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     (1)    Yes   [X]      No  [ ]
                                        (see page 15)

                                     (2)    Yes   [X]      No  [ ]


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.

                 September 30, 1996 (all one class): 41,606,123

                          SENETEK PLC AND SUBSIDIARIES




                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996




PART I.  FINANCIAL INFORMATION                                        Page No.


         Item 1 - Financial Statements

         Unaudited Consolidated Statement of Operations
         Three Months Ended September 30, 1996 and September 30, 1995,
         Nine Months Ended September 30, 1996 and September 30, 1995        3


         Consolidated Balance Sheet
         September 30, 1996 (unaudited) and December 31, 1995               4


         Unaudited Consolidated Statement of Cash Flows
         Nine Months Ended September 30, 1996 and September 30, 1995,       5


         Notes to the Unaudited Consolidated  Financial Statements          7


         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10



PART II.  OTHER INFORMATION

         Item 5 - Management changes                                       17

         Item 6 - Exhibit                                                  19



SIGNATURES                                                                 20

                                  SENETEK PLC

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share date)
                                   (Unaudited)


                                           3 Months Ended        9 Months Ended
                                           September 30,         September 30,
                                           1996       1995       1996      1995
                                           ----       ----       ----      ----

Revenues:
   Product sales                           $1,745      (48)      4,851      56
   Contract service revenue                   --        --          --      --
   Development stage payments                 --        25          --      25
                                            -----     -----      ------   -----

         Total Revenues                     1,745      (23)      4,851      81

   Cost of sales                             (981)     (10)     (2,611)    (21)
   Cost of service revenue                     --       --          --      --
                                            -----     -----      ------   -----

         Gross Profit                         764      (33)      2,240      60

Operating Expenses:
   Research & development                    (562)    (395)     (1,550) (1,358)
   General & administration                  (699)    (398)     (1,907) (1,119)
   Marketing & promotion                     (215)    (144)       (834)   (624)
   Selling Expenses                          (223)      --        (712)     --
                                            ------    ------     ------  ------

      Total Operating Expenses             (1,699)    (937)     (5,003) (3,101)

Loss from operations                         (935)    (970)     (2,763) (3,041)

Interest income                                 2      106          14     381
Other income                                   14       --          62      --
Currency exchange gains                        --       --          --      --
Loss on sale of investment                     --     (252)         --    (252)
Equity in joint venture (loss)                 --       --          --      --
Gain on sale of equity in joint venture        --       --          --      --
Loss on disposal of subsidiary                 --       --          --      --
                                            ------    ------     ------  ------

Loss before taxation                         (919)   (1,116)    (2,687)  (2,912)

Taxation                                       --        --         --       --
                                            ------    ------     ------  ------

         Net Loss          $                 (919)    (1,116)   (2,687)  (2,912)
                                            ------    ------     ------  ------

   Net loss per ordinary
   share outstanding       $                 (.02)     (.03)      (.07)    (.07)

   Weighted average
   Ordinary shares
   outstanding                             41,606    40,606     40,958   40,451
                                           ------    ------     ------   ------

See accompanying notes to unaudited consolidated financial statements.

                                   SENETEK PLC

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                              September 30,        December 31,
                                                  1996                 1995
                                              (unaudited)            (audited)
Assets

Current Assets:
   Cash and Cash Equivalents                  $     36              $   2,237
   Inventory at cost                             1,752                  1,231
   Trade Receivables                             1,051                    800
   Non-Trade Receivables                           123                     41
   Prepaids and Deposits                           157                    118
                                               --------               --------

   Total Current Assets                          3,119                  4,427

   Property and Equipment                        1,038                  1,087
   Goodwill and Other Intangible Assets - net    2,194                  2,391
                                               --------                -------

            Total Assets                      $  6,351              $   7,905
                                                  ===                     ===


Liabilities & Stockholders' Equity
Current Liabilities
   Accounts Payable                              1,033                    955
   Accrued Liabilities                             216                    205
                                                -------                -------
                                                 1,249                  1,160
                                                -------                -------

Stockholders' Equity:
   Ordinary shares $0.08 (5p) par value:
   Authorized shares: 58,000,000
   Issued and outstanding shares:
      September 30,  1996 - 41,606,123
      December 31, 1995 - 40,606,123             3,346                  3,266

Share Premium                                   34,280                 33,310
Deficit accumulated during the development     (32,604)               (29,917)
  stage
Equity adjustment from foreign currency
  translation                                        80                    86
Total Stockholders' Equity                   $    5,102            $    6,745
                                                    ===                   ===

Total Liabilities and Stockholders' Equity   $    6,351            $    7,905
                                                    ===                   ===

See accompanying notes to unaudited consolidated financial statements.

                                   SENETEK PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996            1995
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $    (2,687)        (2,912)
Adjustments to reconcile
   net income to net cash:
   Depreciation and amortization                             325            164
   Write-off of assets under course
   of construction                                            31             --
   Gain on sale of equipment                                  --             --
   Loss on disposal of subsidiary                             --             --
   Write-off of advances to Tessek                            --             --
   Equity in joint venture loss                               --             --

   Gain on sale of equity in joint venture                    --             --
   Loss on sale of investments                                --             --

Changes in assets and liabilities:

Trade receivables (increase)/
   decrease                                                 (251)            95
Non-trade receivables (increase)/
   decrease                                                  (82)             4
Inventory (increase)/decrease                               (521)            (4)

Prepaids and deposits
    (increase)/decrease                                      (39)             2
Accounts payable and accrued
   liabilities increase/(decrease)                            89            (24)
Other assets (increase)/decrease                              --             --
                                                           -------      -------
Net cash used by operating activities                $    (3,135)        (2,423)
                                                             ===            ===

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                      (110)          (148)
   Purchase of certain assets of Carme Inc.                   --         (3,800)
   Purchases of intangible assets                             --             --
   Purchase of short-term investments                         --            (52)
   Proceeds of sale of short-term investments                 --          3,378
   Proceeds from disposals of property
   & equipment                                                --              4
   Proceeds from disposal of investment                       --             --
   Investment in Tessek                                       --             --
                                                          --------     --------
Net cash provided (used) by investing
   activities                                               (110)          (618)
                                                             ===            ===

                                   SENETEK PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                              1996         1995
                                                             -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds of issuance of
   Ordinary shares and cl;ass A & B warrants                 1,050          827
   Issue of Ordinary shares to acquire working
   capital of Receptor Technologies Inc                         --           --
                                                           --------     --------
Net cash provided by financing activities           $        1,050          827
                                                               ===          ===

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (2,195)      (2,214)
Cash and cash equivalents at the beginning
   of the period                                             2,237        5,088
Effect of exchange rate changes on cash                         (6)         (31)
                                                           --------     --------

Cash at the end of the period                       $           36        2,843
                                                                ==          ===


Supplemental disclosures of cash flow information are as follows:

                                           Amounts Paid
                                          (in $ thousands)
                                           --------------

                                        1996              1995
                                        -----             -----

                  Interest                 5                --
                  Income Taxes            --                --






See accompanying notes to consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek" or "the Company") and its wholly owned subsidiaries, MEIS Corporation ("MEIS") and Carme International, Inc. ("CII") (both Delaware corporations) for the nine months ended September 30, 1996, CII was incorporated on September 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5.       During the nine months ended  September 30, 1996, the Company issued
         1 million new Ordinary shares by way of a private placement at a price of $1.05 per share.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:

Three Months - July 1, 1996 through September 30, 1996
------------------------------------------------------


                                                  Actual       Weighted Average
                                                                   Equivalent
                                                  ------        ---------------

Shares outstanding at beginning
and end of period                                41,606,123        41,606,123
                                                 ==========        ==========



7. Inventory at cost comprises:
                                          September 30,           December 31,
                                               1996                    1995
                                                    (in $ thousands)
                                          -------------           -------------
   Finished Goods                               857                     635
   Raw Materials                                847                     552
   Work in Progress                              47                      44
                                             --------                --------
                                         $    1,751                   1,231
                                             --------                --------



8. Prepaids and deposits comprise the following:




                                          September 30,           December 31,
                                               1996                    1995
                                                    (in $ thousands)
                                          -------------           -------------
    Deposits                                     63                      51
    Prepayments                                  94                      67
                                            ---------              ---------
                                            $   157                     118
                                            ---------               ---------

9.     Accounts payable and accrued liabilities comprise the following:

                             September 30, 1996         December 31, 1995
                                           (in $ thousands)
                             ------------------          ----------------

                             Accrued     Accounts        Accrued    Accounts
                            Liabilities  Payable        Liabilities  Payable

    Trade creditors          $    --        430              --         413
    Directors' fees and
       remuneration               --        --               --           3
    Staff salaries                22        --               50           4
    Vacation pay accrual          88        --               29           -
    Taxes and social security     --        20               --          26
    Audit, accountancy and
      taxation charges            76        22              108          19
    Direct research costs         --       207               --         324
    Approved travel and
      accommodation expenses      --        18               --          10
    Legal and professional fees   12        92               18           1
    Consultancy fees              --        32                -          37
    Other liabilities and
      accruals                    18       212               --         118
                               --------  --------      ---------    ---------
                             $   216     1,033        $     205         955
                               --------  --------      ---------    ---------

10.      Commitments
         -----------

         As of September 30, 1996, the Company plans to provide funding for various testing and approval requirements of approximately $390,000. This development expenditure is scheduled to be incurred during the remaining portion of the year ending December 31, 1996. Other commitments include obligations under employment and consulting agreements and property leases.

         In addition, capital expenditure of approximately $425,000 is anticipated during the remainder of 1996 representing part-payments towards the acquisition of additional plant and machinery over the next 18 months for the manufacture and assembly, at a commercial volume, of the Company's auto-injector syringe components at MEIS, for photographic equipment at CII, and for protective facilities for the storage of testing data at the Company's new scientific base at Kettering in the UK. This proposed expenditure is designed to increase production capacity to a commercial volume. Such expenditure is subject to the adequacy of the Company's financial resources or the availability of leasing or loan facilities.

                          SENETEK PLC AND SUBSIDIARIES

ITEM 2.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DISCLOSURE

Senetek was formed in the United Kingdom in October 1983 and received its initial funding from a November 1983 public issuance of Ordinary shares in the U.K. A subsequent public financing was completed in the United States in May 1986. Since that date, save for an additional registration in May 1993 of shares issued to a US holder, the Company has relied on private placements of Ordinary shares to overseas investors to add to its capital base. As of September 30, 1996, approximately 97 per cent. of its outstanding shares were quoted in American Depositary Share format on the National Association of Securities Dealers Automated Quotations System.

The Company sponsors research and development in the field of the life sciences, with particular emphasis on research relating to diseases associated with senescence or aging. In September 1995, the Company extended its range of interests by acquiring, through its newly formed wholly-owned subsidiary CII, the majority of the assets of Carme Inc., an organization based in Novato, California that had concentrated on the manufacture and distribution of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin-care and ultimately to provide a vehicle for the development and distribution of VivaKin, (formerly designated "Factor X") in a cosmetic format. In the meantime, after allergenic studies, the Kinetin compound has been introduced into CII's Mill Creek product range.

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

                                                Nine Months Ended
                                                  September 30,
                                                1996          1995
                                                 (in $ thousands)
Loss From Operations:

Pharmaceuticals:
   Revenues                                      387            81
   Gross Profit                                  274            60
   Operating Expenses                         (3,074)       (3,101)
                                               -----         -----
   Loss from Operations                       (2,800)       (3,041)

Cosmetics:
   Revenues                                    4,464            --
                                               -----         ------
   Gross Profit                                1,966            --
   Operating Expenses                         (1,929)           --
                                               -----         ------
   Profit from Operations                         37            --
                                               -----         ------

Total Loss From Operations                    (2,763)        (3,041)



                                                Nine Months Ended
                                                  September 30,
                                                1996          1995
                                                 (in $ thousands)
Overall Loss Before Taxation:

Pharmaceuticals:
   Loss from Operations                        (2,800)      (3,041)
   Interest Income                                 14          381
   Loss on sale of investments                     --         (252)
                                               (2,786)      (2,912)

Cosmetics:
   Profit from Operations                          37           --
   Other Income                                    62           --
                                               -------      -------
                             Profit                99           --

Total Overall Loss Before Taxation             (2,687)       (2,912)


The decrease of $126,000 in the overall loss of the Company's pharmaceutical division during the nine months ended September 30, 1996 compared with the corresponding period during 1995 is represented by an increase in gross profit of $214,000 and a decrease in operating expenses of $27,000 as discussed in the following sub-sections and from the non-recurrence of a loss of $252,000 on the sale of investments arising in 1995; these beneficial movements were largely offset by a decrease of $367,000 in interest income.

The profit of $99,000 realised by the Company's cosmetics division during the nine months ended September 30, 1996 reflects the results of CII.

Revenues
--------

The Company's product sales revenues of $1,745,000 for the three months ended September 30, 1996 comprised $170,000 from the sale of its pharmaceutical products, and $1,575,000 from the sale of health and cosmetic beauty aids.

For the nine months to September 30, 1996, sale revenues were $4,851,000 comprising $387,000 from pharmaceutical products and $4,464,000 from health and cosmetic beauty aids.


OPERATING EXPENSES

Research and Development
------------------------

Pharmaceutical Division
-----------------------

Research and development expenses for the three months ended September 30, 1996 were $528,000, of which $300,000 related to direct research costs, and $228,000 was accounted for by indirect research activities consisting primarily of the allocation to this heading of travel and accommodation in connection with matters relating to research and development and the depreciation and amortization of scientific research equipment and proprietary technology. For the equivalent three month period in 1995, the costs totalled $395,000 with direct and indirect research expenses accounting for $143,000 and $252,000 respectively.

For the nine months ended September 30, 1996 research and development costs were $1,440,000 of which $743,000 related to direct and $697,000 to indirect research costs. For the equivalent nine month period in 1995, the costs totalled $1,358,000 with direct and indirect research costs accounting for $563,000 and $795,000 respectively.

The increase of $180,000 in direct research costs for the nine months ended September 30,1996 compared with 1995 is accounted for by an increase of $97,000 in the cost of the development of the Company's self-administered auto-injector syringe, an increase of $75,000 in the cost of clinical trials relating to the MSD compound, and an additional net cost of $8,000 in the research program relating to certain aging projects.

The decrease of $98,000 in indirect research costs for nine months ended September 30, 1996 compared with 1995 is due mainly to reductions in the compensation payable to the Chief Executive Officer attributable to this heading and a saving in outside scientific consulting fees. These decreases in expenditure are partially off-set by an increase in rental charges relating to the Company's new premises in the UK and the USA.

Cosmetics Division
------------------

Expenditure on research and development by CII in the three months ended September 30, 1996 totalled $34,000 representing indirect costs including a proportion of salary costs and associated expenses, rent, utilities and general overheads attributable to this heading, together with prototype and testing costs and minor items covering expensed equipment and software.

For the nine months ended September 30, 1996, these expenses totalled $110,000.

General and Administration
--------------------------


Pharmaceutical Division
-----------------------

General and administration expenses for the three months ended September 30, 1996 were $461,000 and for the equivalent three month period in 1995, $398,000.

These expenses for the nine months ended September 30, 1996 were $1,141,000 and for the corresponding period in 1995, $1,119,000, representing a net increase of $22,000.

Cosmetics Division
------------------

The general and administration expenses incurred by CII for the three months ended September 30, 1996 totalled $238,000, and includes a proportion of salary costs and associated expenses, together with consultancy services, professional fees, the cost of amortization of goodwill, and the allocation of general overheads and costs to this heading.

For the nine months ended September 30, 1996, these costs totalled $766,000.



Marketing and Promotion
-----------------------


Pharmaceutical Division
-----------------------

Marketing and promotion expenses for the three months ended September 30, 1996 totalled $149,000 compared with $144,000 for the equivalent three month period in 1995.

These expenses for the nine months ended September 30, 1996 were $493,000 and for the corresponding period in 1995, $624,000. The decrease of $131,000 for 1996 compared to 1995 is mainly due to (i) a non-recurrence of additional compensation payable to a former Director of the Company in 1995, (ii) the re-allocation to CII of the salary costs and associated expenses of an Executive Vice President, (iii) a non-recurrence of the cost of producing the Company's Corporate Capabilities brochures in 1995, and (iv) a saving in outside consulting fees in the area of investor relations.

Cosmetics Division
------------------

The marketing and promotional expenses incurred by CII for the three months ended September 30, 1996 totalled $66,000 and represents the cost of advertising the Company's products in magazines, trade journals and at trade shows, together with a proportion of general overheads allocated to this heading.

For the nine months ended September 30, 1996, these expenses totalled $341,000.

Selling Expenses
----------------

Cosmetics Division
------------------

Selling expenses incurred by CII in the three months ended September 30, 1996 amounted to $223,000 and include selling commissions paid to brokers together with the cost of overheads allocated to this heading.

For the nine months ended September 30, 1996 these costs totalled $712,000.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's liquidity represented by cash and deposits at banks decreased by $2,201,000 to $36,000. This reduction is attributable to (i) the overall loss of $2,687,000 for the nine month period (after crediting interest income of $14,000 and other income of $62,000), (ii) the purchase of capital and computer equipment totalling $110,000, (iii) an increase of $521,000 in inventory held at cost, (iv) an increase of $372,000 in trade and non-trade receivables, (v) the adverse effect, totalling $6,000 of exchange rate movements on non-US cash and cash equivalents when converted to US dollars for the purpose of the Company's Financial Statements. These liquidity outgoings were off-set by (i) the receipt of $1,050,000 in equity subscriptions for new Ordinary shares in the Company, (ii) a charge to revenue representing the cost of assets under the course of construction totalling $31,000 (which after review have now been deemed to cover prototype development and included in the calculation of the overall loss referred to above), and (iii) the non-cash depreciation and amortization charge of $325,000 also included in the calculation of the overall loss referred to above, and (iv) an increase of $89,000 in accounts payable and accrued liabilities.

The Company anticipates that expenditure could exceed income by approximately $1 million through the development of its pharmaceutical products and on its administrative and marketing structure during the 3 months to December 31, 1996. In addition, the Company proposes to incur further expenditure on capital equipment during fiscal 1996, as indicated in the "Notes to the Unaudited Consolidated Financial Statements", Item 10, above. Although management believes that there is a possibility of initial payments from potential licensees of the MSD product, and also for the syringe, being received in 1996, and also that revenues may be realized through CII, such revenues even if realized will not be sufficient to address the Company's projected financial requirements. The Company has therefore effected funding arrangements through the issuance of a series of 8% Debentures with attached Warrant entitlements, convertible within a 3 year period. The interest element attaching to the Debentures is payable, at the Debenture holders option, either in cash or shares at the time of conversion. These arrangements were consummated in October 1996, and resulted in the Company receiving gross proceeds of $3.5 million. Although management believes that Senetek will be able to address its longer term commercial objectives and financial needs, no assurances can be given that the Company will be successful in achieving either revenues at a reasonable level in the short to medium term, or capital funding at an adequate level in the near future.

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

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that organisation when filing Form 8-K with the Securities Exchange Commission ("SEC"). The Company has been unable to obtain audited financial statements for the 3 years in question and has only been able to procure audited financial statements for the period from January 1, 1995 to September 25, 1995. The non-availability of the 3 years' audited financial statements means that Senetek is precluded from effecting registration statements under the Securities Act of 1933 covering a public issuance of registered securities until the Company has filed audited financial statements, incorporating CII, for a 3 year period. However, management has been advised that under new regulations promulgated by the US Securities and Exchange Commission it is possible that this period of restriction may now be reduced to 1 year. If this is feasible, it may be possible to re-commence the registration of the Company's securities during the first half of 1997. In the meantime, management will endeavour to procure funding through equity subscriptions or through other sources. However no assurances can be given that these funding negotiations, that are currently at an advanced stage, will be consummated.


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

Except for the historical information contained herein, the statements contained in this 10-Q may be deemed forward looking statements that involve risks and uncertainties. There are certain important factors and risks, including, without limitation, the Company's need for additional financing, its history of losses and its dependence on key personnel and the other risks detailed from time to time in the Company's Securities and Exchange Commission filings on Form 10-K and 10-Q, that could cause results or prospects to differ materially from those anticipated by the statements made herein.

The Company's cash requirements have been and will continue to be significant. Senetek currently has sufficient equity, cash flow and bank facilities to continue its operation for a period of approximately 6 months which will cover, in particular the estimated timing of the submission of a Product Licence application in the UK, Ireland and Denmark for its MSD product. In the event that the Company is unable to receive additional funding, or the cost of development and operations prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to the Company. If the Company's future cash requirements cannot be successfully addressed there would be a material adverse effect on the Company's business, its financial condition and results of operations.

PART II           OTHER INFORMATION


Item 5            Management Change


On September 1, 1996 the Company entered into an Employment Agreement with Mr Anthony J. Cataldo whereby he was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr Cataldo, (age 45) has focused on the financing and management of emerging companies, particularly in the technology and medical sectors. He was Chairman and Chief Executive Officer of Management Technologies inc. covering a period from 1990 to 1995 and has acted as a financial consultant to Palomar Medical Technologies Inc. Dr Gerlof Homan, the Company's former Chairman and Chief Executive Officer has resigned from these positions but remains a Director of the Company. As the Company's Chief Scientific Advisor he will continue to make his extensive experience and expertise available to the Company.


Item 6            Exhibit

Employment Agreement with Mr Cataldo as referred to herein.

                                  EXHIBIT INDEX



Exhibit No.                                   Exhibit


10.35 Employment Agreement dated September 1, 1996 between the Company and Mr Anthony J. Cataldo

                               S I G N A T U R E S





Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             SENETEK PLC




Dated:  November 13 1996                By:      /S/ANTHONY J. CATALDO
        -----------------                   ----------------------------
                                            Anthony J. Cataldo
                                            President and Chief Executive





                                                /S/ P.A. LOGAN
                                             ----------------------------
                                         By: Paul Anthony Logan
                                             Secretary and Chief Financial
                                               Officer