Form 10-K405
period 1996-12-31
SENETEK PLC /ENG/
filed 1997-12-09
CIK 789944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For The Fiscal Year Ended December 31, 1996.

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _______________ TO ___________________.


Commission File No. 0-14691
                                   SENETEK PLC
             (Exact name of registrant as specified in its charter)

     England                                           77-0039728
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     23 Palace Street,                                 SW1E 5HW
     London, United Kingdom                            (Zip Code)
     (Address of principal executive offices)

Registrant's telephone number, including area code: (011) 44-171-828-4800

Securities registered pursuant to Section 12(b) of the Act:
                                                  None.

Securities registered pursuant to Section 12(g) of the Act:
                                                  None.

                           AMERICAN DEPOSITARY SHARES
                   (each American Depositary Share represents
                    1 Ordinary share, (pound)0.05 par value)
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
(see page 20)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of February 28, 1997, Registrant had 45,962,959 Ordinary shares outstanding, including 43,623,554 represented by American Depositary Shares. The aggregate market value of voting stock held by nonaffiliates of the Registrant as of February 28, 1997 was $125,057,717 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers, and stockholders whose ownership exceeded 5% of the outstanding shares at February 28, 1997, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                       Documents Incorporated by Reference
                       -----------------------------------
Part III of this Report on Form 10-K incorporates  information by reference from
the   Registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders, to be held on May 16, 1997.

                                      INDEX

                                                                            Page



                                     PART I

   Item 1 - Business.........................................................3

   Item 2 - Properties.......................................................9

   Item 3 - Legal Proceedings................................................10

   Item 4 - Submission of Matters to a Vote of Security Holders..............10


                                     PART II

   Item 5 - Market for Registrant's Common Equity and Related Stockholders
            Matters..........................................................10

   Item 6 - Selected Financial Data..........................................18

   Item 7 - Management's Discussion and Analysis of Financial Condition an
            Results of Operations............................................19

   Item 8 - Financial Statements and Supplementary Data......................26

   Item 9 - Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................26


                                    PART III

   Item 10 - Directors and Executive Officers of Registrant..................27

   Item 11 - Executive Compensation..........................................28

   Item 12 - Security Ownership of Certain Beneficial Owners and Management..28

   Item 13 - Certain Relationships and Related Transactions..................28


                                     PART IV

   Item 14 - Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.....................................................29


   Signatures................................................................38

                                     PART I


ITEM 1 - BUSINESS

Senetek PLC ("Senetek" or "the Company") is a public limited company registered in England in October, 1983 with the number 1759068 with the objective of sponsoring research in the life sciences and biotechnology fields, with particular emphasis on research relating to the diagnosis and treatment of diseases related to senescence or aging, and the subsequent exploitation of the results of such research.

The main areas in which the Company is involved are the treatment of male sexual dysfunction ("MSD"), which includes the development, manufacture and sale of a patented self-administered automatic injector syringe as a delivery system. In December, 1993, the Company formed a wholly owned subsidiary, MEIS Corporation (a Delaware Corporation) based in St. Louis, Missouri, for the purposes of designing, manufacturing and exploiting the syringe, initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been investigated, notably in the case of Epinephrine, an antidote against anaphylactic shock.

In September, 1995, the Company extended its interests by forming another wholly owned subsidiary, Carme International Inc ("CII"), a Delaware Corporation based in Novato, California, for the acquisition, through CII, of the majority of the assets of Carme Inc., an organisation based in Novato, that had concentrated on the manufacture and distribution of a wide range of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin care, with particular reference to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the Kinetin compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. CII has extended the manufacturing capacity at the existing premises, has revised marketing strategy and procedures, and has commenced the commercialization of additional products.

In addition, the sales of monoclonal antibodies, derived from Company sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines are effected on a continuing basis to the scientific community for research purposes.

Aspects of the business are discussed under "Product Research & Development", "Manufacturing and Marketing", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

PRODUCT RESEARCH AND DEVELOPMENT

General
-------

A significant proportion of the Company's historic and current operating expenses have related to the discovery and development of biomedical products, for which purpose the Company has established clinical research agreements with consultants and research scientists. Under these agreements, the Company funds agreed programs of the consultants', clinicians' or research scientists' work and retains exclusive rights to manufacture and market worldwide any products arising from such research. Currently no products, except for CII's sales of its Mill Creek range of products incorporating the Company's Kinetin compound, and the sale of monoclonal antibodies, have reached the marketing stage but if products arise from such research, certain of the researchers will become entitled to a royalty under the terms of their individual agreements.

Typically, the research agreements referred to above oblige the Company to fund research in amounts to be determined between the parties. The researchers are responsible for filing progress reports with the Company. Currently, Senetek's research and development efforts consist of the work being done under these agreements, and through liaison with the research teams involved, and with specialised consultants on matters such as formulation, stability and regulatory matters covering the products involved in such research.

Male Sexual Dysfunction
-----------------------

The Company has continued to liaise with research groups associated with the University of Copenhagen and in various hospitals in Denmark, and at other research centers, and with clinicians and consultants in the United Kingdom, Europe and in the US for assessment of the role of neurotransmitters in sexual response and their potential use in the treatment of sexual dysfunction. Test data is being accumulated for regulatory approval purposes under the Company's current Phase III clinical trials in the United Kingdom and the Company plans to file a Product Licence Application ("PLA") with the UK authorities in April 1997. Pending the grant of a Product Licence for the Company's MSD product, sales are being restricted to clinicians who are requesting the product in increasing numbers for use on a named-patient basis only. The Company has submitted for Investigational New Drug Application ("IND") status with the US Food and Drug Administration ("FDA") and awaits the outcome of the FDA review.

Self-Administered Auto-Injector Syringe
---------------------------------------

The Company's patented self-administered auto-injector syringe ("the Syringe") has now been fully developed by MEIS, and is currently being used with considerable success as the delivery system for the MSD product by clinicians. The possible delivery of drugs, in addition to the Company's MSD compound and Epinephrine, referred to below, being utilised through the Syringe is also under review, and investigations into such other potential applications are currently being undertaken.

Epinephrine
-----------

The Company has filed an Abbreviated New Drug Application ("ANDA") with the FDA for the proposed application of Epinephrine by subcutaneous injection delivered through its Syringe and is also planning to file for U.K. approval during 1997. Epinephrine is designed as an antidote against anaphylactic shock, triggered by allergic reaction against food poisoning and insect stings. It is hoped that approval for marketing may be obtained during the last quarter of 1997, in which event it may be possible to commence commercial sales of one of the dose ranges during the current fiscal year. In addition, the Company plans to file an ANDA with the FDA for a pediatric application for this product.

Skin Aging
----------

Research activity relating to the Company's anti-aging compound continues to be carried out through research groups in the US.

With regard to the commercial exploitation of products incorporating Kinetin, the Company has, through its subsidiary CII, commenced the successful marketing of its Mill Creek line of products as an "Age defiant" "over the counter" consumer product, and is planning an advertising campaign in the current year. Evidence to date, suggests that the Kinetin product could represent a major breakthrough in the prevention or delay of aging characteristics in human fibroblasts.

Any pharmaceutical application of Kinetin would require a separate approach, entailing detailed testing and regulatory considerations and will inevitably entail considerable expenditure and will have to cover an extended period before being made available as a pharmaceutical product.


MANUFACTURING AND MARKETING

The Company's subsidiary, MEIS, has installed plant and machinery for the manufacture and assembly of the components for the Syringe on a limited production basis and has now entered into the necessary capital commitments to provide high volume manufacturing facilities. MEIS has also arranged for the filling of the delivery system for the MSD and Epinephrine compounds with a specialist sub-contractor and is planning a management structure for subsequent marketing and back-up facilities.

In connection with the proposed MSD commercialization, discussions and preliminary negotiations have been entered into regarding possible territorial distribution rights for the Company's product in a number of European countries and although considerable interest has been expressed by the potential distributors, it is not possible to state at this stage, whether formal agreements will result. In the meantime, the Company is considering whether to effect its own distribution agreements, initially at least, for the United Kingdom.

In the case of CII, the manufacture, filling, labeling and storage of its products are carried out using CII's processing plant and warehousing facilities located in Novato, California, the only exception being in the case of South Africa and the United Kingdom where a license to manufacture has been granted for the Mill Creek line of products. CII's products are distributed internationally, with the majority of the products being sold within the North American Free Trade Area through its marketing organization covering three main sectors, natural products, specialty mass markets and private label customers. Distribution agreements have been signed with important distributors in the US and abroad. There is no significant reliance on main or specialised suppliers, and it is not anticipated that problems will arise over the question of access to raw materials that are generally available and that will be required for CII's manufacturing processes.

In accordance with an agreement entered into with the Research Foundation for Mental Hygiene Inc. ("the Foundation"), the Company, which has been granted the exclusive rights to certain of the Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to Alzheimer's disease, continues to effect sales of such antibodies to the scientific community for research purposes in consideration for a royalty entitlement in favor of the Foundation.

In the case of any emerging products, the Company anticipates that any manufacturing and marketing activities may be arranged through co-development and marketing agreements with companies which have already established a majority presence in specialised fields. In this event, any revenues to be generated will arise primarily through third party distribution or licensing arrangements or co-ventures whereby the Company will seek to receive a percentage of sales, licence fees and/or front-end and interim stage payments for specified marketing rights to its products, or by a profit participation through a third party equity investment, or joint venture. Currently, save for an agreement covering the cosmetic form of the Kinetin product for certain Far East territories, the Company is not a party to any co-development or marketing agreements.

COMPETITION

The biomedical industry is highly competitive and the Company's business and research efforts compete with drug discovery programs at biotechnology companies as well as with internal drug discovery efforts of pharmaceutical companies, acting independently or in collaboration with other pharmaceutical or biotechnology companies. Furthermore, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection, discover competing products, or establish collaborative arrangements in the Company's area of research. The vast majority of the Company's existing or potential competitors have substantially greater financial, technical, and human resources and name recognition than the Company and are better equipped to develop, manufacture, and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products competitive with or superior to those of the Company. The timing of the market introduction of competitors' products will be important competitive factors. Accordingly, the relative speed with which the Company can develop products, complete preclinical testing and clinical trials and the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to the Company's success. Once products have been approved for sale, the Company believes that competition will be based, among other things, on product efficacy, safety, reliability, price and patent position. The Company's competitive position also depends upon its ability to attract and retain qualified personnel to develop proprietary products or processes and the degree of patent protection obtainable. The Company expects competition to intensify in all fields in which it is involved as new products in these areas are developed and become more widely known. Moreover, the patent situation in this field is complex, and the protection afforded by patents in any particular jurisdiction can be limited.

The Company cannot predict the extent to which any of the products in the course of development may become commercially viable. However, Senetek expects that Epinephrine by syringe delivery will be the first to reach the market and, on the assumption that the Product License Approval is granted for the MSD product within a reasonable time, it is hoped that subsequently this product may be available for marketing in the UK early in 1998. In the case of MSD, certain competing products have been or are being developed for the particular application being undertaken by the Company, and in particular, two other US companies - Pharmacia Upjohn and Vivus Inc. - have developed, and are marketing internationally, products that compete directly with MSD. There are indications that there should be a substantial potential demand for a product in this field but there can be no assurance that the Company will be successful in penetrating this potential market. With regard to the Syringe, there are already a number of syringes on the market and there are two direct competitors whose products are being used extensively, mainly in the US, but also in other areas. For regulatory approval purposes, syringes have to be identified with the medical compound which they are designed to deliver. In the opinion of the Company, based upon extensive UK clinical trials, its Syringe (which utilizes a dental cartridge and a 29 gauge needle) for MSD delivery is of an extremely high standard, is capable of competing successfully with products currently on the market and is one which can, after instruction, be utilized by the patient without medical supervision.

In the case of CII, bearing in mind that the vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than the Company and CII, CII's non-animal tested products are designed to address specific sectors selected from that market. CII's products include the Mill Creek line, where the Kinetin compound is featured, Sleepy Hollow Botanicals and Biotene H-24. The specialty mass market lines are Silver Fox - a product for gray hair, the Allercreme range for sensitive skins, often recommended by dermatologists, and DuBarry, which is a long established cosmetic line. The Mill Creek range, including Kinetin, has been launched as a next generation of skin care products, and is designed to replace alpha hydroxy acid lines, marketed by other organizations, as a product of choice. However, major companies may introduce competitive lines of similar or superior quality and may be able to effect a greater marketing impact than the Company can achieve.


GOVERNMENT REGULATION

The Company's research and development activities and future product manufacturing and marketing activities are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay an application, or require additional expenditures by the Company. After approval is obtained, failure to comply with present or future regulatory requirements, or new information regarding the safety or effectiveness of an approved drug, can lead to FDA withdrawal of approval to market the product.

The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory testing, (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may be commenced in the US, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of a New Drug Application ("NDA") to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. To date, the Company has submitted for IND status for its MSD product and an Abbreviated New Drug Application ("ANDA") for Epinephrine.

Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers are given the new compound in order to identify toxicities and characterize the compound's behavior in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish effective dose levels. Phase III studies are large-scale studies designed to confirm a compound's efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data has been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data will need to be submitted to the FDA as part of the NDA. Review of this application by the FDA can cover an extended period.

Marketing of products outside of the United States requires regulatory approval similar to that required in the United States. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Company believes that review of clinical studies by regulatory agencies in other jurisdictions may not prove to be as lengthy a process as in the United States and, accordingly, will first be seeking regulatory approval within the UK, followed by an application for approval for countries within the European Community.

In certain European countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

Under current regulations, the market introduction of the majority of non-medicated cosmetics and skin care products do not require prior formal registration or approval by the FDA, although this could change in the future. The Cosmetics Division of the FDA monitors matters of safety and adulteration. Kinetin is a plant hormone and CII's initial product covers a skin care system consisting of a cleanser, night cream and lotion. Management believes that the ingredients are not harmful and on that basis the US government's only requirement would be that no medical claims be made.

Import Restrictions and Duties
------------------------------

Because the Company may be importing certain of its initial products or product ingredients into the United States, the Company could be subject to any quantity limitations, duties and tariffs imposed by a country within which the products are to be sold. The United States does not have quantity restrictions for goods such as the Company's proposed products but does impose tariffs based on the value of the products imported. Other countries may have different restrictions and duties.


PATENTS

The Company believes that patents and other proprietary rights are an essential element of its business and as part of its grant agreements with various researchers, has received exclusive license rights to any commercially valuable products developed by the contracted researchers within the scope of the respective agreements in exchange for royalty entitlements. The Company's policy is to file patent applications to protect inventions and improvements that are considered important to the development of its business. Typically, patents expire 19 years after the grant date. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has filed patent applications for its products in most major countries including those that are signatories to the Patent Conference Treaty ("PCT"). Thus far, the Syringe is patented in most PCT countries and in major areas in Asia and South America, and additionally the Company has received patent approvals covering its technology for the treatment of the effects of aging on skin in the US, and for the treatment of psoriasis and other hyper-proliferative skin diseases in the US, Canada and Australia, female sexual dysfunction in Australia and Taiwan, and male sexual dysfunction in the US, Taiwan, Australia and certain European territories.

Patent positions generally, including those for pharmaceutical and health service organizations such as the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company cannot be sure that any patents that are or may be issued to it will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to the Company, whether or not the eventual outcome were favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical and health services companies and research and academic institutions have developed technologies, filed patent applications, or received patents in areas that may be related to the Company's business. Some of these technologies, applications, or patents may conflict with the Company's development efforts or patent applications.

CII has acquired the numerous trademarks formerly owned by Carme Inc. To the best of CII's knowledge, there has been no indication to date that such trademarks are invalid or are subject to challenge.

Typically, the Company requires its employees, consultants and sponsored researchers to execute confidentiality agreements as part of their employment, consulting or research arrangements with the Company. There can be no assurances, however, that these agreements will produce meaningful or adequate protection for the Company's trade secrets.


EMPLOYEES

As of December 31, 1996 Senetek, together with its two subsidiaries MEIS and CII, employed 65 full-time employees; including 5 persons in the United Kingdom of whom 4 are employed at the Company's scientific center at Kettering, and 4 in the U.S., 1 of whom is the Chief Scientific Advisor. MEIS Corporation employed 4 persons in the U.S., of whom 3 concentrated on the scientific, engineering and production aspects of the Company's syringe. CII has 52 employees covering the production , marketing, advertising and distribution of CII's products, together with a team covering the management and financial aspects of CII's business.

ITEM 2 - PROPERTIES
-------------------

The Company occupies office space at its registered office in London for the Finance Director and Corporate Secretary and his financial and administrative staff. These premises are held under a 3 year lease terminating in March 1999 and comprise 1,144 square feet at an annual rental of (pound)15,444 ($25,000).

In 1996, the Company also acquired additional UK premises at a Science Park at Kettering, Northamptonshire, for its scientific activities, concentrating initially on the development and approval procedures for the Company's MSD product. These premises were acquired under a 15 year lease, terminable by the Company after 5 years and subject to a rent free period of 6 months, in order to provide accommodation for the Company's scientific staff and for the storage of syringes and ampoules containing its MSD compound prior to delivery to clinicians. The premises cover 2,595 square feet at an annual rental of (pound)28,800 ($46,000). The acquisition of additional premises at the Science Park is currently in the course of negotiation.

Through its subsidiary MEIS, the Company occupies 12,412 square feet of manufacturing, warehousing, design and office space in Maryland Heights, Missouri, for use by MEIS for the development and production of the Company's syringe, pursuant to a lease terminating on May 31, 2000, at a rental of $81,545 per annum.

Through its subsidiary CII, the Company occupies 8,825 square feet of office space, 10,800 square feet of production space and 25,950 square feet of warehouse space in Novato, California, for the manufacture and marketing of CII's cosmetic products, pursuant to two three-year leases at an annual rental of $397,629 terminating in October and November 1998.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

A former employee, Dr. Nicholas Coppard, filed suit for summary judgment in the UK High Court alleging wrongful dismissal and a claim for royalty entitlements relating to the Company's MSD product and the retention of his former option entitlement. Judgment in favor of the Plaintiff was given in January 1997 on the wrongful dismissal claim, but no figure representing alleged damages has yet been quantified. The judgment is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The last two issues of the claim were deferred for a full High Court hearing at some unspecified and probably extended period in the future. The Company strongly contests these claims and has prepared a vigorous defense in the event that the matters come to trial.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


Not applicable.

                                     PART II



ITEM 5 -MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
------------------------------------------------------------------------------

a)       GENERAL DISCUSSION

         Since November 1983, shares of the Company had been traded on the over-the-counter market in the United Kingdom at an extremely restricted level of activity. The Company was subsequently unable to retain the services of a market maker and currently there is no established public trading market for the Company's shares in the United Kingdom. American Depositary Shares of the Company (representing Ordinary Shares and evidenced by American Depositary Receipts) were traded on the over-the-counter market in the United States from November 1984 and have been traded through the Nasdaq Stock Market system since the Company's public offering in the US in May 1986.

         The following table sets out the range of high and low closing bid prices for the Company's American Depositary Shares during each quarter of the Company's two most recent fiscal years based upon the reports of the Nasdaq Stock Market.

         Fiscal Year Ended December 31, 1995

           Quarter Ended:                     High              Low
                                              ----              ---
           March 31                      $    2.38         $    1.53
           June 30                            2.22              1.88
           September 30                       2.28              1.31
           December 31                        1.78              1.06

         Fiscal Year Ended December 31, 1996

           Quarter Ended:                      High              Low
                                               ----              ---
           March 31                       $    2.41              1.72
           June 30                             2.16              1.56
           September 30                        1.81              1.19
           December 31                         1.91              1.19

         As of February 28, 1997, there were approximately 1,618 holders of record of the Company's Shares, including approximately 1,398 holders of record of the American Depositary Shares.

         The Company has not paid, nor does it presently contemplate the payment of, any cash dividends on its Ordinary shares.

         The decision whether to pay, and the amount of such dividends, will be based upon, among other things, the earnings, capital requirements and financial condition of the Company. Any dividend by the Company, either cash or stock, must be recommended by the Board of Directors and approved by the Company's shareholders. The Board of Directors is, however, empowered to declare interim dividends. Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. The Company had an accumulate deficit of $30,217,000 at December 31, 1996. Accordingly, the Company will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of stockholders and the UK Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the Share Premium on the Company's Balance Sheet.

b)       SALES OF UNREGISTERED SECURITIES

         During the last quarter of 1996, the Company raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933:--

         1.       Date of Transaction
                           October 11, 1996
                  Securities Sold
                           $2,500,000 3 year Unsecured Debentures, convertible into shares at the lower of (a) the average closing bid price of the Company's ADR's for 5 days preceding the closing date or (b) 70% of the average closing bid price for the 5 days prior to conversion.
                  Names of subscribers
                           Lionhart Global Appreciation Fund
                           Nelson Fernandes
                           Rajan Bhasin
                  Names of warrantholders
                           GEM Ltd
                           Investment Perspectives Ltd
                           Cavendish Ltd
                           Settendown Capital Investments Ltd
                           2 Year Warrants to the total value of $2,700,000 entitling the holder to convert into shares of the Company at a price of $1.70 per share.
         2.       Date of Transaction
                           December 5, 1996
                  Securities sold
                           1,185,185 5p Ordinary shares
                  Consideration received
                           $1,000,000
                  Name of subscriber and warrantholder
                           Brentwood Financial Limited

                           $1,000,000 2 year Unsecured Debentures convertible into shares at $0.84375 per share. 2 Year Warrants to the value of $1,733,333 entitling the warrantholder to convert into shares of the Company at a price of $1.4625 per share.
         Name of warrantholder
                           HIG Securities Investments Ltd
                           2 Year Warrants to the value of $1 00,000 entitling the warrantholder to convert into shares of the Company at a price of $1.125 per share.

(c)      TAXATION

         General
         -------

         The following is a summary of the principal U.S. federal and U.K. tax consequences applicable to the ownership of Ordinary shares and American Depositary Shares, by a beneficial holder that is a citizen or resident of the United States, a corporation or partnership created or organized under the laws of the United States or any state thereof or that otherwise is subject to U.S. Federal income tax on a net income basis in respect of the Ordinary shares or American Depositary Shares (a "U.S. Holder"). This summary is not exhaustive of all possible tax considerations, and U.S. Holders are advised to consult their own tax advisers as to the overall tax consequences, including specifically the consequences under state and local laws, of the purchase, ownership and disposition of Ordinary shares or American Depositary Shares.

         This  summary  does not address  the U.K.  tax  consequences  to a U.S.
         Holder who is resident or (in the case of an individual) ordinarily resident in the United Kingdom or who carries on business there through a branch or agency. A disposition of Ordinary shares or American Depositary Shares, by such a person may be subject to U.K. tax.

         This summary also does not address the U.S. tax consequences to a U.S. Holder (i) controlling, directly or indirectly, together with associates, 10% or more of the voting shares of the Company, (ii) who does not hold the Ordinary shares or American Depositary Shares as capital assets, (iii) who does not use the U.S. dollar as the U.S. Holder's functional currency or (iv) who holds the Ordinary shares or American Depositary Shares as part of a larger integrated financial transaction or straddle.

         The statements regarding U.S. Federal and U.K. tax laws set out below are based on those laws as in force on the date of this Form 10-K.

         For the purposes of the current U.S.U.K. double taxation conventions (the "Income Tax Convention") and for the purposes of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), U.S. Holders of American Depositary Shares will be treated as owners of the underlying Ordinary shares.

         Taxation of Dividends.
         ----------------------

         No tax will be withheld from dividend payments by the Company, but the Company is generally required, when paying a dividend in respect of its Ordinary shares or American Depositary Shares, to account to the U.K. Inland Revenue for advance corporation tax ("ACT") at the rate of one quarter of the dividend (which is equivalent to 20% of the sum of the cash dividend and the ACT). This rate is subject to change. An individual shareholder resident in the United Kingdom is treated for U.K. tax purposes as having taxable income equal to the sum of the dividend plus a tax credit equal to 20% of the sum of the dividend plus the tax credit (such aggregate sum being hereinafter referred to as the "Gross Dividend"). The tax credit is available as a tax credit against the individual's tax liability on the relevant dividend and may, in appropriate cases, be refunded to such individual.

         The Income Tax Convention provides that, in general, a U.S. resident shareholder will normally be entitled to a repayment (the "ACT Repayment") by the U.K. Inland Revenue of an amount equal to the tax credit to which a U.K. resident shareholder is entitled, subject to the deduction of an amount equal to 15% of the Gross Dividend. Thus, a payment of a dividend of (pound)8.00 to a U.S. resident shareholder would result in the shareholder becoming entitled to a net repayment of 50 pence, i.e., (pound)2.00 (25% of (pound)8.00) less a deduction of (pound)1.50 (15% of (pound)10, being the sum of (pound)8.00 and (pound)2.00).

         In the event that the Company expects to make a dividend payment, it intends to enter into arrangements with the U.K. Inland Revenue so that, subject to certain exceptions, any ACT Repayment due in respect of Shares in American Depositary Share form may be paid to a U.S. resident holder of an American Depositary Share provided that the holder completes the declaration of U.S. residency on the reverse of the dividend check and presents the check for payment within three months from the date of issue of the check. These arrangements are not available, among other cases, where the beneficial owners of American Depositary Shares are certain investment or holding companies or where the American Depositary Shares comprise property subject to certain estates or trusts. These arrangements can be terminated without notice by the U.K. Inland Revenue.

         Shareholders not holding American Depositary Shares or not eligible for the special arrangements described in the preceding paragraph wishing to make a claim for ACT Repayment should obtain claim forms from the Internal Revenue Service, Assistant Commissioner (International), 950 L'Enfant Plaza South, S.W., Washington, D.C., 29924, Attention:
         Taxpayers' Services. The first claim by a shareholder should be sent with the dividend counterfoils to the Director of the Internal Revenue Service Center to which the shareholder's last U.S. Federal income tax return was filed. The Service Center will then transmit the claim directly to the U.K. Inland Revenue Financial Intermediaries and Claims Office. Subsequent claims by the same shareholder should be filed directly with the U.K. Inland Revenue Financial Intermediaries and Claims Office, Fitz Roy House, P.O. Box 46, Nottingham NG2 1 BD, England. Claims for an ACT Repayment must be made within six years of the U.K. year of assessment (12 months ending on April 5 in each year) in which the dividend is paid.

         Because a claim is not considered made until the U.K. tax authorities receive the appropriate form from the Internal Revenue Service, the claim forms should be sent to the Internal Revenue Service well before the end of the applicable limitations period.

         The amount of any Gross Dividend paid to a holder who is a U.S. Holder (i.e., (pound)10 in the above example) will be treated as dividend income to such U.S. Holder for U.S. Federal income tax purposes to the extent paid out of current or accumulated earnings and profits of the Company, as determined under U.S. Federal income tax principles. Such amount will not be eligible for the dividends received deduction otherwise allowed to U.S. corporations. The amount included in income with respect to a dividend on an Ordinary share or American Depositary Shares will be the U.S. dollar value of the payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into U.S. dollars. Generally, any gain or loss resulting from currency exchange fluctuation between the date of a dividend payment and the date such payment is converted into U.S. dollars will be U.S. source ordinary income or loss. Subject to certain limitations, the 15% U.K. deduction from the Gross Dividend as described above will be treated, for U.S. Federal income tax purpose, as a foreign income tax eligible for credit against such holder's U.S. Federal income tax.

         The U.K. Treasury has power to deny the payment of ACT Repayments to certain corporations if they or an associated company have a qualifying presence in a state which operates a unitary system of corporate taxation. Such provisions will only come into force if appropriate U.K. statutory instruments are introduced. None have so far been introduced. However, it has been indicated that such provisions could be introduced retrospectively, thus applying to dividends paid on or before the date of implementation.

         UK legislation provides that when paying a dividend a Company may elect for it to be classified as a foreign income dividend ("FID") and in such a case may obtain a repayment of ACT to the extent that the dividend can be shown to have been paid out of foreign source profits. It should be noted that the tax consequences of the payment of a FID are different to those set out in this section, in particular that the recipients of a FID are unable to claim a tax credit.

         Taxation of Capital Gains
         -------------------------

         In general, holders of Ordinary shares or American Depositary Shares who are U.S. Holders and who are not residents or ordinarily residents in the United Kingdom will not normally be liable for U.K. taxation of capital gains realized or accrued on the disposal of their Ordinary shares or American Depositary Shares. However, for U.S. Federal income tax purposes, gain or loss, if any, on the sale or other disposition of Ordinary shares or American Depositary Shares by a U.S. Holder will generally result in capital gain or loss to such U.S. Holder. Generally, a U.S. Holder's capital gain or loss will be a long-term capital gain or loss if the Ordinary shares or American Depositary Shares have been held for more than one year. Capital gains realized or accrued on the disposition of shares will be U.S. source gains for purposes of the U.S. foreign tax credit limitation, while there is a substantial risk that capital losses will be foreign source by reference to the dividends received in respect of the Ordinary shares and American Depositary Shares.

         Estate and Gift Taxation
         ------------------------

         The current Estate and Gift Tax Convention between the United States and the United Kingdom generally relieves from U.K. inheritance tax (generally the equivalent of U.S. Federal estate and gift tax) the transfer of Ordinary shares or ADRs provided the shareholder making the transfer is, for the purposes of the Convention, domiciled in the United States and is not a national of the United Kingdom, and the applicable U.S. tax is paid. A holder who is a U.S. citizen or is domiciled in the United States will be subject to U.S. Federal estate and gift tax on such a transfer.

         Inheritance Tax
         ---------------

         An ADR held by an individual U.S. Holder who is domiciled in the United States for the purposes of the Convention relating to estate and gift taxes (the "Estate and Gift Tax Convention") and is not a national of the United Kingdom for such purposes is not subject to U.K. Inheritance Tax on the individual's death or on a gift made by the individual during his lifetime except where the ADR is part of the business property of a U.K. "permanent establishment" of the individual or pertains to a U.K. "fixed base" of an individual used for the performance of independent personal services. The Estate and Gift Tax Convention generally provides for tax paid in the United Kingdom to be credited against tax payable in the United States and for tax paid in the United States to be credited against any tax payable in the United Kingdom, based on priority rules set forth in that Convention in cases where an ADR is subject both to U.K. Inheritance Tax and to U.S. Federal gift or estate tax. There are special individual rules applying to trusts. ADRs held in trust created by a U.S. holder will normally fall outside the scope of U.K. Inheritance Tax.

         U.K. Stamp Duty and Stamp Duty Reserve Tax
         ------------------------------------------

         The statements below relate to what is understood to be the current practice of the U.K. Inland Revenue under existing law.

         Provided that the instrument of transfer of American Depositary Shares is not executed in the United Kingdom and remains at all times outside of the United Kingdom, no U.K. stamp duty is payable on the acquisition or transfer of ADRs. Neither will an arrangement to transfer American Depositary Shares in the form of ADRs give rise to a liability for stamp duty reserve tax.

         Purchase of Ordinary shares, as opposed to American Depositary Shares, will normally give rise to a charge to U.K. stamp duty at the rate of 50 pence per (pound)100 (or part) of the price. An agreement to transfer Ordinary shares gives rise to a charge to U.K. stamp duty reserve tax at the rate of 0.5% of the price unless an instrument of transfer is duly stamped under the stamp duty legislation. Stamp duty reserve tax is generally the liability of the purchaser and stamp duty is also usually paid by the purchaser. Where such Ordinary shares are later transferred to the Depositary's nominee, further stamp duty will normally be payable at the rate of (pound)1.50 per (pound)l00 (or part) of the price paid for or the value of the Ordinary shares at the time of the transfer. In accordance with the terms of the Deposit Agreement, any tax or duty payable by the Depositary or the Custodian on deposits of Ordinary shares will be charged by the Depositary to the party to whom American Depositary Shares are delivered against such deposits. A transfer of the underlying Ordinary shares to an American Depositary Share holder upon cancellation of the American Depositary Shares without transfer of beneficial ownership will give rise to U.K. stamp duty at the rate of 50 pence per transfer.

ITEM 6 - Selected Financial Data
--------------------------------

The selected consolidated statement of operations data presented below for each of the years in the 3 year period ended December 31, 1996 and the selected consolidated balance sheet data as of December 31, 1995 and 1996, has been derived from and should be read in conjunction with the financial statements of the Company included in Part IV of this Report on Form 10K.

The selected consolidated statements of operations data for the years ended December 31, 1992 and 1993 and the selected consolidated balance sheet data as of December 31, 1992, 1993 and 1994 has been derived from the audited financial statements contained in the Company's annual report to shareholders.


                                                                   YEARS ENDED DECEMBER 31,
                                                            ($ in thousands, except per share data)
                                                                          (unaudited)

                                             1992           1993          1994          1995          1996
          CONSOLIDATED STATEMENT OF
          OPERATIONS DATA:
             Revenues                      $    10            508           212         1,956         6,486
             Loss from Operations           (2,362)        (2,584)       (3,476)       (3,879)       (4,066)
             Net Loss                       (2,347)        (2,338)       (2,982)       (3,721)       (4,020)
                                             =======        =======       =======       =======       =======
             Net Loss per Ordinary share
               outstanding                 $ (0.12)         (0.07)        (0.08)        (0.09)        (0.10)
                                             ======         ======        ======        ======        ======


                                                                    YEARS ENDED DECEMBER 31,
                                                                        ($ in thousands)
                                                                          (unaudited)
                                                  1992          1993          1994          1995          1996
          CONSOLIDATED STATEMENT OF
          OPERATIONS DATA:
          Assets:
             Cash and cash equivalents         $    2,080         6,313         5,088         2,237         2,975
             Government Bonds at Fair Value            --         4,220         3,128            --            --
             Inventory at Cost                         --            --            42         1,231         1,657
             Trade Receivables and Other
               Current Assets                          53           157           401           959           997
                                               ----------    ----------    ----------    ----------    ----------

             Total Current Assets                   2,133        10,690         8,659         4,427         5,629
             Property & Equipment net                  39           393           749         1,087         1,182
             Deferred Financing costs                  --            --            --            --           902
             Goodwill and Other Intangible
               Assets net                             603           476           349           2,391         2,128
             Other Assets                               4             4             4            --            --
                                               ----------    ----------    ----------    ----------    ----------
             Total Assets                           2,779        11,563         9,761         7,905         9,841
                                               ----------    ----------    ----------    ----------    ----------
          Accumulated Deficit                     (20,876)      (23,214)      (26,196)      (29,917)      (33,897)
          Stockholders' Equity                 $    1,816        10,991         9,203         6,745         6,263
                                               ==========    ==========    ==========    ==========    ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company received its initial funding from a public issuance of Ordinary shares in the United Kingdom in November 1983. In May 1986, a public financing was completed in the United States resulting in the issuance of 1,322,500 Units, each consisting of one Ordinary share, one 'A' and one 'B' warrant for the purchase of Ordinary shares. The expiry date of the "A" and "B" warrants has been extended on a number of occasions and it is now proposed that the latest date for conversion shall be not later than May 15, 1997. The Ordinary shares were issued as American Depositary Shares, evidenced by American Depositary Receipts, and together, with the 'A' and 'B' 'warrants are traded under the Nasdaq Automated Quotations system. Since May 1986, the Company has relied on private placements of Ordinary shares to add to its capital base.

The accounts of the Company set forth in Part IV of this Report have been prepared in accordance with United States generally accepted accounting principles (US GAAP). The Company's financial information included in this Form 10-K is presented in U.S. dollars.


MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 1996, the Company's liquid position, represented by cash and deposits at banks and liquid investments, increased by $738,000 to $2,975,000. This increase is attributable to the excess of the net proceeds of private placements amounting to $4,450,000, as discussed in "Liquidity and Capital Resources" below, over the cost of the Company's operational losses and the net movements in working capital.


RESULTS OF OPERATIONS

The Company's operations are carried out through research and development in the life science and biotechnology fields ("pharmaceuticals") and, through its wholly-owned subsidiary, CII, the manufacture and distribution of health and beauty aids ("cosmetics"). CII commenced operations on September 26, 1995.

                                        1994            1995           1996
                                        ----            ----           ----
                                              (in thousands of dollars)
Loss From Operations:
Pharmaceuticals:
   Revenues                              212            160            499
   Gross Profit                          201             35            317
   Operating Expenses                 (3,677)        (3,931)        (4,427)
                                     --------        -------        -------

   Loss from Operations               (3,476)        (3,896)        (4,110)
                                     --------        -------        -------
Cosmetics:
   Revenues                               --          1,771          5,987
                                     -------         ------         ------
   Gross Profit                           --            704          2,530
   Operating Expenses                     --           (712)        (2,486)
                                     -------         -------        -------

   Profit/(Loss) from Operations          --             (8)            44
                                     -------         -------        ------
Total Loss from Operations            (3,476)        (3,904)        (4,066)
                                     --------        -------        -------

                                          1994           1995            1996
                                          ----           ----            ----
                                               (in thousands of dollars)
Overall Loss Before Taxation:
Pharmaceuticals:
   Loss from Operations                 (3,476)        (3,896)        (4,110)
   Interest Income/(Expense)               534            419            (21)
   Loss on Sale of Investments             (40)          (273)            --
   Other Income/(Expense)                   --             25             (4)
                                        (2,982)        (3,725)        (4,135)
                                        -------        -------        -------
Cosmetics:
   Profit/(Loss) from Operations            --             (8)            44
   Other Income                             --             12             74
   Interest Expense                         --                            (3)
                                        -------        -------        -------
   Profit                                   --              4            115
                                        -------        -------        -------
Total Overall Loss Before Taxation      (2,982)        (3,721)        (4,020)
                                        -------        -------        -------


The increase of $410,000 in the overall loss of the Company's pharmaceutical division for 1996 compared with 1995 represents a net increase in operating expenses of $495,000 as discussed in the following sub-sections and a reduction of $440,000 in net interest income. These increases are offset by an increase in net revenues of $282,000 and the non-recurrence of the loss on sale of investments of $273,000.

The increase of $743,000 in the overall loss of the Company's pharmaceutical division for 1995 compared with 1994 represents a net increase in operating expenses of $254,000 as discussed in the following sub-sections, a reduction in net revenues of $166,000, a reduction of $115,000 in interest income and an increase of $233,000 in the loss on the sale of investments. These increases are partially offset by other income received of $25,000.

The profit of $115,000 in the cosmetics division in the twelve months to December 31, 1996 is an increase of $111,000 over the results of the newly-formed, wholly-owned subsidiary CII or the trading period September 26,1995 to December 31, 1995. The full year produced revenues of $5,987,000 and an operating profit of $44,000, a $52,000 increase over the 3 month period in 1995. Other income increased by $62,000, mainly as a result of one-off royalties and fees.


Revenues
--------

The Company's product sales revenues of $6,486,000 for the year to December 31, 1996 comprised $84,000 from the sale of its pharmaceutical products, $415,000 representing the sale of monoclonal antibodies, and $5,987,000 from the sale of health and cosmetic beauty aids by CII.

The Company's product sales revenues of $1,931,000 to December 31, 1995 comprised $160,000 from the sale of its pharmaceutical products, and sales for three months from September 26, 1995 to December 31, 1995, of $1,771,000 from the sale of health and cosmetic beauty aids following the Company's acquisition of a majority of the assets of Carme Inc.


Research and Development
------------------------

   Pharmaceutical Division
   -----------------------

Research  and  development  expenses  in the year ended  December  31, 1996 were
$2,040,000   compared  with   $1,900,000   and  $1,626,000  in  1995  and  1994,
respectively.

The increase of $140,000 in 1996 compared with 1995 was primarily due to (i) increases in the payments to research institutes carrying out clinical trials and stability tests, and (ii) additional research costs relating to the availability to the Company of the monoclonal antibodies referred to in "Manufacturing and Marketing" above. The increase of $274,000 in 1995 compared with 1994 was due to (i) increases in the payments to research institutes carrying out clinical trials and stability tests, and the purchase of the requisite materials relating to the MSD compound, and (ii) additional research costs on the cellular aging project.

    Cosmetics Division
    ------------------

Research and development expenditure in the year ended December 31, 1996 was $147,000 compared with $25,000 in 1995.

The increase is mainly represented by the expenditure covering the full 12 months in 1996 as opposed to a 3 months charge in 1995.


General and Administrative
--------------------------

    Pharmaceutical Division
    -----------------------

General and administrative expenses totaled $1,627,000 for 1996, compared with $1,275,000 and $1,383,000 for 1995 and 1994, respectively.

The increase of $352,000 in these costs for 1996 compared with 1995 is mainly due to (i) an increase in legal and professional charges, (ii) an increase in liability insurance charges and (iii) an increase in salaries, rent, travel, utilities, and general overheads under this heading associated with an increase in the numbers of the management team. These costs were partially offset by a decrease in consultancy fees.

The decrease of $108,000 in these costs for 1995 compared with 1994 is mainly due to (i) a reduction in legal and professional charges and (ii) savings in patent charges relating to additional protection for the Company's auto-injector syringe. These decreases were partially offset by an increase in the cost of producing the Company's re-designed Annual Report and Accounts.

    Cosmetics Division
    ------------------

General and administrative costs for the year ended December 31, 1996 were $962,000 compared with $320,000 in 1995.

The increase is accounted for by the effect of a full 12 months charge for 1996 compared with 3 months in 1995, partially offset by a decrease in professional fees.


Marketing and Promotion
-----------------------

    Pharmaceutical Division
    -----------------------

Marketing and promotion expenses totaled $760,000 for 1996, compared with $756,000 and $668,000 for 1995 and 1994, respectively.

The net increase of $4,000 in these costs for 1996 compared with 1995 is mainly due to a re-allocation of Directors and Officers costs, offset by a reduction in consultancy fees in the area of investor relations, and in a non-recurring cost for producing the Company's corporate brochure in 1995.

The increase of $88,000 in these costs for 1995 compared with 1994 is mainly due to (i) the cost of producing the Company's Corporate Capabilities brochures,
(ii)  additional  consultancy  services in the area of investor  relations,  and
(iii) a proportion of the salary costs and associated expenses allocated to this heading of an Executive Vice President appointed in June 1994. These increases are partially offset by (i) a reduction in the additional compensation to the Company's then President and (ii) savings made upon the expiration of a consultancy agreement in March 1995.

     Cosmetics Division
     ------------------

The marketing and promotion expenses incurred by CII for the year ended December 31, 1996 were $459,000 compared with $91,000 in 1995. In 1995, the expenditure covered the period from the commencement of trading on September 26, 1995 to December 31,1995, compared with 1996 where the charges covered the full 12 months.


Selling Expenses
----------------

    Cosmetics Division
    ------------------

Selling expenses incurred by CII during fiscal 1996 totaled $918,000 and includes the allocation to this heading of CII's sales personnel, selling commission paid to brokers together with the cost of overheads allocated to this heading. The increase reflects a full charge for the 12 months to December 31, 1996 compared with $276,000 for the 3 month period to December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $738,000 during 1996, from $2,237,000 to $2,975,000. This increase is due to the excess of the proceeds of private placements of shares and 8% convertible debentures, providing net receipts of $4,450,000 over the costs attributable to the Company's operational losses for the period, to capital expenditure and to net movements in working capital. To date, the Company has realized only modest revenues from its operations and has, in the past, had to depend upon raising equity funds from private placements. The objective of the Company's major investment in CII was to facilitate the development, manufacture and marketing of cosmetic compounds containing the Company's Kinetin product together with the prospect, through the installation of a new management team, of utilizing the assets and certain members of the personnel of Carme Inc. for the purpose of making a positive contribution to the Company's consolidated results. However, in the event of the use of Kinetin as a pharmaceutical product, considerable expenditure would have to be committed to this project and the speed at which this work can be undertaken will depend upon the Company's financial resources.

The Company's most significant revenue commitments are its research grant agreements, consulting agreements, employment agreements and its property leases. In addition, capital expenditure of approximately $2 million is envisaged during 1997 in connection with the purchase of additional plant and machinery in order to achieve capacity at a substantial level for the production of the Company's syringe components.

The Company anticipates spending approximately $5 million through 1997 on the development of its pharmaceutical products, including syringe applications, on its administrative and marketing structure generally, and expenditure of up to $1 million on an advertising campaign on behalf of CII. Although management believes that revenues from CII's trading activities, the sale of monoclonal antibodies, from Epinephrine, and from the sale of the Company's MSD product to named patients will be generated, these will not be sufficient to address the Company's projected financial requirements. The Company therefore is currently planning to procure additional funds through financing arrangements that will include the further issuance of new equity securities pending the generation of a positive cash flow from revenues. In this connection, negotiations have reached an advanced stage , and management believes that agreements may be finalized in the near future. Additionally, certain of the holders of a substantial number of warrants of the Company have notified their intention to exercise their right to convert their warrants into shares upon payment to the Company of the conversion price. Moreover, the Company is considering the grant of licensing rights for certain of its products, and, if negotiated, any resulting agreements could represent an additional source of funding - although no assurance can be given that any such agreements will be concluded in fiscal year 1997. In the meantime, the renewal of an unsecured bank loan facility of $1 million is in the course of negotiation and, if granted, may be utilized, but only if this proves to be necessary. Although management believes that the Company can adequately address its financial needs through 1997, no assurances can be given that the Company will be successful in obtaining the necessary revenues or capital funding.

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that Organisation when filing Form 8-K with the Securities and Exchange Commission ("SEC"). Carme Inc. was the subject of a Chapter 11 bankruptcy suit and as a result of this, together with other administration problems, the parent company of Carme Inc., International Research and Development Corporation, had been unable to procure audited financial statements for the 3 years in question. Senetek having received a "no action" letter from the SEC in connection with this omission, was subsequently able to reach an agreement with the former auditors of Carme Inc. to undertake a special project for the provision of audited financial statements, for the period from January 1, 1995 to September 25, 1995. The effect of the non-availability of the 3 years' audited financial statements has been to preclude Senetek from effecting registration statements under the Securities Act of 1933 covering a public issuance of securities until the Company has filed audited financial statements, incorporating CII, for a period of 3 years. A recent SEC release indicated that some relaxation of the 3 year restricted period may be possible.


FUTURE PROSPECTS

The Company proposes to expedite the development and subsequent commercialization of the MSD treatment either through its own resources or in co-operation with one or more licensees. The Company is continuing to seek agreements with parties who have expressed interest in acquiring licensing rights for certain major territories and although negotiations regarding license rights for certain geographical segments are in progress, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties concerned and at present, the Company is not party to any such agreement.

The pre-marketing costs of these activities are likely to be of a substantial nature. The Company's immediate objective is to achieve the successful completion of Phase III clinical trials in the UK, leading to a Product License Application in April 1997 and the subsequent granting of a Product License for its MSD treatment product. Pending these developments, it is anticipated that sales, which at present are restricted to clinicians for use on a "named-patient" basis, will continue to increase although such income is unlikely to make a material contribution to the Company's revenues in the current fiscal year.

The Syringe has been fully developed and is available for commercialization and for testing purposes as a delivery system for the MSD product. It is anticipated that it may be possible to commence effecting sales of Epinephrine in conjunction with the Syringe, dependent upon FDA approval, in the final quarter of 1997.

With regard to the development and marketing of CII's Mill Creek line and its potential associated products featuring Kinetin, the acquisition of CII has provided the necessary production and marketing facilities for its incorporation into cosmetic products which, it is anticipated, in conjunction with the projected advertising campaign should commence to make a positive contribution to the Company's revenue during the latter part of

1997, although no assurance can be given as to the successful consummation of this objective. Management believes that existing inventory levels will suffice for the support of the expected increase in sales as a result of the advertising campaign.

In the case of monoclonal antibodies derived from the Company's sponsored research into Alzheimer's disease, and from other sources, sales to scientific institutions are being achieved at an encouraging volume in 1997, and whilst the amounts involved are unlikely to be substantial, it is anticipated that it should be possible to achieve a flow of revenue at a reasonable level.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that growing revenues may be generated by the Company during fiscal year 1997, and subsequently, from the trading results of CII including sales of cosmetic products which utilize the Kinetin compound, from monoclonal antibodies, from sales of Epinephrine, and from sales or possible licensing of the Syringe. However, no assurances can be given that this course of events will transpire.


GOVERNMENT POLICY

It is the opinion of the Board of Directors that there are no aspects of Government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of the Company's business except as generally described in Part 1, Item 1, of this Form 10-K under the heading "Government Regulation".


IMPACT OF INFLATION

The Company believes that inflation has not made any material effect on the results of its operations to date, and, as far as can be ascertained, will not do so in the foreseeable future.

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9 - Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         ----------------------------------------------
None.

                                    PART III


Item 10 - Directors and Executive Officers of Registrant
--------------------------------------------------------

The Company incorporates by reference the information regarding Directors and Executive Officers set forth under the caption "Election of Directors" in the Company's Proxy Statement ("the Proxy Statement") for its Annual Meeting of Shareholders to be held on May 16, 1997 (to be filed with the Securities and Exchange Commission ("the Commission").

In September 1996, Dr. Gerlof Homan, the Company's former Chairman, Chief Executive Officer and Chief Scientific Officer, decided that it was no longer practicable to undertake the responsibility for combining these three roles with particular reference to allocating sufficient time for the requirements of the investment community, and invited Mr. Anthony Cataldo to undertake the two first mentioned positions. Mr. Cataldo was thereupon appointed as the Company's Chairman and Chief Executive Officer and subsequently appointed his former colleague Mr. Cliff Brune as the Company's Chief Financial Officer. In February, 1997, Mr. Steven Georgiev, a Director and Chief Executive Officer of Palomar Medical Technologies Inc. of Beverly, Massachusetts, and a Director of other publicly quoted companies, was appointed as a non-Executive Director of the Company.

The following provides information with respect to employees who are not Directors or Executive Officers of the Company but may be expected to make significant contributions to the business of the Company:

Edward Curley, age 58, holds a Bachelor of Science degree in Mechanical Engineering from the State University of New York. Before joining the Company in December 1993, Mr. Curley had been Director of the Pharmaceutical Division of Survival Technology Inc. ("STI") an organization concentrating on the manufacture and world-wide sales of automatic injectors. In 1990, he became Director of National Sales covering the marketing of STI's automatic injectors for self-administration, and pre-filled syringes for clinical use. Mr. Curley heads MEIS Corporation, which is Senetek's auto-injector division and also undertakes responsibility for the marketing of monoclonal antibodies made available to the Company from the Institute of Basic Research and Mental Retardation and Developmental Disabilities.

Alan Hofstein, age 57, joined the Company in June 1994. He obtained a Bachelor of Science degree in Mechanical Engineering at the New York University College of Engineering, and an MBA at the City University of New York. Mr. Hofstein has considerable experience in senior positions in manufacturing and marketing, including holding a number at President and Chief Executive Officer level. From 1991 until he joined the Company, Mr. Hofstein was President, Chief Executive Officer and a Director of Rotoflex Inc., a rotary seal manufacturer for the paper and chemical industries. Mr. Hofstein heads CII and will also be concentrating on establishing distributor outlets for the Company's Mill Creek range of cosmetic products featuring Kinetin.

Item 11 - Executive Compensation
--------------------------------

The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The Company incorporates by reference information set forth under the caption "Securities Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

The Company incorporates by reference the information set forth under the caption "Certain Transactions" of the Proxy Statement.

                                     PART IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)(1) The following  consolidated  financial statements are included in Item 8:

                                                                            Page

     Report   of  ndependent Accountants....................................F-1

     Consolidated Balance Sheet as of December 31, 1995 and 1996............F-2

     Consolidated Statement of Operations for the Years Ended:

     December 31, 1994, 1995 and 1996.......................................F-3

     Consolidated Statement of Stockholders' Equity (Deficit) for the

     Years Ended: December 31, 1994, 1995 and 1996..........................F-4

     Consolidated Statement of Cash Flows for the Years Ended:

     December 31, 1994, 1995, and 1996......................................F-5

     Notes to Consolidated Financial Statements.............................F-6

(a)(2) The following financial statement schedules are submitted herewith:

       All Schedules are omitted because they are not required or the information required is not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the financial statements or notes thereto.

(a)(3) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K;

3.1    Certificate of Incorporation of the Company dated October 5, 1983.

       Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No: 33-3535 and incorporated herein by reference.

3.2 Memorandum and Articles of Association of the Company (defining the rights of security holders, subject to the provisions of the UK Companies Act 1985).

       Filed as an Exhibit with  corresponding  Exhibit  Number to  Registrant's
       Registration   Statement  on  Form  F-1,  Registration  No:  33-3535  and
       incorporated herein by reference.

10.3   Senetek No. 1 Share Option Scheme for Employees.

       Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136 and incorporated herein by reference.

10.4 Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly-owned subsidiary of the Company and Carme Inc.

       Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended) and incorporated herein by reference.

10.18 Senetek No. 2 Executive Share Option Scheme for non-Executive Directors and Consultants.

       Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136 and incorporated herein by reference.

10.29. Amended and restated Deposit Agreement dated November 6, 1992 between the Company and The Bank of New York.

       Form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638 and incorporated herein by reference.

10.32 Consulting Agreement dated May 1, 1994 between the Company and Dr. G.D. Frentz.

       Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.33 Service Agreement dated August 11, 1995 between the Company and Dr. G. Homan.

       Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

       An Agreement dated July 3, 1996 between the Company and Dr. G. Homan supplemental to the Service Agreement dated August 11, 1995.

10.34 Service Agreement dated August 11, 1995 between the Company and Mr. P.A. Logan.

       Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

       An Agreement dated July 3, 1996 between the Company and Mr. P.A. Logan supplemental to the Service Agreement dated August 11, 1995.

10.35 Service Agreement dated September 1, 1996 between the Company and Mr. A.J. Cataldo

10.36 Service Agreement dated October 1, 1996 between the Company and Mr. C. D. Brune

21     Subsidiaries of the Company.

       Filed as an exhibit with corresponding Exhibit Number to Registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

24     Power of Attorney

       Reference is made to page 29 hereof.

(b)    Reports on Form 8-K.

       Since October 1, 1995 the Company has filed the following reports on Form 8-K, each of which relates to the acquisition of the assets of Carme, Inc. by Carme International, Inc., a wholly owned subsidiary of the
       Company:

       Form 8-K filed on October 10,1995.

       Form 8-K/A - Amendment No. 1 filed on November 22, 1995.

       Form 8-K/A - Amendment No. 2 filed on March 1, 1996.

(c)    Exhibits

       The Company has filed as part of this Report on Form 10-K the exhibits in
       Item 14(a)(3) as set forth above.

(d)    Financial Statement Schedules

       See Item 14(a)(2) of this Report on Form 10-K.

                                  EXHIBIT INDEX

Exhibit No.    Exhibit
-----------    -------

10.33          An  Agreement  dated July 3, 1996  between the Company and Dr. G.
               Homan supplemental to the Service Agreement dated August 11, 1995

10.34          An Agreement  dated July 3, 1996 between the Company and Mr. P.A.
               Logan supplemental to the Service Agreement dated August 11, 1995

10.35 Service Agreement dated September 1, 1996 between the Company and Mr. A.J. Cataldo

10.36 Service Agreement dated October 1, 1996 between the Company and Mr. C. D. Brune

                               S I G N A T U R E S




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SENETEK PLC



                                     By:    /S/ A.J. Cataldo
                                            Anthony J. Cataldo
                                            Chairman of the Board,
                                            and Chief Executive Officer



Date: March 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                 Title                                  Date

/S/A.J. Cataldo                            Chairman of the Board, and Chief               March 27, 1997
Anthony J. Cataldo                         Executive Officer

/S/P.A. Logan                              Company Secretary and Director                 March 27, 1997
P.A. Logan

/S/C.D. Brune                              Chief Financial Officer                        March 27, 1997
C. D. Brune

                      POWER OF ATTORNEY TO SIGN AMENDMENTS



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Anthony J. Cataldo and Paul A. Logan, and each of them, with full power of substitute and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


              Signature                                 Title                                  Date
              ---------                                 -----                                  ----
/S/A.J. Cataldo                            Chairman of the Board, and Chief               March 27, 1997
(Anthony J. Cataldo)                       Executive Officer

/S/P.A. Logan                              Company Secretary, and Director                March 27, 1997
(P.A. Logan)

/S/G.D. Frentz                             Director                                       March 27, 1997
(G.D. Frentz)

/S/R.A. Oakes                              Director                                       March 27, 1997
(R.A. Oakes)

/S/S. Georgiev                             Director                                       March 27, 1997
(S. Georgiev)


                     Southwark Towers                Telephone: 0171-939 3000
                     32 London Bridge Street         Telex: 884657 PRIWAT G
                     London SEI 9SY                  Facsimile: 0171-378 0647






REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Senetek Plc

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and stockholders equity and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its pharmaceutical operations and, as described in Note 18, its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States.



PRICE WATERHOUSE
32 London Bridge Street
LONDON SE1 9SY
England                                                           27 March 1997



                                   SENETEK PLC

                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,
                                                                             ------------
                                                                         1995             1996
                                                                         ----             ----
                                                                           (in $ thousands,
                                                                         except share amounts)
Assets
   Current Assets:
     Cash and Cash Equivalents                                       $       2,237     $       2,975
     Inventory                                                               1,231             1,657
     Trade Receivables                                                         800               771
     (net of provisions of $78,000 in 1995 & $31,000 in 1996)
     Non-trade Receivables                                                      41                88
     Prepaids and Deposits                                                     118               138
                                                                     -------------     -------------
   Total Current Assets                                                      4,427             5,629

   Property and Equipment, net                                               1,087             1,182
   Goodwill and Other Intangible Assets - net                                2,391             2,128
   Deferred Financing Costs                                                     --               902
                                                                     -------------     -------------
   Total Assets                                                              7,905             9,841
                                                                     =============     =============

Liabilities & Stockholders' Equity
   Current Liabilities
     Bank Overdraft                                                             --               230
     Accounts Payable                                                          955             1,236
     Accrued Liabilities                                                       205               412
     8% Convertible Debentures 1999                                             --             1,700
                                                                     -------------     -------------
                                                                             1,160             3,578
                                                                     =============     =============

   Commitments and Contingencies (Note 17)                                      --                --

   Stockholders' Equity
     Ordinary Shares
       Authorized Shares: 58,000,000,
       $0.08 (5 pence) par value:
       Issued and Outstanding Shares: 43,899,205
       (1995: 40,606,123)                                                    3,266             3,533
     Share Premium                                                          33,310            36,607
     Accumulated Deficit                                                   (29,917)          (33,937)
     Equity Adjustment from Foreign Currency Translation                        86                60

   Total Stockholders' Equity                                                6,745             6,263
                                                                     =============     =============

   Total Liabilities and Stockholders' Equity                        $       7,905     $       9,841
                                                                      ------------     -------------


See accompanying notes to consolidated financial statements.





                                   SENETEK PLC
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                         1994             1995              1996
                                                                         ----             ----              ----
                                                                                    (in $ thousands,
                                                                               except for per share data)
Revenues:
   Product Sales                                                   $        192             1,931            6,486
   Development Stage Payments                                                20                --               --
                                                                           ----            ------           ------
   Total Revenues                                                           212             1,931            6,486

Cost of Sales:
   Product                                                                  (11)           (1,192)          (3,640)
   Gross Profit                                                             201               739            2,846

Operating Expenses:
   Research & Development                                                (1,626)           (1,925)          (2,187)
   General & Administrative                                              (1,383)           (1,595)          (2,588)
   Marketing & Promotion                                                   (668)             (847)          (1,219)
   Selling Expenses                                                          --              (276)            (918)
                                                                         ------            ------           ------

Total Operating Expenses                                                 (3,677)           (4,643)          (6,912)

Loss From Operations                                                     (3,476)           (3,904)          (4,066)

Interest Income                                                             534               419               34
Other Income                                                                 --                37               69
Loss on Sale of Investments                                                 (40)             (273)              --
Interest Expense                                                            ---                --              (57)
                                                                           ----              ----               --

Loss Before Taxation                                                     (2,982)           (3,721)          (4,020)

Taxation                                                                     --                --               --
                                                                         ------            ------           ------

Net Loss                                                           $     (2,982)           (3,721)          (4,020)
                                                                         ======            ======           ======

Net Loss per Ordinary Share Outstanding                            $     (0.08)             (0.09)           (0.10)
                                                                        ------            -------          -------

Weighted Average Ordinary Shares Outstanding                             39,062            40,490           41,235
                                                                         ------            ------           ------


See accompanying notes to consolidated financial statements.


                                                                          SENETEK PLC
                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     For The Years Ended December 31, 1994, 1995, and 1996



                                                                                                       Accumulated
                                               Shares             Amount          Share Premium         Deficit

Balances, December 31, 1993:                38,677,198              3,124             31,344             (23,214)
   Shares subscribed for but awaiting                                 (10)               (10)
     issue
   Issuance of Ordinary shares in              300,000                 24                345
     Private Placement
   Warrant conversions                         328,925                 24                448
   Options exercised                           600,000                 48                402
   Net Loss                                                                                               (2,982)
   Translation adjustment:
   Unrealized holding (loss) on
     investments available for sale


                                            ----------         ----------         ----------         -----------
Balances, December 31, 1994:                39,906,123              3,210             32,539             (26,196)

   Issuance of Ordinary Shares in              700,000                 56                771                  --
     Private Placements
   Net Loss                                         --                 --                 --              (3,721)
   Translation Adjustment:                          --                 --                 --                  --
   Transfer of unrealized holding loss
     on sale of short-term investments

                                            ----------         ----------         ----------         -----------
Balances, December 31, 1995:                40,606,123              3,266             33,310             (29,917)

   Issuance of Ordinary Shares in            1,000,000                 78                972
     Private Placements
   Conversion of Debentures                  2,093,000                172                604
   Options Exercised                           200,000                 17                133
   Warrants Issued in Connection With
   Convertible Debentures                           --                 --              1,588
   Net Loss                                                                                               (4,020)
   Translation Adjustment
                                            ----------         ----------         ----------         -----------
Balances, December 31, 1996                 43,899,205              3,533             36,607             (33,937)
                                            ----------         ----------         ----------         -----------






                                                                       Equity
                                                                   Adjustment From          Net
                                               Unrealized Gains   Foreign Currency     Stockholders'
                                                  (Losses)          Translation           Equity

Balances, December 31, 1993:                                              (263)            10,991
   Shares subscribed for but awaiting
     issue
   Issuance of Ordinary shares in                                                             369
     Private Placement
   Warrant conversions                                                                        472
   Options exercised                                                                          450
   Net Loss                                                                                (2,982)
   Translation adjustment:                                                 382                382
   Unrealized holding (loss) on
     investments available for sale                    (469)                                 (469)


                                                 ----------         ----------         ----------
Balances, December 31, 1994:                           (469)               119              9,203

   Issuance of Ordinary Shares in                        --                 --                827
     Private Placements
   Net Loss                                              --                 --             (3,721)
   Translation Adjustment:                               --                (33)               (33)
   Transfer of unrealized holding loss
     on sale of short-term investments                  469                                   469

                                                 ----------         ----------         ----------
Balances, December 31, 1995:                             --                 86              6,745

   Issuance of Ordinary Shares in                                                           1,050
     Private Placements
   Conversion of Debentures                                                                   776
   Options Exercised                                                                          150
   Warrants Issued in Connection With
   Convertible Debentures                                                                   1,588
   Net Loss                                                                                (4,020)
   Translation Adjustment                                                  (26)               (26)
                                                 ----------         ----------         ----------
Balances, December 31, 1996                              --                 60              6,263
                                                 ----------         ----------         ----------


See accompanying notes to consolidated financial statements.





                                                                          SENETEK PLC

                                                             CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Years Ended December 31,
                                                           1994              1995              1996
                                                           ----              ----              ----
                                                                       (in $ thousands)
   CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  (2,982)          (3,721 )          (4,020)
Adjustments to reconcile net
Loss to net cash:
   Depreciation and amortization                             175              260               450
   Write-off of assets                                        --               --                31
   Gain/Loss on Sale of Equipment                             --               (5)               --
   Loss on sale of investments                                40              273                --

Changes in Assets and Liabilities:
   Trade Receivables (increase)/ decrease                   (153)            (114)               25
   Non-trade Receivables
   (increase)/decrease                                       (57)              88               (47)
   Inventory increase                                        (42)             (97)             (432)
   Prepaids and deposits increase                            (31)             (46)              (21)

Accounts payable and accrued liabilities
increase/(decrease)                                          (18)             597               420
Other Assets decrease                                         --                4                --

Net Cash Used By Operating Activities                     (3,068)          (2,761)          (3,594)
                                                         -------           -------          -------


   CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Property and Equipment                         (400)            (218)            ( 318)
Purchase of Certain Assets of Carme Inc.                      --           (4,002)               --
Purchase of Short-term Investments                           (92)             (54)               --
Proceeds from sale of short-term investments
                                                             800            3,378                 -
Proceeds from disposals of Property & Equipment
                                                              --                5                 4
                                                         -------           -------          -------
Net Cash Used By Investing Activities                        308             (891)             (314)
                                                         -------           -------          -------


                                   SENETEK PLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Years Ended December 31,
                                                1994      1995        1996
                                                ----      ----        ----
                                                    (in $ thousands)

   CASH FLOWS FROM
     FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary
  Shares and Class A Warrants                   1,282         827     1,200
Issue of 8% Convertible Debentures                 --          --     3,500
Costs of Financing                                 --          --      (250)
Short term loans and overdrafts                    --          --       230
                                                -----       -----     -----


Net Cash Provided By Financing Activities       1,282         827     4,680
                                                -----       -----     -----

   NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                 (1,478)     (2,825)      772

Cash and Cash Equivalents at
  the Beginning of Period                       6,313       5,088     2,237
                                                -----       -----     -----

Effect of Exchange Rate Changes on Cash           253         (26)      (34)

Cash and Cash Equivalents at the
   End of Period                               $5,088       2,237     2,975
                                               ======       =====     =====

Supplemental disclosures of cash flow information are as follows:

                                                                     Amounts
                                                                      Paid
                                                                      (in $
                                                                    thousands)
                                                1994      1995        1996
                                                ----      ----        ----
Interest                                       $   --          --        57
Income Taxes                                   $   --          --        --

See accompanying notes to consolidated financial statements.




                                      F-5(ii)

                                   SENETEK PLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACTIVITIES

     The Company was incorporated in England on October 5, 1983, as a public company with limited liability under the Companies Acts of 1948 to 1985 to exploit commercially the products which may arise as a result of Company sponsored research in the fields of life science and biotechnology with particular reference to the diagnoses and treatment of diseases relating to senescence or aging.

     Since  incorporation,  the Company has  concentrated  on its  research  and
     development  activities  together  with  the  concomitant   requirement  of
     procuring the necessary supportive equity financing.

     In September 1995, the Company extended its range of interests by acquiring, through its newly formed subsidiary Carme International, Inc. ("CII"), a Delaware Corporation, the majority of the assets of Carme Inc., an organization based in Novato, California that had concentrated on the manufacture and distribution of health and beauty products. This acquisition was designed to extend the Company's interest in the area of skin-care and to provide a vehicle for the development and distribution of a product featuring the Kinetin compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. CII is currently extending the manufacturing capacity at the existing premises and revising marketing strategy and procedures. It plans to achieve the commercialization of additional products incorporating Kinetin at the earliest practicable date.

2.   PRINCIPAL ACCOUNTING POLICIES

     (a)  Basis of Consolidation

          The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CII and MEIS Corporation for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with US generally accepted accounting principles (US GAAP). Certain prior year balances have been re-classified in order to conform to current year presentation.

     (b)  Revenues

          Product  sales,  recognized  at the  time  of  shipment  (or  time  of rendering in the case of services) are stated at the net invoiced value of goods and services supplied to customers after deduction of value added tax where applicable. Development stage payment revenues recognized represent initial payments received under licensing agreements. Future development stage revenues will be recognized upon the receipt of initial payments and subsequently upon the achievement of agreed significant development milestones.

     (c)  Inventories

          Inventories, constituting finished goods, components, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the first in first out method.

     (d)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated on a straight line basis using the following estimated useful lives:

          Fixtures, fittings & equipment                         5 years
          Motor vehicles                                         4 years

     (e)  Intangible Assets

          Intangible Assets representing Patents and Proprietary Technology are stated at cost. Amortization is calculated on a straight line basis over an estimated useful life of 5 years.

          Goodwill is being amortized on the straight line method over 15 years. Goodwill included in the consolidated financial statements relates to the Company's acquisition on September 26, 1995 of certain assets of Carme Inc.

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of", the Company reviews the carrying value of its investments for impairment value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers various valuation factors including discounted cash flows, fair values, and replacement costs to assess any impairment of goodwill and other long lived assets.

     (f)  Research and Development

          Expenditures on research and development are written off as incurred.

     (g)  Foreign Exchange

          The Company follows currency translation principles established by Statement of Financial Accounting Standards No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity. The functional currency of the Company's foreign operation is the applicable local currency. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur.

     (h)  Calculation of the Number of Shares in Issue

          The loss per share for all periods presented is calculated on the basis of the weighted average of the number of shares in issue during each period.

     (i)  Net Loss Per Share

          The per share  calculations  include fully paid up Ordinary shares and
          exclude  Ordinary  share   equivalents   because  inclusion  would  be
          anti-dilutive.

     (j)  Statement of Cash Flows

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (k)  Financial Instruments

          The carrying value of the Company's financial instruments, being current assets and current liabilities approximate fair value due to the short term value of these items. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

3.   ACQUISITION OF THE ASSETS OF CARME INC.

     On June 21, 1995 the Company incorporated a new, wholly owned subsidiary, CII, a Delaware corporation. On September 26, 1995, CII acquired certain assets of Carme Inc., a Nevada corporation ("Carme") in an arm's length transaction pursuant to the terms and provisions of an Asset Purchase Agreement dated as of July 31, 1995 ("the Agreement") by and between Carme and CII. The purchase price for the assets including expenses was $3,952,000 in cash and the assumption of certain liabilities including the liabilities and obligations of Carme arising under the Contracts (as defined in the Agreement) and all obligations whether arising by contract, course of dealings or otherwise, to customers of the business with respect to the return of Products (as defined in the Agreement) or credits for unsold merchandise.

     The funds used for the acquisition were obtained from the liquid resources of the Company and no bank or other loans have been used for this transaction. The principles involved in determining the valuation followed an assessment of the fair value of the assets as a result of research and inquiry by the Company.

     The consummation of the proposed transaction pursuant to the terms of the Agreement were subject to the approval of the US Bankruptcy Court for the District of Delaware and such approval was obtained on August 25, 1995.

     The business of Carme was the manufacturing and selling of health and beauty aids. The assets acquired from Carme include all the assets of the business of Carme (not expressly excluded under the terms of the Agreement), including the inventory for a provisional figure of $1,042,000; the accounts receivable for $488,000 and the plant, machinery and equipment used for the business for $220,000. This allocation of the purchase price has resulted in goodwill of $2,202,000 and tangible assets of a fixed nature represented by property and equipment of $220,000. The goodwill is being amortized over 15 years and the tangible assets in question over 5 years, both under a straight line basis.

     CII intends to continue to utilize these assets to continue the manufacture and distribution of health and beauty aids.

4.   INVENTORY

     Inventory at cost comprises the following:

                                      December 31, 1995      December 31, 1996
                                      -----------------      -----------------
                                                  (in $ thousands)
    Finished Goods                           635                       879
    Raw Materials                            552                       776
    Work in Progress                          44                         2
                                          ------                    ------
                                          $1,231                     1,657
                                          ------                    ------

5.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                      December 31, 1995      December 31, 1996
                                      -----------------      -----------------
                                                  (in $ thousands)

    Cost:
      Fixtures, fittings, plant and
        laboratory equipment              $  877                     1,309
      Motor vehicles                          77                       106
      Assets in the course of
        construction                         462                       284
                                          ------                    ------
                                           1,416                     1,699
                                          ------                    ------

      Less accumulated depreciation:
      Fixtures, fittings, plant and
        laboratory equipment                (301)                     (469)
      Motor vehicles                         (28)                      (48)
                                          ------                    ------
                                            (329)                     (517)
                                          ------                    ------
                                          $1,087                     1,182
                                          ------                    ------


     Changes during 1995 and 1996 include the effects of foreign currency translations.

     NOTES:

     1.   Depreciation  charged  during the year  amounted  to  $187,000  (1995:
          $100,000)

     2. The tangible fixed assets of the Group include plant and laboratory equipment owned under Capital leases as follows:

          Cost                            $   --                        26
          Depreciation                        --                        (1)
                                          -----------              -----------
          Net book value                  $   --                        25
                                          -----------              -----------

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The amount in the Company's Balance Sheet represented by these intangible assets is made up as follows:

                                      December 31, 1995      December 31, 1996
                                      -----------------      -----------------
                                                  (in $ thousands)
    Goodwill:
      Cost                                 2,202                     2,202
      Amortization                           (33)                     (169)
                                          ------                    ------
      Net                                  2,169                     2,033
                                          ------                    ------

    Other Intangible Assets:
      Cost                                   635                       635
      Amortization                          (413)                     (540)
                                          ------                    ------
      Net                                 $  222                    $   95
                                          ------                    ------

    Totals                                $2,391                    $2,128
                                          ------                    ------

     In October 1992, the Company acquired from the inventor, the patent rights and related proprietary technology for a self-administered auto-injector syringe. It is anticipated that initially this will be used as the delivery system for the Company's IVISD compound. The total consideration for these intangible assets was $635,000. Future royalties will become payable by the Company to the inventor based on the number of syringes sold.

7.   GOVERNMENT BONDS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard (FAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Application of FAS 115 resulted in the Company's investments in marketable debt securities being classified as "available for sale".

     During the year ended December 31, 1995 the Company disposed of its entire holdings in securities available for sale. This generated proceeds of $3,378,000 and created a loss of $273,000. This loss is reported as an operating expense in accordance with FAS 115.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities comprise the following:

                                                               December 31, 1995                  December 31, 1996

                                                           Accrued          Accounts          Accrued          Accounts
                                                         Liabilities         Payable        Liabilities         Payable
                                                       ----------------- ---------------- ----------------- ----------------
                                                                                 (in $ thousands)
           Trade Creditors                                      --               413               --               495
           Directors' Fees and Remuneration                     --                 3               --                --
           Staff Salaries                                       50                 4               60                 8
           Vacation Pay Accrual                                 29                --               71                --
           Taxes and Social Security                            --                26               --                28
           Audit and Accountancy Fees                          108                19              107                18
           Research Grants and Costs                            --               324               --               368
           Approved Travel and Accommodation
           Expenses                                             --                10               --                15
           Legal and Professional Fees                          18                 1               20                52
           Consultancy Fees                                     --                37               15                15
           Other Liabilities and Accruals                       --               118               39               237
           Accrued Financing Costs on Issue of
           Convertible Debentures                               --                --              100                --
                                                              ----              ----             ----             -----
                                                         $     205               955              412             1,236
                                                              ----              ----             ----             -----

           Obligations under capital leases
                                                                                                 1995              1996
                                                                                                 $000              $000
                                                                                                 ----              ----

           Amounts payable (within one year $9,000; within two to three years $9,000,
           within three to four years $9,000; within four to five years $5,000)                $   --                32

           Less Future Financing Charges                                                           --                (9)
                                                                                              -------               ----
                                                                                                   --                23

           Due within one year                                                                     --                 5

           Due after more than one year                                                       $    --                18
                                                                                              -------               ---




9.   8% CONVERTIBLE DEBENTURES

     These debentures have 2 and 3 year terms expiring in September 1998 and October 1999 respectively and have been issued to private investors. During the year debentures to the value of $3,500,000 were issued, of which $1,800,000 were converted to Ordinary share capital, and $1,700,000 was outstanding at year end. Another $1,100,000 was redeemed and converted into Ordinary shares in January 1997. The Company promises to pay to the debenture holder, or any subsequent registered holder the principal sum on or prior to October 1999, the maturity date, and to pay interest on the principal sum outstanding in arrears on the earlier of the Date of the Conversion or the Maturity Date at the rate of 8% per annum. The principal and interest on the Debenture are payable, if converted, at eight per cent (8%) per annum in shares of ADR to the holder. Warrants with a fair value of $1,588,000 were issued to various intermediaries in connection with this issue. These have been treated as an addition to deferred financing costs and are amortized to the income statement over the life of the debentures. Upon the date of conversion the carrying value of the debentures is released to share premium together with any related unamortized deferred financing costs.

10.  STOCKHOLDERS' EQUITY

     (a) During the year ended December 31, 1996, the outstanding share capital of the Company increased by 3,293,082 to 43,899,205 Ordinary shares.

     (b)  Warrants outstanding at December 31, 1996 are as follows:

          (1) 1,037,591 'A' Warrants at an exercise price of $2.50 per Ordinary share, expiring May 15, 1990. The Board of Directors has approved the extension of the expiry date of the 'A' Warrants to May 15, 1997. The Company has the right to call the warrants, at a price of $0.01 per warrant, upon giving the holder 30 days notice of its intention.

          (2) 1,322,500 'B' warrants at an exercise price of $3.25 per Ordinary share, expiring May 15, 1990. The Board of Directors has approved the extension of the expiry date of the 'B' warrants to May 15, 1997. The Company has the right to call the warrants, at a price of $0.01 per warrant, upon giving the holder 30 days notice of its intention.

          (3) The following warrants, mainly issued in association with private placements, remain unexercised as follows:

                                                                                                          Warrants
                                                                                        Lapsed/        Unexercised at
                      Warrants Issued      Exercise Price          Expiry Date         Canceled       December 31, 1996
                      ---------------      --------------          -----------         --------       -----------------

                            175,000              0.75         December 1996             175,000                 --
                            633,000              3.00         May 1997                                      40,000
                          1,215,920              3.00         June 1997                  12,500            818,420
                          1,036,517              3.00         July 1997                                    946,342
                             25,000              1.15625      December 1999                                 25,000
                          1,285,000              1.4625       December 1998                              1,285,185
                          ---------                                                     -------          ---------
                          4,370,437                                                     187,500          3,114,947
                          ---------                                                     -------          ---------



     (4) The following Regulation S Convertible Warrants, issued in association with the placement of Convertible Debentures, remain unexercised as follows:

              Warrants            Exercise                            Warrants
               Issued               Price         Expiry Date       Unexercised
              ---------           ---------       -----------       -----------
              2,700,000           $1.70             10/10/99          2,700,000

          The Warrants entitle the holder thereof to purchase American Depositary Receipts ("ADR") of the Company at a purchase price per ADR equal to 115% of the average closing bid price of the Company's ADR for the five (5) days preceding the Closing Date, such Warrants to be exercisable at any time on or after the 90th day from the Closing Date until October 1999. The offer and the sale of the Warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended.

11.  STOCK OPTIONS

     (a) On October 8, 1993, 4,550,000 options, representing the total number of options available for grant at that time were registered with the Securities & Exchange Commission on Form S-8.

          In December 1985, the Company adopted a share option plan (the "No. 1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share twenty-one days prior to the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 per cent, for each full year of employment. In the event the optionee's employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant.

          The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 1996:



                                                Shares
                                               Available      Options       Options      Exercise Price
                                               For Grant     Outstanding     Vested        Per Share
                                               ----------    ----------    ----------    ---------------

          Balance at December 31, 1993          1,318,000       682,000       431,000    $0.75-3.19
             Canceled                              10,000       (10,000)                 $     3.19
             Exercised                            250,000      (250,000)     (250,000)   $     0.75
             Granted                             (330,000)      330,000                  $     2.00
             Options Vested                          --            --         105,500    $     0.75
                                               ----------    ----------    ----------    ---------------

          Balance at December 31, 1994          1,248,000       752,000       286,500    $0.75-2.00
             Canceled                             120,000      (120,000)      (12,500)   $0.75-2.00
             Granted                             (477,000)      477,000                  $1.32-2.00
             Options Vested                          --            --         170,500    $0.75-2.00
                                               ----------    ----------    ----------    ---------------

          Balance at December 31, 1995            891,000     1,109,000       444,500    $0.75-2.00

             Exercised                            200,000      (200,000)     (200,000)   $     1.75
             Granted                           (1,436,000)    1,436,000          --      $1.25-4.00
             Options Vested                          --            --         201,750    $0.75-2.00
                                               ----------    ----------    ----------    ---------------
          Balance at December 31, 1996         * (345,000)    2,345,000       446,250    $0.75-4.00
                                               ----------    ----------    ----------    ---------------

          *The above figure represents options granted under the No. 1 Plan in excess of the total of 2 million, being the number of options available for grant under the Plan, as approved at the Annual Meeting of Stockholders on December 16, 1992, and is provisional upon the retrospective approval by stockholders of Resolution 11 at the Annual Meeting to be held on May 16, 1997.

          Not included in the above are 350,000 and 150,000 options granted to Dr. G. Homan and P.A. Logan respectively, at an exercise price of $0.75, under the general power granted to Directors for the allotment of equity securities approved at an Extraordinary General Meeting of the Company held on March 6, 1991.

     (b) In May 1987 the Company adopted a share option plan ("the No. 2 Plan") for non-executive directors and consultants. Under the No. 2 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share 21 days prior to the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant.

          The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 1996:


                                                Shares
                                               Available      Options       Options           Price
                                               For Grant     Outstanding     Vested        Per Share
                                               ----------    ----------    ----------    ---------------

          Balance at December 31, 1993          1,424,000       576,000       510,000    $0.75-3.00
             Granted                              (85,000)       85,000          --      $2.00
             Cancelled                             50,000       (50,000)      (50,000)   $2.00
             Exercised                            300,000      (300,000)     (300,000)   $0.75
             Options Vested                          --            --          66,000    $2.00
                                               ----------    ----------    ----------    ---------------



          Balance at December 31, 1994          1,689,000       311,000       226,000    $0.75-3.00
             Cancelled                            110,000      (110,000)     (110,000)   $2.00-3.00
             Granted                              (19,000)       19,000          --      $1.75
             Options Vested                          --            --          85,000    $2.00
                                               ----------    ----------    ----------    ---------------
          Balance at December 31, 1995          1,780,000       220,000       201,000    $0.75-2.00

             Granted                               (7,500)        7,500                  $1.21
             Options Vested                          --            --          19,000    $1.75
                                               ----------    ----------    ----------    ---------------
          Balance at December 31, 1996          1,772,500       227,500       220,000    $0.75-2.00
                                               ----------    ----------    ----------    ---------------

12.  CALCULATION OF THE NUMBER OF SHARES IN ISSUE

                                                                    Weighted
                                                      Shares        Average
                                                    Issued and       Shares
                                                    Outstanding    Outstanding
                                                    -----------    -----------

     Twelve Months January 1, 1994 through December 31, 1994
     -------------------------------------------------------
     Shares outstanding at the beginning
       of the period                                  38,677,198   38,677,198
     Conversion of warrants                              328,925      219,509
     Exercise of Options                                 600,000      126,713
     Private Placements                                  300,000       38,630
                                                      ----------   ----------

     Shares outstanding at the end of the period      39,906,123   39,062,050
                                                      ----------   ----------

     Twelve Months January 1, 1995 through December 31, 1995
     -------------------------------------------------------
     Shares outstanding at the beginning
       of the period                                  39,906,123   39,906,123
     Private Placements                                  700,000      584,109
                                                      ----------   ----------

     Shares outstanding at the end of the period      40,606,123   40,490,232
                                                      ----------   ----------

                                                                    Weighted
                                                      Shares        Average
                                                    Issued and       Shares
                                                    Outstanding    Outstanding
                                                    -----------    -----------

     Twelve Months January 1, 1995 through December 31, 1996
     -------------------------------------------------------
     Shares outstanding at the beginning
       of the period                                  40,606,123   40,606,123
     Private Placements and Conversion of Debentures   3,093,082      604,115
     Options Exercised                                   200,000       25,205
                                                      ----------   ----------

     Shares outstanding at the end of the period      43,899,205   41,235,443
                                                      ----------   ----------



13.  SHARE OPTION PLANS

     Under U.S. GAAP, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation expense for the Company's No. 1 and No. 2 Share Option Plans been determined based upon the fair value at the grant date for awards under these Plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's U.S. GAAP net loss and loss per share would have to be increased in 1996 by $278,129 and $0.01 per share, and in 1995 by $102,643 and $0.00 per share, respectively.

     The fair value of the options granted are estimated using the Black-Scholes option pricing model with the following assumptions:

     Dividend yield of nil, volatility of 93%, risk-free investment rate of 6.37 % (1995 - 6.47%), and an expected life of 6 years. The average fair values of the options granted during 1996 and 1995 are estimated respectively as being $1.06 and $1.41 for each Ordinary Share ADR.

14.  TAXATION

     The Company is incorporated in England with US subsidiaries and formerly owned a subsidiary in Denmark. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The Company will be liable for United States tax (including state taxes) through the U.S. subsidiaries.

     Income tax charges/(credits) have been reflected in the Consolidated Statement of Operations:

                                              Year ended December 31,
                                      1994             1995              1996
                                      ----             ----              ----
     Current:
     UK                                --               --                --
                                      ____             ____              ____


     Provisional tax losses available to the Company in the UK are estimated to be approximately $24,200,000. The deferred tax asset value of these losses is approximately $8,000,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance.

     Provisional tax losses available to the Company in the USA are estimated to be approximately $1,850,000 at the end of fiscal year 1996. The deferred tax asset value of these losses is approximately $630,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance.

15.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT

     The Company's operations are in the areas of research, development and sales of pharmaceutical products related to senescence or aging, and, from September 1995, the manufacture and distribution of health and cosmetic beauty aids. These products have been classified into pharmaceuticals and cosmetics.

     Industry Segments                   1994           1995          1996
     -----------------                 -------        -------        -------
                                             (in thousands of dollars)

     Net Sales
       Pharmaceuticals                 $   212            160            499
       Cosmetics                          --            1,771          5,987
                                       -------        -------        -------
     Total                                 212          1,931          6,486
                                       -------        -------        -------
     Operating Profit/(Loss)
       Pharmaceuticals                  (3,476)        (3,896)        (4,110)
       Cosmetics                          --               (8)            44
                                       -------        -------        -------
     Operating Loss                     (3,476)        (3,904)        (4,066)
     Interest Income/(expense)             534            419            (23)
     Other Income                         --               37             69
     Loss on Sale of Investments           (40)          (273)          --
                                       -------        -------        -------
     Loss Before Taxation               (2,982)        (3,721)        (4,020)
                                       -------        -------        -------
     Identifiable Assets:
       Pharmaceuticals                   1,489          1,113          1,090
       Cosmetics                          --            4,778          5,318
       General Corporate                 8,272          2,014          3,433
                                       -------        -------        -------
     Total                               9,761          7,905          9,841
                                       -------        -------        -------

     Capital Expenditure:
       Pharmaceuticals                     400            178            254
       Cosmetics                          --               40             64
                                       -------        -------        -------
     Total                                 400            218            318
                                       -------        -------        -------
     Depreciation and Amortization:
       Pharmaceuticals                     175            220            278
       Cosmetics                          --               40            172
                                       -------        -------        -------
     Total                             $   175            260            450
                                       -------        -------        -------

     Geographic Areas                    1994           1995          1996
     ----------------                  -------        -------        -------
                                               (in thousands of dollars)
     Net Sales
       Pharmaceuticals -
          United States                   --              246            202
          United Kingdom and Europe        212            (98)           260
          Pacific, Far East & Canada      --               12             37
                                       -------        -------        -------
     Total Pharmaceutical                  212            160            499

       Cosmetics -
          United States - Domestic
            & Export Customers            --            1,771          5,987
                                       -------        -------        -------
                                           212          1,931          6,486
                                       -------        -------        -------

     Operating Losses:
       Pharmaceuticals:
          United States                 (2,658)        (2,520)        (2,260)
          United Kingdom & Europe         (818)        (1,376)        (1,850)
                                       -------        -------        -------
                                        (3,476)        (3,896)        (4,110)

       Cosmetics:
          United States                   --               (8)            44
                                       -------        -------        -------

     Total                              (3,476)        (3,904)        (4,066)
                                       -------        -------        -------

       Cosmetics:
          United States                   --               (8)            44
                                       -------        -------        -------

     Total                              (3,476)        (3,904)        (4,066)
                                       -------        -------        -------
       Identifiable Assets, excluding
          General Corporate Assets

       Pharmaceuticals:
          United States                  1,289          1,026            948
          United Kingdom & Europe          200             87            142
                                       -------        --------       --------
                                         1,489          1,113          1,090

       Cosmetics:
          United States                    --           4,778           5,318
                                       -------        -------        --------

     Total                             $ 1,489          5,891          6,408
                                       -------        --------       --------


     The Company's registered office is located in the United Kingdom from which the financial controls, administration and scientific research and development activities are operated. The Company's Chairman is based in the United States from where liaison is effected with the US investing public and from where the development of the activities of MEIS Corporation and Carme International Inc. are directed.

16.  SUBSIDIARY UNDERTAKINGS

     MEIS Corporation was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector syringe for use with the Company's MSD compound. In addition, it undertakes the sales activities for the monoclonal antibodies derived from the Research Foundation for Mental Hygiene Inc. and made available to the Senetek Organisation by virtue of an agreement entered into in July 1994.

     CarmeInternational Inc. was incorporated in the State of Delaware in June 1995. Its main activity is the manufacture and distribution of health and beauty aids.

17.  COMMITMENTS AND CONTINGENCIES

     (a)  Research

          1) Under existing agreements, the Company is committed to provide funding for research programs and clinical trials of approximately $1,350,000 during the year ending December 31, 1997.

          2) Commitments of approximately $1.5 million have been given for the automation of the auto-injector assembly line at MEIS Inc.

     (b)  Commitments Under Operating Leases

          The Company leases certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through its subsidiaries MEIS Corporation and Carme International Inc., in the United States. The premises formerly occupied in Aarhus, Denmark have been vacated and the lease lapsed in March 1995.

          Minimum future lease payments under non-cancelable leases are as follows:

               Years Ending                          Future
               December 31,                      Minimum Payment
               ------------                      ---------------
                                                    $   000


                    1997                            $   550
                    1998                                517
                    1999                                134
                    2000                                 --
                    2001                                 --
                                                  ---------
                                                    $ 1,201

     Rent expense was approximately $552,000 in 1996, and $200,000 and $98,000 in 1995 and 1994, respectively.

18.  GOING CONCERN

     The Company's continuing development of its pharmaceutical products in a timely manner is dependent upon maintaining adequate sources of finance during the period up to the marketing stage, and in this connection, it is presently engaged in substantive discussions regarding additional sources of finance. If the current proposals can be successfully concluded it is anticipated that the Company should be able to continue its operations so as to conclude the UK Phase III clinical trials for its MSD product during 1997 leading to a successful application for a Product License.

     Any amounts which the Company may receive as part of any proposed licensing distribution or joint-venture arrangements whereby a partner may effect contributions in consideration for the transfer of certain rights to the Company's research project, have not been taken into account in the Company's financial projections. If present or future discussions for additional funding do not proceed satisfactorily, Senetek may not otherwise be able to support its operations at the desired augmented level. The Company's ability to enter into such agreements depends in part on the results of evaluation tests of the Company's products, as well as on a number of economic and market factors over which the Company has little, if any, influence.