Form 10-Q
period 1997-03-31
SENETEK PLC /ENG/
filed 1997-12-09
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

(Mark One)


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 1997

                                   or


 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _______


                         Commission file number 0-14691




                                   SENETEK PLC
           ----------------------------------------------------------
             Exact name of registrant as specified in its charter)


England                                                    77-0039728
-------------------------------                         ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        (1)    Yes   X               No
                                               (see page 15)             -----

                                        (2)    Yes  X                No
                                                   ----                  -----


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.


                   March 31, 1997 (all one class): 46,468,460
                   ------------------------------------------

                          SENETEK PLC AND SUBSIDIARIES


                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997





PART 1. FINANCIAL INFORMATION                                       Page No.


         Item 1 - Financial Statements


         Unaudited Consolidated Statement of Operations
         Three Months Ended March 31, 1997 and March 31, 1996           3



         Consolidated Balance Sheet
         March 31, 1997 (unaudited) and December 31, 1996               4


         Unaudited Consolidated Statement of Cash Flows
         Three Months Ended March 31, 1997 and March 31, 1996,          5



         Notes to the Unaudited Consolidated Financial Statements       7


         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10



PART 11.  OTHER INFORMATION
         Not applicable


SIGNATURES                                                             17

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)




                                      3 Months Ended             3 Months Ended
                                         March 31,                  March 31,
                                           1997                       1996
                                      --------------             --------------
Revenues:
Product Sales                             $1,436                     $1,622

Cost of Sales                               (906)                      (867)
                                           ------                     ------
Gross Profit                                 530                        755

Operating Expenses:
   Research & Development                   (881)                      (410)
   General & Administration                 (796)                      (546)
   Marketing & Promotion                    (598)                      (312)
   Selling Expenses                         (231)                      (210)
                                           ------                     ------
Total Operating Expenses                  (2,506)                    (1,478)

Loss from Operations                      (1,976)                      (723)

Interest income                               28                         10

Interest expense                             (22)                        --

Other income/(expense)                        (4)                        23
                                          -------                     ------
Loss before Taxation                      (1,974)                      (690)
                                          -------                     ------
Taxation                                      --                         --

Net Loss                                 $(1,974)                     $(690)

Net loss per ordinary                     _______                    _______
share outstanding                         $(0.04)                    $(0.02)
Weighted average Ordinary shares
outstanding                               45,610                     40,606
                                          ------                     ------



See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                              March 31,            December 31,
                                                1997                   1996
                                             unaudited)
                                            ------------           -------------
Assets

Current Assets:
   Cash and Cash Equivalents                    $2,299                 $2,975
   Inventory at cost                             1,824                  1,657
   Trade Receivables                               844                    771
   Non-Trade Receivables                            39                     88
   Prepaids and Deposits                           277                    138
                                                 -----                  -----
         Total Current Assets                    5,283                  5,629

   Property and Equipment, net                   1,528                  1,182
   Goodwill and Other Intangible Assets - net    2,131                  2,128
   Deferred Financing Costs                        292                    902
                                                ------                 ------
         Total Assets                           $9,234                 $9,841
                                                ======                 ======

Liabilities & Stockholders' Equity
Current Liabilities
   Bank Overdraft (secured 1997)                   200                    230
   Accounts Payable                              1,384                  1,236
   Accrued Liabilities                             309                    412
   8% Convertible Debentures 1999                  600                  1,700
                                                 -----                  -----
                                                 2,493                  3,578
                                                 -----                  -----
Stockholders' Equity:
   Ordinary shares $0.08 (5 pence) par value:
   Authorized shares: 58,000,000
   Issued and outstanding shares:
     March 31, 1997 - 46,468,460
     December 31, 1996 - 43,899,205              3,744                  3,533

Share Premium                                   38,771                 36,607
Accumulated Deficit                            (35,845)               (33,937)
Equity Adjustment from Foreign Currency
 Translation                                        71                     60
                                               --------                -------
Total Stockholders' Equity                      $6,741                 $6,263
                                                 =====                  =====
Total Liabilities and Stockholders' Equity      $9,234                 $9,841
                                                 =====                  =====



See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                          1997           1996
                                                        --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $(1,974)       $ (690)

Adjustments to reconcile net loss to net cash:              151            81
Depreciation and amortization

Changes in assets and liabilities:
Trade Receivables (increase)/ decrease                      (73)         (132)
Nontrade Receivables (increase)/decrease                     49            23
Inventory (increase)/decrease                              (167)         (453)
Prepaids and deposits(increase)/decrease                   (139)          (24)
Accounts payable and accrued
    liabilities increase/(decrease)                          45          (179)
Other Assets (increase)/decrease                             --            --
                                                           ----          ----
Net Cash Used by Operating Activities                   $(2,108)      $(1,374)
                                                         =======       =======
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Property and Equipment                  $  (276)      $   (13)
                                                        --------       ------
Net Cash Used by Investing Activities                   $  (276)      $   (13)
                                                        ========       =======

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997         1996
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Issuance of Ordinary Shares from
     Exercise of Warrants                                   $1,733         --

Net repayment of Short term loans and overdrafts               (30)        --
                                                            ------       -----
Net Cash Provided By Financing Activities                   $1,703         --
                                                             =====        ====
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     $ (681)    $(1,387)

Cash and cash equivalents at the beginning of period         2,975       2,237

Effect of exchange rate changes on cash                          5          (7)
                                                             -----       ------
Cash and Cash Equivalents at the
end of the period                                           $2,299      $  843
                                                             =====       =====



Supplemental disclosures of cash flow information are as follows:

                                                           Amounts Paid
                                                         (in $ thousands)
                                                         ----------------

                                                          1997         1996
                                                          ----         ----

                             Interest                      $22          --
                             Income Taxes                   --          --



See accompanying notes to consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, MEIS Corporation and Carme International, Inc. ("CII") (both Delaware corporations) for the three months ended March 31, 1997 and from inception. CII was incorporated on June 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. The accounts for the Company's former Danish subsidiary, Senetek A/S, are included in the results from inception. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5. During the 3 months ended March 31, 1997, the Company issued 2,569,255 new Ordinary shares through the conversion by debentureholders of 8% Convertible Debentures into shares and the exercise of warrant entitlements at an average price of $1.15 per share.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:


     Three Months - January 1, 1997 through March 31, 1997
     -----------------------------------------------------

                                                               Weighted Average
                                                      Actual       Equivalent
                                                      ------   ----------------
     Shares outstanding at beginning
     of the period                                  43,899,205      43,899,205
     Exercise of warrants                            1,285,185         495,852
     Conversion of Debentures                        1,284,070      1,215,3443
                                                    ----------      ----------
     Shares outstanding at the end
     of the period                                  46,468,460      45,610,400
                                                    ----------      ----------



7.   Inventory at cost comprises:


                                                    March 31,     December 31,
                                                      1997            1996
                                                         (in $ thousands)
                                                    ---------------------------

     Finished Goods                                  $  881           $  879
     Raw Materials                                      937              776
     Work in Progress                                     6                2
                                                      -----            -----
                                                     $1,824           $1,657
                                                      -----            -----


8.   Prepaids and deposits comprise the following:


                                                    March 31,     December 31,
                                                      1997            1996
                                                         (in $ thousands)
                                                    ---------------------------

           Deposits                                    $ 73           $ 67
           Prepayments                                  204             71
                                                        ---            ---
                                                       $277           $138
                                                        ---            ---

9.   Accounts payable and accrued liabilities comprise the following:



                                                                March 31, 1997              December 31, 1997
                                                                                 (in $ thousands)
                                                       -----------------------------------------------------------
                                                       Accrued           Accounts       Accrued           Accounts
                                                       Liabilities       Payable        Liabilities       Payable

Trade creditors                                          $  --              401           $  --              495
Staff salaries                                              23               10              60                8
Vacation pay accrual                                        79               --              71               --
Taxes and social security                                   13               18              --               28
Audit and accountancy fees                                  99               13             107               18
Research grants & costs                                     --              530              --              368
Approved travel and
  accommodation expenses                                    --                9              --               15
Legal and professional fees                                 39               62              20               52
Consultancy fees                                            13               --              15               15
Other liabilities and accruals                              43              341              39              237
Accrued financing costs on
  issue of convertible debentures                           --               --             100               --
                                                          ----            -----            ----            -----
                                                         $ 309            1,384           $ 412            1,236
                                                         -----            -----           -----            -----



10.  Commitments
     -----------

As of March 31, 1997, under various research agreements and proposed testing procedures, the Company plans to provide funding to research programs of approximately $1.1 million which fall due during the remaining portion of the year ending December 31, 1997. Other commitments include obligations under employment and consulting agreements and property leases.

Additional capital expenditure of approximately $1.4 million is anticipated during the remainder of 1997 in connection with the proposed purchase of additional plant and machinery for increasing the production facilities for the Company's auto-injector syringe.

                          SENETEK PLC AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DISCLOSURE

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 1O-K for the fiscal year ended December 31, 1996.

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

Senetek PLC ("Senetek" or the "Company") was formed in the United Kingdom in October 1983 and received its initial funding from a November 1983 public issuance of Ordinary shares in the U.K. A subsequent public financing was completed in the United States in May 1986. Since that date, save for an additional registration in May 1993 of shares issued to a US holder, the Company has relied on private placements of Ordinary shares to overseas investors to add to its capital base. As of March 31, 1997, approximately 95 per cent. of its outstanding shares were quoted in American Depositary Share format on the National Association of Securities Dealers Automated Quotations System.

The Company sponsors research in the field of the life sciences with particular emphasis on research relating to diseases associated with senescence or aging and the subsequent commercial exploitation of the results of such research. The main area in which the Company is involved is the treatment of male sexual dysfunction ("MSD") which includes the development, manufacture and sale of the Company's patented self-administered automatic syringe as a delivery system. Following the successful conclusion of the Phase III clinical trials in the United Kingdom the Company filed a Product License Application for the MSD product in April 1997 with the objective of obtaining the grant of a Product License for the commercial exploitation of the product. In addition the Company plans to commence clinical trials in the US during the second half of 1997 for the purpose of obtaining approval of its MSD product from the Food and Drug Administration ("FDA") in due course.

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

The Company has filed an Abbreviated New Drug Application ("ANDA") with the FDA, for the proposed application of Epinephrine by subcutaneous injection delivered through its syringe and is also planning to file for U.K. approval during 1997. Epinephrine is designed as an antidote against anaphylactic shock, triggered by allergic reaction against conditions including food poisoning and insect stings. It is hoped that approval for marketing may be obtained during the last quarter of 1997, in which event it may be possible to commence commercial sales of one of the dose ranges during the current fiscal year. In addition, the Company plans to file an ANDA with the FDA for a pediatric application for this product.

In September, 1995, the Company extended its interests by forming another wholly owned subsidiary, Carme International Inc ("CII"), a Delaware Corporation based in Novato, California, for the acquisition, through CII, of the majority of the assets of Carme Inc., an organisation based in Novato, that had concentrated on the manufacture and distribution of a wide range of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin care, with particular reference to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the anti-aging Kinetin compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. CII is reviewing manufacturing activities at the existing premises and revising its product range and marketing strategy in order to identify the optimum product mix compatible with its resources. The successful marketing of a range of cosmetic products incorporating Kinetin is being treated as a matter of priority. The Company is also undertaking preliminary work on the possible application of Kinetin as a pharmaceutical product for certain skin disorders.

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



                                                         Three Months Ended
                                                               March 31
                                                      1997                1996
                                                      (in thousands of dollars)

Loss From Operations:

Pharmaceuticals:
   Revenues                                          $  263             $  107
   Gross Profit                                         170                 68
   Operating Expenses                                (1,701)              (808)
                                                      -----               ----
Loss from Operations                                 (1,531)              (740)
                                                      -----                ---
Cosmetics:
   Revenues                                           1,173              1,515
   Gross Profit                                         359                687
   Operating Expenses                                  (805)              (670)
                                                        ---                ---
(Loss)/Profit from Operations                          (446)                17
                                                        ---                ---
Total Loss from Operations                          $(1,977)            $ (723)
                                                      -----                ---
Overall Loss Before Taxation:

Pharmaceuticals:
   Loss from Operations                             $(1,531)            $ (740)
   Interest Income                                       27                 10
   Interest Expense                                     (20)                --
   Other Expense                                         (3)                --
                                                       ----                ---
                                                     (1,527)            $ (730)
                                                      -----                ---
Cosmetics:
   (Loss) /Profit from Operations                   $  (446)            $   17
   Other Income                                          --                 23
   Interest Expense                                      (1)                --
                                                        ---                 --
                                                       (447)                40
                                                        ---                ---
Total Overall Loss Before Taxation                  $(1,974)            $ (690)
                                                      -----                ---

The increase of $797,000 in the overall loss of the Company's pharmaceutical division during the three months ended March 31, 1997 compared with the corresponding period during 1996 is represented by an increase in operating expenditure of $893,000 as discussed in the following sub-sections, partially offset by an increase of $102,000 in gross profit resulting from increased revenues.

The loss of $447,000 realised by the Company's cosmetics division ("CII") during the three months ended March 31, 1997 is due to reduced gross revenues and margins, and an increase of $135,000 in operating expenditure as discussed below. These results reflect reduced overseas sales, a general decrease in mass market sales, the discontinuance of certain mass market product lines, and a substantial increase in marketing and advertising expenses for the development of the Kinetin products.

Revenues
--------

The Company's product sales revenues of $1,436,000 for the three months ended March 31, 1997 comprised $263,000 from the sale of its pharmaceutical products, and $1,173,000 from the sale of health and cosmetic beauty aids.

Research and Development
------------------------

Pharmaceutical Division
-----------------------

Research and development expenses for the three months ended March 31, 1997 were $832,000, of which $512,000 related to direct research costs, and $320,000 was accounted for by indirect research activities consisting primarily of the allocation to this heading of travel and accommodation in connection with matters relating to research and development and the depreciation and amortization of scientific research equipment and proprietary technology. For the equivalent three month period in 1996, the costs totalled $369,000, with direct and indirect research expenses accounting for $162,000 and $207,000 respectively.

The increase of $350,000 in direct research costs for the three months ended March 31, 1997 compared with 1996 represents the additional costs involved in the conclusion of the Phase III clinical trials in the UK for the Company's MSD product together with additional charges incurred for further research into the potential pharmaceutical aspects of the Kinetin compound, and expenditure in connection with a potentially promising product relating to skin treatment. In the event, the Company decided that the financial commitment involved for this last potential product would be excessive at the present stage of the Company's development.

The increase of $113,000 in indirect research costs for the three months ended March 31, 1997 compared with 1996 is due mainly to additional outside scientific and consulting fees and to specialist fees relating to the procedures for filing an Abbreviated new Drug Application ("ANDA") with the FDA for the proposed application of Ephinephrine by sub-cutaneous injection delivered through the Company's syringe, and to an increased depreciation charge as a result of the acquisition of additional equipment for syringe production.

Cosmetics Division
------------------

Expenditure on research and development by CII in the three months ended March 31, 1997 totalled $48,000 representing indirect costs including a proportion of salary costs and associated expenses, rent, utilities and general overheads attributable to this heading, together with prototype and testing costs and minor items covering expensed equipment and software. The charge for the equivalent period in 1996 was $41,000.

Marketing and Promotion
-----------------------

Pharmaceutical Division
-----------------------

Marketing and promotion expenses for the three months ended March 31, 1997 totalled $310,000 compared with $165,000 for the equivalent three month period in 1996.

The increase of $145,000 is mainly due to advertising and public relations expenditure of $116,000, and travel and accommodation costs associated with corporate promotion.

Cosmetics Division
------------------

The marketing and promotional expenses incurred by CII for the three months ended March 31, 1997 totalled $288,000 compared with $147,000 for the equivalent period in 1996 and represents the cost of promoting the Company's products in magazines, trade journals and at trade shows, together with the cost of a market study for the development of a major advertising program aimed at increasing CII's sales coverage over the longer term.

General and Administrative
--------------------------

Pharmaceutical Division
-----------------------

General and administrative expenses for the three months ended March 31, 1997 were $559,000 compared with $275,000 for the equivalent period in 1996. The increase of $284,000 is mainly due to the cost of the engagement of additional US personnel, including the Company's Chairman, and the implementation of the Company's public and investor relations program, professional charges relating to the issuance of convertible debentures and warrants to investors, and a charge of $34,000 representing the amortization of the item designated "Deferred Financial Costs" in the Consolidated Balance Sheet. This last item reflects a deemed cost to the Company arising through the issuance of Warrants attached to Convertible Debentures. In accordance with US Financial Accounting Standards Board No. 123 ("Accounting for Stock Based Compensation") the deemed cost must be amortized over the period during which the Debentures remain in existence.

Cosmetics Division
------------------

The general and administration expenses incurred by CII for the three months ended March 31, 1997 totalled $237,000, compared with $272,000 in the first three months of 1996. This reduction was attributable to the non-recurrence of certain professional and consultants charges incurred in 1996.

Selling Expenses
----------------

Cosmetics Division
------------------

Selling expenses incurred by CII in the three months ended March 31, 1997 amounted to $231,000 compared with $210,000 for the three months ended March 31, 1996. These charges include salaries and expenses of sales personnel, selling commission paid to brokers together with the cost of overheads allocated to this heading.

The increase of $21,000 in 1997 compared to 1996 was accounted for by one-time recruitment costs and subscriptions to trade periodicals.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements have been and will continue to be significant. Senetek currently has sufficient liquidity and bank facilities to continue its operations for the foreseeable future. In the event that the Company is unable to receive additional funding, or the costs of development, operations or pre-marketing prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to the Company. If the Company's future cash requirements cannot be successfully addressed there would be a material adverse effect on the Company's business, its financial condition and results of operations.

During the three months ended March 31, 1997, the Company's liquidity represented by cash and deposits at banks decreased by $676,000 to $2,299,000. This reduction is attributable to (i) the overall loss of $1,974,000 for the three month period, (ii) the purchase of capital equipment totalling $276,000,
(iii) an increase of $167,000 in inventory held at cost and an increase of $163,000 in trade and non-trade receivables, pre-payments and deposits. These liquidity outgoings were off-set by non-cash depreciation and amortization charges of $151,000 included in the calculation of the overall loss referred to above, to the receipt of net proceeds of $1,703,000 relating primarily to the exercise of Warrants, and the effect of a favorable Exchange Rate movement of $5,000.

The Company anticipates that expenditure could exceed income by approximately $1,250,000 through the development of its pharmaceutical products and its administrative and marketing structure during the 3 months to June 30, 1997. In addition, it is proposed to incur further expenditure on capital equipment during fiscal 1997, as indicated in the "Notes to the Unaudited Consolidated Financial Statements", Item 10, above. Although management believes that there may be a possibility of initial payments being received in 1997 from potential licensees or trading partners for the MSD product, for Ephinephrine and for the syringe, that funds may be realized through the exercise by warrantholders of their conversion rights into Ordinary shares, and in addition that revenues may be realized through CII, such revenues even if realized would be unlikely to be sufficient to address the Company's projected financial requirements during fiscal 1997.

The Company is therefore involved in active discussions with potential major investors with the objective of obtaining firm investment commitments covering the Company's anticipated financial requirements during fiscal 1997 and has effected a secured loan of $1 million in favour of CII to assist that organization to effect its major advertizing campaign. Although management believes that the Company will be able to address its longer term commercial objectives and financial needs, no assurances can be given that the Company will be successful in achieving either revenues at a reasonable level in the short to medium term, or will be able to obtain the additional capital funding at an adequate level in the near future.

The objective of the major investment in CII was to facilitate the development, manufacture and marketing of a cosmetic compound containing the Company's Kinetin product together with the prospect, through the installation of a new management team, of utilising the assets acquired from Carme Inc. for the purpose of making a positive contribution to the Company's consolidated results. However, in the case of the development of Kinetin as a pharmaceutical, as opposed to a cosmetic product, considerable expenditure would need to be committed to this project and the speed at which this work can be undertaken will depend upon the Company's financial resources.

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that organisation when filing Form 8-K with the Securities Exchange Commission ("SEC"). Carme Inc. was the subject of a Chapter 11 bankruptcy suit and as a result of this, together with other administration problems, the parent company of Carme' Inc., International Research and Development Corporation, had been unable to procure audited financial statements for the 3 years in question. Senetek having received a "no action" letter from the SEC in connection with this omission, was subsequently able to reach an agreement with the former auditors of Carme' Inc. to undertake a special project for the provision of audited financial statements, for the period from January 1, 1995 to September 25, 1995. The effect of the non-availability of the 3 years' audited financial statements had been to preclude Senetek from effecting registration statements under the Securities Act of 1933 covering a public issuance of securities until the Company has filed audited financial statements, partly incorporating CII, for a period of 3 years. A recent SEC release indicated that some relaxation of the 3 year restricted period may be possible. The Company now believes that it may be able to effect a registration statement S-1 under the terms of the release and is actively pursuing this proposed course of action. In the meantime, management will endeavour to procure funding through equity subscriptions or through other sources if this proves to be necessary. However no assurances can be given that any actual or potential funding negotiations will be consummated - or that the proposed registration will be approved.

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

Following the successful conclusion of the Phase III clinical trials in the UK for the MSD product, and the filing of a Product License Application in April 1997, the immediate objective is to obtain the grant of a Product License Pending this all-important grant, it is anticipated that sales of MSD, which at present are restricted to clinicians for use on a "named-patient" basis, may continue to increase although such income is unlikely to make a material contribution to the Company's revenues.

The auto-injector syringe has been fully developed and is available for commercialization. It has been utilized for testing purposes as a delivery system for the MSD product and for Ephinephrine (for which, subject to FDA approval, it may be possible to commence effecting sales in conjunction with the syringe in the final quarter of 1997). However, production at what it is hoped will be a substantial commercial volume is dependent upon the acquisition of additional specialized plant and machinery at a cost, to be incurred over fiscal 1997, which is estimated to be in the region of $1.4 million. There can be no assurance that the Company will be able to acquire this equipment upon acceptable terms, or at all.

With regard to the development and marketing of Kinetin and its potential associated products, the acquisition of CII was designed to provide the necessary production and marketing facilities for its incorporation into cosmetic products which, it is hoped may, at a later stage make a positive contribution to the Company's revenues, although no assurance can be given as to the successful consummation of this objective.

In the case of monoclonal antibodies derived from the Company's sponsored research into Alzheimer's disease, and from other sources, sales to scientific institutions are being achieved at an encouraging volume and whilst the amounts involved are unlikely to be substantial, it is anticipated that it should be possible to achieve and maintain a flow of revenue at a reasonable level.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that revenues may be generated by the Company during fiscal 1997, possibly, through
(i) the receipt of licensing fees or contributions from intending partners relating to the MSD project, and from Ephinephrine, (ii) from the trading results, partial disposals or licensing arrangements from CII, (iii) from the sales of monoclonal antibodies, (iv) from sales or licensing of the syringe and
(v) from sales of the MSD product to clinicians on a named-patient basis. However, no assurances can be given that this course of events will transpire.

                               S I G N A T U R E S



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SENETEK PLC
                                                      (Registrant)




                                                      /S/ANTHONY J. CATALDO
                                                      Anthony J. Cataldo
                                                      Chairman & Chief
                                                       Executive Officer





                                                      /S/CLIFFORD D. BRUNE
                                                      Clifford D. Brune
                                                      Chief Financial Officer


Date:  May 13, 1997
       ------------