Form 10-Q
period 1997-06-30
SENETEK PLC /ENG/
filed 1997-12-09
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 1997


                                       or

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______




                         Commission file number 0-14691


                                   SENETEK PLC

     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        England                                       77-0039728
-----------------------------------              --------------------
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                   Identification No.)


23 Palace Street, London                              SW1E 5HW
    -----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone no. including area code 011-44-171-828-4800

                                 NOT APPLICABLE
    ------------------------------------------------------------------------
(former name,former address and former fiscal year,if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)     Yes        [X]      No   [ ]
                                 (see page 14)
                         (2)     Yes        [X]      No   [ ]

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.


                    June 30, 1997 (all one class): 46,468,460
                     ________________________________________

                          SENETEK PLC AND SUBSIDIARIES




                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997






PART I.  FINANCIAL INFORMATION                                    Page No.



         Item 1 - Financial Statements

         Unaudited Consolidated Statement of Operations
         Three Months Ended June 30, 1997 and June 30, 1996
         Six Months Ended June 30, 1997 and June 30, 1996             3



         Consolidated Balance Sheet
         June 30, 1997 (unaudited) and December 31, 1996              4


         Unaudited Consolidated Statement of Cash Flows
         Six Months Ended June 30, 1997 and June 30, 1996             5


         Notes to the Unaudited Consolidated Financial
         Statements                                                   7


         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               10



PART II.  OTHER INFORMATION


         Not applicable


SIGNATURES                                                           18

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share date)
                                   (Unaudited)


                               3 Months Ended        6 Months Ended
                                   June 30,              June 30,
                                 1997    1996         1997    1996
                                 ----    ----         ----    ----
Revenues:
   Product sales          $   1,667      1,484       3,103    3,106

   Cost of sales             (1,134)      (763)     (2,040)  (1,630)

Gross Profit                    533        721       1,063    1,476

Operating Expenses:
   Research & development    (1,139)      (578)     (2,020)    (988)
   General & administration    (911)      (662)     (1,707)  (1,208)
   Marketing & promotion       (912)      (307)     (1,510)    (619)
   Selling expenses            (192)      (279)       (423)    (489)
                                ---        ---        ---       ---

    Total Operating Expenses (3,154)    (1,826)     (5,660)  (3,304)

Loss from operations         (2,621)    (1,105)     (4,597)  (1,828)

Interest Expense                (36)         --        (58)      --
Interest income                  36          2          64       12
Other income                      5         25           1       48

                               -----       -----      -----    -----

Loss before taxation         (2,616)    (1,078)     (4,590)  (1,768)

Taxation                          --           --        --      --
                               -----      -----       -----   -----

         Net Loss $          (2,616)    (1,078)     (4,590)  (1,768)
                             =======    =======      ======  =======

     Net loss per ordinary
    share outstanding    $    (0.05)     (0.03)      (0.10)   (0.04)

     Weighted average
     Ordinary shares
     outstanding              47,984    40,650       46,792   40,628
                              ------    ------       ------   ------




See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES




                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)




                                               June 30,         December 31,
                                                 1997               1996
                                              (unaudited)        (audited)
Assets

Current Assets:
   Cash and Cash Equivalents                $       7,020    $        2,975
   Inventory                                        1,295             1,657
   Trade Receivables                                1,037               771
   Non-Trade Receivables                               44                88
   Prepaids and Deposits                              603               138
                                                   ------            ------
         Total Current Assets                       9,999             5,629

   Property and Equipment, Net                      1,546             1,182
   Goodwill and Other Intangible Assets - net       1,998             2,128
   Deferred Financial Costs                            --               902
                                                   ------            ------

         Total Assets                      $       13,543    $        9,841
                                                    ====               ===

Liabilities & Stockholders' Equity
Current Liabilities
   Bank Overdraft                                     585               230
   Accounts Payable                                  1027             1,236
   Accrued Liabilities                                364               412
   8% Convertible Debentures                          354             1,700
                                                    -----            ------
                                                    2,330             3,578
                                                      ===               ===
Stockholders' Equity:
   Ordinary shares $0.08 (5p) par value:
   Authorized shares: 58,000,000
   Issued and outstanding shares:
      June 30,  1997- 49,842,470
      December 31, 1996 - 43,899,205                4,020             3,533

Share Premium                                      45,656            36,607
Accumulated deficit                               (38,527)          (33,937)
Equity adjustment from foreign currency
 translation                                           64                60

Total Stockholders' Equity                $         11,213      $     6,263
                                                   -------           ------

Total Liabilities and Stockholders' Equity $        13,543      $     9,841
                                                      ===              ===

See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                            1997        1996
                                                          -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $     (4,590)      (1,768)
Adjustments to reconcile
   net income to net cash:
   Depreciation and amortization                             327          206
   Write-off of assets under course
     of construction                                          --           31
   Interest on Convertible Debentures
   effected by issue of shares                                45           --


Changes in assets and liabilities:

Trade receivables (increase)/
   decrease                                                 (266)         (69)
Non-trade receivables (increase)/
    decrease                                                  44           22
Inventory (increase)/decrease                                362         (565)
Prepaids and deposits
    (increase)/decrease                                     (465)          (3)
Accounts payable and accrued
     liabilities increase/(decrease)                        (156)         (55)
Other assets (increase)/decrease                                           --

                                                          --------      -------

Net cash used by operating activities            $         (4,699)      (2,201)
                                                          --------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                       (485)         (73)

                                                           --------    --------

Net cash provided (used) by investing
   activities                                     $          (485)         (73)
                                                              ====         ====

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             Six Months Ended
                                                                 June  30,
                                                             1997        1996
                                                             -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds of issuance of
     Ordinary shares from exercise of Warrants,              8,874      1,050
    Options and Convertible Debentures
   Increase in bank overdraft                                  355         --
                                                             ------     ------

Net cash provided by financing activities            $        9,229     1,050
                                                                ===       ===



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        4,045    (1,224)
Cash and cash equivalents at the beginning
  of the period                                               2,975     2,237
Effect of exchange rate changes on cash                         --         (5)
                                                             ------     ------

Cash at the end of the period                        $        7,020     1,008
                                                                ===       ===



Supplemental disclosures of cash flow information are as follows:


                                       Amounts Paid
                                       (in $ thousands)
                                       ----------------

                                       1997        1996
                                       ----

                  Interest               13           3
                  Income Taxes           --          --




See accompanying notes to consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, MEIS Corporation ("MEIS") now renamed Senetek Drug Delivery Technologies Inc. ("SDDT") and Carme International, Inc. ("CII") now renamed Carme Cosmeceutical Sciences Inc. ("CCS") (both Delaware corporations) for the six months ended June 30, 1997. CII was incorporated on June 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5. During the 6 months ended June 30, 1997, the Company issued 5,943,265 new Ordinary shares through the conversion of 8% Convertible Debentures into shares and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price of $2.13 per share.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:

Three Months - April 1, 1997 through June 30, 1997
--------------------------------------------------

                                                  Actual        Weighted Average
                                                                Equivalent
                                                  ------         ---------------

         Shares outstanding at beginning
             of the period                    46,468,460              46,468,460

         Conversion of Debentures                779,083                 282,823

         Exercise of warrants                  2,489,927               1,185,413

         Exercise of Share Options               105,000                  47,033
                                            ------------           -------------

         Shares outstanding at the end
           of the period                      49,842,470              47,983,729
                                              ----------              ----------



7. Inventory at cost comprises:
                                                 June 30,      December 31,
                                                   1997            1996
                                                        (in $ thousands)
                                               ----------      ------------


         Finished Goods                        $      406      $        879
         Raw Materials                                882               776
         Work in Progress                               7                 2
                                                 --------          --------
                                               $    1,295      $      1,657
                                                 --------          --------


8. Prepaids and deposits comprise the following:


                                                 March 31,     December 31,
                                                  1997            1996
                                                      (in $ thousands)



         Deposits                              $       74      $        67
         Prepayments                                  529               71
                                                ---------        ---------
                                               $      603      $       138
                                                ---------        ---------

9. Accounts payable and accrued liabilities comprise the following:


                                     June 30, 1997       December 31, 1996
                                              (in $ thousands)

                                   Accrued        Accounts  Accrued     Accounts
                                   Liabilities    Payable   Liabilities Payable

   Trade creditors               $     42           324    $   --         495
   Staff salaries                      50            10        60           8
   Vacation pay accrual                69            --        71          --
   Taxes and social security           10            17        --          28
   Audit, accountancy and             102            --       107          18
    taxation charges
   Direct Research costs               15            449       --         368
   Approved travel and
    accommodation expenses             --              1       --          15
   Legal and professional fees         40             46       20          52
   Consultancy fees                    15              8       15          15
   Other liabilities and accruals      21            172       39         237
   Accrued financing costs on
    issue of Convertible Debentures    --             --      100          --
                                   --------     -------- --------   ---------
                                 $    364          1,027 $    412       1,236
                                   --------     -------- --------   ---------



10.      Commitments
         -----------

         As of June 30, 1997, the company plans to provide funding for various testing and approval requirements of approximately $2,000,000. This development expenditure is scheduled to be incurred during the remaining portion of the year ending December 31, 1997. Other commitments include obligations under employment and consulting agreements and property leases.

         Additional capital expenditure of approximately $700,000 is envisaged during the remainder of 1997 representing part-payments towards the acquisition of additional plant and machinery over the next twelve months for the bulk manufacture and assembly of the Company's auto-injector syringe components. This proposed expenditure is designed to increase production capacity to commercial volume. Such expenditure is subject to the adequacy of the Company's financial resources or the availability of leasing or loan facilities.

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

                                                 Six Months Ended
                                                      June 30,
                                                 1997        1996
                                                 (in $ thousands)

Loss From Operations:

Pharmaceuticals:
   Revenues                                       485         287
                                                  ---        ----
   Gross Profit                                   285         146
   Operating Expenses                          (4,050)     (1,936)

   Loss from Operations                        (3,765)     (1,790)

Cosmetics:
   Revenues                                     2,618       2,889
                                                 -----      -----
   Gross Profit                                   777       1,330
                                                 -----      -----
   Operating Expenses                          (1,608)     (1,368)
                                                 -----      -----

   Loss from Operations                         ( 831)        (38)

Total Loss from Operations                     (4,597)     (1,828)


                                                 Six Months Ended
                                                      June 30,
                                                 1996        1995
                                                 (in $ thousands)

Overall Loss Before Taxation:
Pharmaceuticals:
   Loss from Operations                         (3,765)     2,790)
   Interest Income                                  61         12
   Interest Expense                                (48)        --
   Other Expense                                  (  4)        --
                                                  -----      ----
                                                (3,756)    (1,778)

Cosmetics:
   Loss from Operations                           (831)       (38)
   Other Income                                      5         48
   Interest Expense                                 (8)        --
                                                  (834)        10
                                                  -----        --

Total Overall Loss Before Taxation               (4,590)   (1,768)

The increase of $1,978,000 in the overall loss of the Company's pharmaceutical division during the six months ended June 30, 1997 compared with the corresponding period during 1996 is represented by an increase in gross profit of $139,000 and an increase in operating expenses of $2,114,000 as discussed in the following sub-sections.

The Cosmetics division realised a loss of $834,000 compared with a profit of $10,000 in he corresponding period of 1996 due mainly to a reduction in gross margins of $553,000 and an increase in operating expenses of $240,000 as discussed in the following sub-sections.

Revenues
--------

The Company's product sales revenues of $1,667,000 for the three months ended June 30, 1997 comprised $222,000 from the sale of its pharmaceutical products, and $1,445,000 from the sale of health and cosmetic beauty aids.
This compares with $1,484,000 for the three months ended June 30, 1996.

For the six months to June 30, 1997, sale revenues were $3,103,000 comprising $485,000 from pharmaceutical products and $2,618,000 from health and cosmetic beauty aids. During the same period of 1996 the sales were $3,106,000 comprising $287,000 for pharmaceuticals and $2,889,000 for cosmetics. The increase of $198,000 in pharmaceuticals is due to additional sales of monoclonal antibodies and Invicorp, whilst the reduction in cosmetics is due to a rationalisation of the product line.

OPERATING EXPENSES

Research and Development
------------------------

Pharmaceutical Division
-----------------------

Research and development expenses for the three months ended June 30, 1997 were $1,108,000, of which $854,000 related to direct research costs, and $254,000 was accounted for by indirect research activities consisting primarily of the allocation to this heading of travel and accommodation in connection with matters relating to research and development and the depreciation and amortization of scientific research equipment and proprietary technology. For the equivalent three month period in 1996, the costs totalled $544,000 with direct and indirect research expenses accounting for $281,000 and $263,000 respectively.

For the six months ended June 30, 1997 research and development costs were $1,941,000 of which $1,366,000 related to direct and $575,000 to indirect research costs. For the equivalent six month period in 1996, the costs totalled $912,000 with direct and indirect research costs accounting for $443,000 and $469,000 respectively.

The increase in direct research costs for the six months ended June 30, 1997 compared with 1996 is accounted for by an increase in expenditure with a wide range of medical institutions on the conduct of clinical trials in connection with the application to certain regulatory authorities of applications for the approval of the MSD compound and the auto-injector. Additional staff costs were also incurred in progressing all the documentation required for such submissions.

The increase of $106,000 in indirect research costs for six months ended June 30, 1997 compared with 1996 is due, in the main, to the cost of additional support staff, mostly temporary, in the preparation of the aforementioned submissions.

Cosmetics Division
------------------

Expenditure on research and development by CII in the three months ended June 30, 1997 totalled $31,000 compared with $34,000 for the same period in 1996.

For the six months ended June 30, 1997, these expenses totalled $79,000 compared to $76,000 in the first six months of 1996.

Marketing and Promotion
-----------------------

Pharmaceutical Division
-----------------------

Marketing and promotion expenses for the three months ended June 30, 1997 totalled $633,000 compared with $179,000 for the equivalent three month period in 1996.

These expenses for the six months ended June 30, 1997 were $943,000 and for the corresponding period in 1996, $344,000. The increase of $599,000 for 1997 compared to 1996 is mainly due to the work undertaken by the Public/Investor Relations Consultancy in giving a greater public awareness of the Company and its objectives.

Cosmetics Division
------------------

The marketing and promotional expenses incurred by CII for the three months ended June 30, 1997 totalled $279,000 and represents the cost of advertising the Company's products in magazines, trade journals and at trade shows, together with a proportion of general overheads allocated to this heading.

This compares with expenditure of $128,000 during the three months ended June 30, 1996.

For the six months ended June 30, 1997, these expenses totalled $567,000, which is a similar rate to the first three months.

1997 totalled $279,000 and represents the cost of advertising the Company's products in magazines, trade journals and at trade shows, together with a proportion of general overheads allocated to this heading.

For the six months ended June 30, 1997, these expenses totalled $567,000 representing a similar rate of expenditure to that incurred in the first three months.

General and Administration
--------------------------

Pharmaceutical Division
-----------------------

General and administration expenses for the three months ended June 30, 1997 were $609,000 and for the equivalent three month period in 1996, $404,000.

These expenses for the six months ended June 30, 1997 were $1,168,000 and for the corresponding period in 1996, $680,000. The increase of $488,000 is mainly due to the cost of the engagement of additional US personnel, including the Company's Chairman, and the implementation of the Company's public and investor relations program.

Cosmetics Division
------------------

The general and administration expenses incurred by CII for the three months ended June 30, 1997 totalled $302,000, and includes a proportion of salary costs and associated expenses, together with consultancy services, professional fees, the cost of amortization of goodwill, and the allocation of general overheads and costs to this heading.

For the six months ended June 30, 1997, these costs totalled $539,000, compared to $528,000 in the six months ended June 30, 1996.

Selling Expenses
----------------

Cosmetics Division
------------------

Selling expenses incurred by CII in the three months ended June 30, 1997 amounted to $192,000 and include selling commissions paid to brokers together with the cost of overheads allocated to this heading. This compares with $258,000 in the three months ended 30 June 1996.

For the six months ended June 30, 1997 these costs totalled $423,000, which was a reduction of $66,000 compared with the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's liquidity represented by cash and deposits at banks increased by $4,045,000 to $7,020,000. New funding amounted to $8,874,000 from the exercise of Warrants and Options and the conversion of Debentures. A further $355,000 was raised from an increase of overdraft facilities.

These amounts funded :

i)   the net loss for the 6 month period of $4,590,000
ii)  capital expenditure of $485,000

i)   an increase in receivables, prepaids and deposits of $687,000      and
ii)  a reduction of $156,000 in accounts payable.

Inventory was reduced by $362,000 and after taking into consideration depreciation, amoritzation and other non-cash items totalling $372,000, the overall effect was for an increase in cash and cash equivalents of $4,045,000 from December 31, 1996 to 30 June 1997.

The Company anticipates that expenditure could exceed income by approximately $4,200,000 through the development of its pharmaceutical products and on its administrative and marketing structure during the 6 months to December 31, 1997. In addition, it is proposed to incur further payments on capital equipment during fiscal 1997 of $700,000 and a re-organization cost related to the combination of facilities estimated at $250,000, as indicated in the "Notes to the Unaudited Consolidated Financial Statements", Item 10, above.

Although management believes that there is a possibility of initial payments from potential licensees of the MSD product, and also for the syringe, being received in 1997, and also that revenues may be realized through CII, such revenues may not be sufficient to address the Company's projected financial requirements. The Company may, therefore, continue to procure additional funds through the issuance of new equity securities.

It is management's belief that the interest expressed by a major organisation may lead to a license agreement of a substantial nature although no assurance can be given that the Company will be successful in securing such an agreement.

The objective of the investment in CII was to facilitate the development, manufacture and marketing of a cosmetic compound containing the Company's Kinetin product together with the prospect, through the installation of a new management team, of utilising the assets acquired from Carme Inc. for the purpose of making a positive contribution to the Company's consolidated results. However, in the case of the development of Kinetin as a pharmaceutical as opposed to a cosmetic product, considerable expenditure would need to be committed to this project and the speed at which this work can be undertaken will depend upon the Company's financial resources.

Upon the acquisition of the assets of Carme Inc., the Company incurred the obligation of including 3 prior years audited financial statements for that organisation when filing Form 8-K with the Securities Exchange Commission ("SEC"). Carme Inc. was the subject of a Chapter 11 bankruptcy suit and as a result of this, together with other administration problems, the parent company of Carme Inc., International Research and Development Corporation, had been unable to procure audited financial statements for the 3 years in question. Senetek has received a "no action" letter from the SEC in connection with this omission, but in the meantime believes it may have succeeded in negotiating with the immediate former auditors of Carme Inc. for the provision of audited financial statements for the period from January 1, 1995 to September 25, 1995. The effect of the non-availability of the 3 years' audited financial statements was to preclude Senetek from effecting registration statements under the Securities Act of 1933 covering a public issuance of securities until the Company has filed audited financial statements, incorporating CII, for the next 3 years. Management believes that the receipt of audited financial statements for Carme Inc. for the period from January 1, 1995 to September 25, 1995 and the change in requirements by the SEC reduces this restriction to a 2 year period.

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

FACTORS AFFECTING THE COMPANY

Need for Financing
------------------

The Company's cash requirements have been and will continue to be significant. Senetek currently has sufficient equity, cash flow or bank facilities to continue its operations beyond fiscal 1997 but, as indicated, the Company is currently endeavoring to obtain financing through the sale of equity securities in the Company. In the event that the Company is unable to receive adequate funding, or the costs of development and operations prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to the Company. If the Company's cash requirements cannot be successfully addressed there would be a material adverse effect on the Company's business, its financial condition and results of operations.

Development Stage Company; History of Losses
--------------------------------------------

The Company, despite its inception over 13 years ago in October 1983, is still developing its commercial objectives, and its business is subject to all the significant risks inherent in the establishment of a relatively new business enterprise. The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive and regulatory environment in which the Company is operating. It has only produced $12,827,000 in gross revenues and has cumulative losses of $38,463,000 (including a net loss of $4,020,000 in fiscal 1996). Because its main product is estimated to be approximately one year away from being marketed, there can be no assurance that marketing will begin when the Company contemplates, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1998.

Dependence on Key Personnel
---------------------------

The Company is dependent, in particular, upon the services of Mr. Anthony Cataldo, its Chief Executive Officer, Dr Gerlof Homan, its Chief Scientific
Advisor, Mr. Clifford Brune, its Chief Financial Officer, Mr Paul Logan, its Company Secretary and Dr Roger Oakes, President of Senetek's Pharmaceutical Division. If Mr. Cataldo, Dr Homan, Mr. Brune, Mr Logan and Dr Oakes were unable to provide their services to the Company for whatever reason, the Company's business could be adversely affected. Since these executives are involved in most aspects of the Company's business, there can be no assurance that suitable replacements could be found if they were unable to perform services for the Company. In addition, the Company's ability to market its products and fulfil its business plan will depend, in large part, upon its ability to attract and retain qualified personnel in its field. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract or retain such personnel.


FUTURE PROSPECTS

The Company proposes to expedite the development and subsequent commercialization of the MSD product either through its own resources or in co-operation with one or more partners or licensees. The Company continues to seek agreements on acceptable terms with parties who have expressed interest in acquiring rights for certain major territories and although discussions are in progress regarding worldwide licensing rights, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties concerned. However, in the event that terms cannot be negotiated on a sufficiently attractive basis, the Company may decide, financial considerations permitting, to undertake the commercial exploitation for its own account for certain territories. In this event, the pre-marketing costs for this activity are likely to be substantial.

Following the successful conclusion of the Phase III clinical trials in the UK for the MSD product, and the filing of a Product License Application in April 1997, the immediate objective is to obtain the grant of a Product License. Pending this all-important grant, it is anticipated that sales of MSD, which at present are restricted to clinicians for use on a "named-patient" basis, may continue to increase although such income is unlikely to make a material contribution to the Company's revenues.

The auto-injector syringe has been fully developed and is available for commercialization. It has been utilized for testing purposes as a delivery system for the MSD product and for Ephinephrine (for which, subject to FDA approval, it may be possible to commence effecting sales in conjunction with the syringe in the second quarter of 1998). However, production at what it is hoped will be a substantial commercial volume is dependent upon the completion and installation of additional specialized plant and machinery currently contracted for at a cost to be incurred over fiscal 1997 and 1998, which is estimated to be in the region of $1.4 million.

With regard to the development and marketing of Kinetin and its potential associated products, the Company has undertaken additional studies of its effects on anti-aging and psoriasis and is seeking agreement on acceptable terms with parties who have expressed interest in acquiring rights for various skin care related applications. CII continues to provide the necessary production and marketing facilities for the incorporation of Kinetin into cosmetic products which, it is hoped may, at a later stage make a positive contribution to the Company's revenues, although no assurance can be given as to the successful consummation of this objective.

In the case of monoclonal antibodies derived from the Company's sponsored research into Alzheimer's disease, and from other sources, increased sales to scientific institutions are being achieved at an encouraging volume and whilst the amounts involved are unlikely to be substantial, it is anticipated that it should be possible to achieve and maintain a flow of revenue at a reasonable level.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that revenues may continue to be generated by the Company during fiscal 1997, possibly, through (i) the receipt of licensing fees or contributions from intending partners relating to the MSD and Kinetin projects, and from Ephinephrine, (ii) from the trading results, partial disposals or licensing arrangements from CII, (iii) from the sales of monoclonal antibodies, (iv) from sales or licensing of the syringe and (v) from sales of the MSD product to clinicians on a named-patient basis. However, no assurances can be given that this course of events will transpire.

                               S I G N A T U R E S




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                   SENETEK PLC
                                   (Registrant)






                                   /S/ANTHONY J. CATALDO
                                   ---------------------
                                   Anthony J. Cataldo
                                   Chairman &
                                   Chief Executive Officer






                                   /S/CLIFFORD D. BRUNE
                                   --------------------
                                   Clifford D. Brune
                                   Chief Financial Officer





Date:       August 12, 1997