Form 10-K
period 1997-12-31
SENETEK PLC /ENG/
filed 1998-04-09
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For The Fiscal Year Ended December 31, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
                   TO              .


Commission File No. 0-14691
                                   SENETEK PLC
             (Exact Name of registrant as specified in its charter)

England                                                              77-0039728
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

23 Palace Street                                                       SW1E 5HW
London, United Kingdom                                               (Zip code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (011) 44-171-828-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


                           AMERICAN DEPOSITARY SHARES
                   (each American Depositary Share represents
                1 Ordinary share, pound sterling 0.05 par value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K( ).

As of February 28, 1998, the Registrant had 52,228,471 Ordinary shares outstanding, including 51,944,658 represented by American Depositary Shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1998 was $186,761,847 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers, and stockholders whose ownership exceeded 5% of the outstanding shares at February 28, 1998, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement of the Annual Meeting of Shareholders, to be held on July 31, 1998.

                                                     INDEX





                                                                            Page

                                     PART I


Item 1.  Business                                                              3

Item 2.  Properties                                                            9

Item 3.  Legal Proceedings                                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                  10


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters                                                 11

Item 6.  Selected Financial Data                                              18

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  19

Item 8.  Financial Statements and Supplementary Data                          25

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                               25


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       26

Item 11. Executive Compensation                                               26

Item 12. Security Ownership of Certain Beneficial Owners and Management       26

Item 13. Certain Relationships and Related Transactions                       26


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      27

         Signatures                                                           34

         Power of Attorney to Sign Amendments                                 35

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

The main areas in which the Company is involved are the treatment of male sexual dysfunction ("MSD"), which includes the development, manufacture and sale of a patented self-administered automatic injector syringe as a delivery system. The patented auto injector system is referred to as Reliaject(TM) and the combination therapy of vasoactive intestinal polypeptide and phentolamine mesylate for the treatment of MSD administered with Reliaject(TM) is referred to as the Invicorp(TM) product. Phase III Clinical Trials for Invicorp(TM) are now complete and product licensing applications have been filed in the United Kingdom ("UK"), Ireland, Denmark, Switzerland and New Zealand. The Company is planning to lodge a New Drug Application ("NDA") in the United States ("US") at the earliest practicable time, possibly in the second half of 1998. In December, 1993, the Company formed a wholly owned subsidiary, Senetek Drug Delivery Technologies Inc. "SDDT" (formerly named MEIS Corporation) - a Delaware Corporation formerly based in St. Louis and now based in Napa, California, for the purposes of designing, manufacturing and exploiting the syringe, initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been and are being investigated, notably in the case of Epinephrine, as an antidote against anaphylactic shock.

The Company has a corporate research laboratory in St. Louis which investigates the therapeutic viability of potential new products prior to further development and supports the analytical measurement process in Phase II and III trials, through the development of chemical assay methodology. The Company operates a development center in Kettering, UK, whose staff are involved in the monitoring of Phase III clinical trials in the UK and Europe, product licensing applications and regulatory work with the relevant medicines evaluation agencies in Europe.

In September 1995, the Company extended its interests by forming another wholly owned subsidiary, Carme Cosmeceutical Sciences Inc. ("CCSI") (formerly named Carme International Inc.) - a Delaware Corporation formerly based in Novato, California but now located at Napa, California, for the acquisition of the majority of the assets of Carme Inc., an organization based in Novato, that manufactured and distributed a wide range of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin care, with particular reference to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the patented kinetin compound (formerly referred to as Factor X or Vivakin) in cosmeceutical format. CCSI revised its supply chain strategy during 1997 with the result that total manufacturing requirements were outsourced from the fourth quarter of 1997. Additional resources have been focused on the commercialization of kinetin and the revitalization of CCSI's Mill Creek core brands. During the fourth quarter of 1997 Senetek re-located its SDDT, CCSI and US Corporate activities to a single site in Napa, California. The move was completed in January 1998 with the closure and relocation of the CCSI Novato facility, the SDDT St Louis syringe manufacturing facility and the New York Corporate office. Senetek's Scientific Research Center continues to operate out of the Tesson Grove Medical Center in St Louis.

Sales of monoclonal antibodies purchased from outside suppliers and, derived from Company sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines are effected on a continuing basis to the scientific community for research purposes.

Aspects of the business are discussed under "Product Research and Development", "Manufacturing and Marketing", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

PRODUCT RESEARCH AND DEVELOPMENT

General

A significant proportion of the Company's historic and current operating expenses have related to the discovery and development of biomedical products, for which purpose the Company has established clinical research agreements with consultants and research scientists. Under these agreements, the Company funds agreed programs of the consultants', clinicians' or research scientists' work and retains exclusive rights to manufacture and market worldwide any products arising from such research. Currently no products, except for CCSI's sales of its Mill Creek range of products incorporating the Company's kinetin compound, and the sale of monoclonal antibodies, have reached the marketing stage but if products arise from such research, certain of the researchers will become entitled to a royalty under the terms of their individual agreements.

Typically, the research agreements referred to above oblige the Company to fund research in amounts to be determined between the parties. The researchers are responsible for filing progress reports with the Company. Currently, Senetek's research and development efforts consist of the work being done under these agreements, and through liaison with the research teams involved, and with specialised consultants on matters such as formulation, stability, clinical trials and regulatory matters covering the products involved in such research.

Male Sexual Dysfunction ("MSD") Invicorp(TM)

The Company has continued to liaise with research groups in various hospitals in Denmark, and at other research centers, and with clinicians and consultants in the United Kingdom, Europe and in the US for assessment of the role of neurotransmitters in sexual response and their potential use in the treatment of sexual dysfunction. The Company proposes to expedite the development and subsequent commercialization of its Invicorp(TM) product either through its own resources or in co-operation with potential pharmaceutical partners or licensees.

Product licensing applications were filed for Invicorp(TM) in 1997 with the medicines evaluation agencies in the UK, Ireland, Denmark, Switzerland and New Zealand. The Company hopes to obtain product approvals for Denmark and Ireland during the first half of 1998. The Pan European licensing application is pending being dependant on the choice of rapporteur. In the US, Invicorp(TM) received Investigational New Drug ("IND") approval from the Food and Drug Administration ("FDA") and the Company expects to file an NDA with the FDA in the second half of 1998.

Self-Administered Auto-Injector Syringe (Reliaject(TM))

The Company's patented self-administered auto-injector syringe ("Reliaject(TM)") has now been fully developed by SDDT, and is currently being used as the delivery device for the Invicorp(TM) therapy by clinicians. The delivery of additional drugs with Reliaject(TM), apart from the Company's Invicorp(TM) preparation and Epinephrine, referred to below, is under review, and investigations into other potential applications are currently being undertaken.

Epinephrine

The Company has filed an Abbreviated New Drug Application ("ANDA") with the FDA in the US for the proposed application of Epinephrine by subcutaneous injection delivered through the Reliaject(TM) system during 1998. It also plans to file a product licensing application with the Medicines Control Agency ("MCA") in the UK during 1998. Epinephrine is designed as an antidote against anaphylactic shock, triggered by allergic reactions against food poisoning and insect stings. It is hoped that approval for marketing may be obtained during the last quarter of 1998, in which event it may be possible to commence commercial sales of one of the dose ranges during 1999. In addition, the Company plans to file at the earliest practical date an ANDA with the FDA for a paediatric application of this product.

Skin Aging

Research activity relating to the Company's anti-aging compound continues to be carried out through research groups in the US including the University of California, Irvine.

With regard to the commercial exploitation of products incorporating kinetin, the Company has, through its subsidiary CCSI, commenced the successful marketing of its Mill Creek line of products as an "Age Defiant", "over-the-counter" consumer product, and conducted a major advertising campaign in mid-1997. Evidence to date, suggests that the patented kinetin product could represent a major breakthrough in the prevention or delay of aging characteristics in human fibroblasts. Specifically, kinetin preparations have revealed in trials at the University of California the reduction of fine lines and wrinkles, mottled hyperpigmentation, telangiectasia and tactile skin roughness.

The Company also holds a patent for the use of kinetin in the treatment of psoriasis.This pharmaceutical application of kinetin would require further extensive pivotal clinical studies and toxicology testing prior to the filing of product licensing applications. This activity is not subject to the Company's presently planned activities.

Research and Development expenditure amounted to $5,026,000, $2,187,000 and $1,925,000 for fiscal 1997, 1996 and 1995 respectively. These amounts are further discussed in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.


MANUFACTURING AND MARKETING

The Company's subsidiary, SDDT, has installed plant and machinery for the manufacture and assembly of the components for Reliaject(TM) on a limited production basis and has now either purchased or entered into the necessary capital commitments to provide high volume manufacturing at the new facility at Napa, California which is planned to begin during the second half of 1998.

SDDT has responsibility for the supply chain activities of providing Reliaject(TM) components to specialized contract manufacturers who will perform the assembly of Reliaject(TM) and fill the syringe with compounds such as the Invicorp(TM) and Epinephrine formulations, perform final assembly and complete pack preparation prior to distribution. The active materials, vasoactive intestinal polypeptide and phentolamine mesylate which are formulated in the Invicorp(TM) preparation are currently available in commercial quantities from two suppliers. These suppliers have developed synthetic methods which are included in the product licensing applications. There is therefore a degree of reliance on these specialized suppliers for continued supply of materials.

In the case of CCSI, manufacture, filling and labelling of its products are now outsourced. In South Africa and the United Kingdom licenses to manufacture have been granted for the Mill Creek line of products. CCSI's products are distributed internationally, with the majority of the products being sold within the North American Free Trade Area ("NAFTA") through its marketing organization covering two main sectors, natural products, and speciality mass markets. Distribution agreements have been signed with in the US and abroad. There is no significant reliance on main or specialised suppliers, and it is not anticipated that problems will arise over the question of access to raw materials that are generally available and that will be required for CCSI's contract manufacturing processes.

In accordance with an agreement entered into with the Research Foundation for Mental Hygiene Inc. ("the Foundation"), the Company, which has been granted the exclusive right to certain of the Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to Alzheimer's disease, and continues to effect sales of such antibodies, which are sourced from outside suppliers to the scientific community for research purposes in consideration for a royalty entitlement in favor of the Foundation. The Company is reliant on the sourcing of the monoclonal antibodies from a specific biotech organization at the present time.

In the case of any emerging products, the Company anticipates that any manufacturing and marketing activities may be arranged through co-development and marketing agreements with companies which have already established a majority presence in specialised fields. In this event, any revenues to be generated will arise primarily through third party distribution or licensing arrangements or co-ventures whereby the Company will seek to receive a percentage of sales, licence fees and/or milestone payments in consideration for its grant of specified marketing rights to its products, or by profit participation through a third party equity investment or joint venture.


COMPETITION

The biomedical industry is highly competitive and the Company's business and research efforts compete with drug discovery programs at biotechnology companies as well as with internal drug discovery efforts of pharmaceutical companies, acting independently or in collaboration with other pharmaceutical or biotechnology companies. Furthermore, academic institutions, government agencies, and their public and private organizations conducting research may seek patent protection, discover competing products, or establish collaborative arrangements in the Company's area of research. The vast majority of the Company's existing or potential competitors have substantially greater financial, technical and human resources and name recognition than the Company and are better equipped to develop, manufacture, and market products. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials. These companies may develop and introduce products competitive with or superior to those of the Company. The timing of the market introduction of competitors' products will be important competitive factors. Accordingly, the relative speed with which the Company can develop products, complete pre-clinical testing, clinical trials and the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to the Company's success. Once products have been approved for sale, the Company believes that competition will be based, among other things, on product efficacy, safety, reliability, price and patent position. The Company's competitive position also depends upon its ability to attract and retain qualified personnel to develop proprietary products or processes and the degree of patent protection obtainable. The Company expects competition to intensify in all fields in which it is involved as new products in these areas are developed and become more widely known. Moreover, the patent situation in this field is complex, and the protection afforded by patents in any particular jurisdiction can be limited.

The Company cannot predict the extent to which any of the products in the course of development may become commercially viable. Assuming that Product License Approval is granted for the Invicorp(TM) product within a reasonable time, it is hoped that subsequently this product may be available for marketing in the UK in the third quarter of 1998. In the case of MSD, certain competing products have been or are being developed for the particular application being undertaken by the Company, and in particular, three other US companies - Pharmacia Upjohn, Pfizer and Vivus Inc. - have developed, and are marketing internationally, products that compete directly with Invicorp(TM). There are indications that there should be a substantial potential demand for a product in this field but there can be no assurance that the Company will be successful in penetrating this potential market. With regard to Reliaject(TM), there are already a number of syringes on the market and there are two direct competitors whose products are being used extensively, mainly in the US, but also in other areas. For regulatory approval purposes, syringes have to be identified with the medical compound which they are designed to deliver. In the opinion of the Company, based upon extensive UK clinical trials for Invicorp(TM), Reliaject(TM) (which utilizes a dental cartridge and a 29 gauge needle) is of an extremely high standard and capable of competing successfully with products currently on the market and is one which can, after instruction, be utilized by the patient without medical supervision and is moreover relatively painless.

In the case of CCSI, bearing in mind the vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than the Company and CCSI, CCSI's products are designed to meet specific niche segments of the market. CCSI's products include the Mill Creek line, which features the kinetin compound, Sleepy Hollow Botanticals and Biotene H-24. The speciality mass market lines are Silver Fox - a product for gray hair, and the Allercreme, hypoallergenic range for sensitive skins, that was developed in conjunction with dermatologists. The DuBarry range, a long established cosmetic line was sold during 1997. The Mill Creek range, including kinetin, has been launched as a next generation of skin care products, and is designed to replace alpha hydroxy acid lines, marketed by other organizations, as a product of choice. However, major companies may introduce competitive lines of similar or superior quality and may be able to effect a greater marketing impact than the Company can achieve.


GOVERNMENT REGULATION

The Company's research and development activities and future product manufacturing and marketing activities are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and Europe. In the US, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act governs the testing, manufacture, safety, efficacy, labelling, storage, record keeping, approval, advertising, and promotion of the Company's products in the US. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage of the Company's product development that may affect approval, delay an application, or require additional expenditures by the Company. After approval is obtained, failure to comply with present or future regulatory requirements, or new information regarding the safety or effectiveness of an approved drug, can lead to FDA withdrawal of approval to market the product.

The steps required before a pharmaceutical product may be marketed in the United States include (i) preclinical laboratory testing, (ii) submission to the FDA of an IND application which must become effective before human clinical trials may be commenced, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) submission of an NDA to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. To date, the Company has submitted and received IND status for its Invicorp(TM) product.

Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers are given the new compound in order to identify toxicities and characterize the compound's behaviour in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish effective dose levels. Phase III studies, which have been concluded by the Company for Invicorp(TM), are large-scale studies designed to confirm a compound's efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data has been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data will need to be submitted to the FDA as part of the NDA. Review of this application by the FDA can cover an extended period.

Marketing of products requires regulatory approval from the relevant medicines evaluation agency in a particular country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The review of clinical studies by regulatory agencies in other jurisdictions follows a similar a process to that in the US and the Company anticipates a number of approvals in Europe during 1998. Following on from these approvals will be the choice of a rapporteur country for Pan European licensing approval.

In certain European countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be a approved for such product.

Under current regulations, the market introduction of the majority of non-medicated cosmetics and skin care products do not require prior formal registration or approval by the FDA, although this could change in the future. The Cosmetics Division of the FDA monitors matters of safety and adulteration. The situation for non-medicated cosmetic and skin care products is the same for Europe.

Import Restrictions and Duties

Because the Company may be importing certain of its products or product ingredients into the United States, the Company could be subject to quantity limitations, duties and tariffs imposed by a country within which the products are to be sold. The United States does not have quantity restrictions for goods such as the Company's proposed products but does impose tariffs based on the value of the products imported. Other countries may have different restrictions and duties.


PATENTS

The Company believes that patents and other proprietary rights are an essential element of its business and as part of its grant agreements with various researchers, has received exclusive license rights to any commercially valuable products developed by the contracted researchers within the scope of the respective agreements in exchange for royalty entitlements. The Company's policy is to file patent applications to protect inventions and improvements that are considered important to the development of its business. Typically, patents expire 19 years after the grant date. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has filed patent applications for its products in most major countries including those that are signatories to the Patent Conference Treaty ("PCT"). Thus far, Reliaject(TM) is patented in most PCT countries and in major areas in Asia and South America, and additionally the Company has received patent approvals covering its technology for the treatment of the effects of aging on skin in the US, and for the treatment of psoriasis and other hyper-proliferative skin diseases in the US, Canada and Australia and male sexual dysfunction in the US, Australia, Czech Republic, Hungary, Israel, Latvia, Lithuania, Mexico and Taiwan.

Patent positions generally, including those for pharmaceutical and health service organizations such as the Company, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company cannot be sure that any patents that are or may be issued to it will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issued, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator or that it or such licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the US Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to the Company, whether or not the eventual outcome were favorable to the Company. There can be no assurance that the Company's patents, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical and health services companies and research and academic institutions have developed technologies, filed patent applications, or received patents in areas that may be related to the Company's business. Some of these technologies applications, or patents may conflict with the Company's development efforts or patent applications.

CCSI has acquired the numerous trademarks formerly owned by Carme Inc. To the best of CCSI's knowledge, there has been no indication to date that such trademarks are invalid or are subject to challenge.

Typically, the Company requires its employees, consultants and sponsored researchers to execute confidentiality agreements as part of their employment, consulting or research arrangements with the Company. There can be no assurances however, that these agreements will produce meaningful or adequate protection for the Company's trade secrets.


EMPLOYEES

As of December 31, 1997 Senetek, together with its two subsidiaries SDDT and CCSI, employed 44 full-time employees. Corporate employees comprise 6 persons in the United Kingdom of whom 4 are employed at the Company's drug development center at Kettering, and 5 in the US, of whom 3 are employed in the Research center in St Louis and 2 in the executive offices in Napa. SDDT Corporation employed 7 persons in the US, who concentrate on the scientific, engineering and production aspects of Reliaject(TM). CCSI has 26 employees covering the production, marketing, advertising and distribution of CCSI's products, including a team covering the management and financial aspects of CCSI's business.


ITEM 2 - PROPERTIES

The Company occupies office space at its registered office in London for the Finance Director/Corporate Secretary and his financial and administrative staff. These premises are held under a 3 year lease terminating in March, 1999.

In April 1997 the Company surrendered its lease for the ground floor of Unit 1400 Montague Court, Kettering, UK and entered into a new agreement for the complete Unit 1400. The term of the lease is 15 years with a break option after 5 years. At the present time part of the first floor is sub-let to a company which is not affiliated with Senetek, for a term of 3 years. The Kettering office accommodates Invicorp(TM) development, clinical monitoring and regulatory staff and maintains inventories of Invicorp(TM) prior to delivery to clinical trials or named-patient sales.

Through its subsidiary SDDT, the Company occupied manufacturing, warehousing, design and office space in Maryland Heights, Missouri, for use by SDDT for the development and production of the Company's syringe during 1997, under the terms of a lease terminating on May 31, 2000.

Through its subsidiary CCSI, the Company occupied office space, production space and warehouse space in Novato, California, for the manufacture and marketing of CCSI's cosmetic products, under the terms of two three-year leases terminating in October and November 1998.

The above mentioned leases for the SDDT and CCSI companies in St. Louis and Novato have now been surrendered. These business entities have been combined into a new 40,000 square foot facility in Napa, California with effect from the beginning of 1998. The Napa lease is for a 10 year term, expiring on December 1, 2007.

The Company has entered into a lease for a small laboratory facility in a Medical Center in St Louis for its Scientific Research staff, concentrating mainly on the identification and potential development of new product lines.


ITEM 3 - LEGAL PROCEEDINGS

A former employee, Dr Nicholas Coppard, filed suit for summary judgement in the UK High Court alleging wrongful dismissal and a claim for royalty entitlements relating to the Company's MSD product and the retention of his former option entitlement. Judgement in favour of the Plaintiff was given in January 1997 on the wrongful dismissal claim, but no figure representing alleged damages has yet been agreed. The judgement is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity. The royalty and options element of the claim, being the most substantial, were deferred for a full High Court hearing which is likely to take place during 1998. The Company strongly contests these claims and has prepared a vigorous defence in the event that matters come to trial.

An unsupported claim arising from the termination of an agreement covering the distribution of the kinetin product in certain countries in the Far East has been made by the proposed distributor. The Company maintains that the terms of the agreement have not been complied with, and whilst the proposed distributor has contested the termination, no formal action has been taken such as a request for mediation with the American Arbitration Association.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

a)       GENERAL DISCUSSION

           Since November 1983, shares of the Company had been traded on the over-the-counter market in the United Kingdom at an extremely restricted level of activity. The Company was subsequently unable to retain the services of a substantial market maker and currently there is no established public trading market for the Company's shares in the United Kingdom. American Depositary Shares of the Company (each representing one Ordinary Share and evidenced by one American Depositary Receipt) were traded on the over-the-counter market in the United States from November 1984 and have been traded through the National Association of Securities Dealers Automated Quotations ("Nasdaq") Stock Market system since the Company's public offering in the US in May 1986.

           The following table sets out the range of high and low closing bid prices for the Company's American Depositary Shares during each quarter of the Company's two most recent fiscal years based upon the reports of the Nasdaq Smallcap Stock Market.

         FISCAL YEAR ENDED DECEMBER 31, 1997

         QUARTER ENDED:                                       HIGH                      LOW

         March 31                                         $   3.66                  $   3.13
         June 30                                              4.53                      4.25
         September 30                                         4.78                      4.50
         December 31                                          4.91                      4.63


         FISCAL YEAR ENDED DECEMBER 31, 1996

         QUARTER ENDED:                                       HIGH                      LOW

         March 31                                         $   2.41                  $   1.72
         June 30                                              2.16                      1.56
         September 30                                         1.81                      1.19
         December 31                                          1.91                      1.19

As of February 28, 1998 there were approximately 1,422 holders of record of the Company's Shares, including approximately 1,209 holders of record of American Depositary Shares. The share price at February 28, 1998 was a high of $3.875 and a low of $3.75.

The Company has not paid, nor does it presently contemplate the payment of, any cash dividends on its Ordinary shares. The decision whether to pay, and the amount of such dividends, will be based upon, among other things, the earnings, capital requirements and financial conditions of the Company. Any dividend by the Company, either cash or stock, must be recommended by the Board of Directors and approved by the Company's shareholders. The Board of Directors is, however, empowered to declare interim dividends. Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. The Company had an accumulated deficit of $49,476,000 at December 31, 1997. Accordingly, the Company will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of stockholders and the UK Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the Share premium on the Company's Balance Sheet.

         In 1986 the Company made a public issuance in the US of 1,322,500 Units, each consisting of one Ordinary share, one "A" and one "B" warrant for the purchase of Ordinary shares. The Ordinary shares were issued as American Depositary Shares evidenced as American Depositary Receipts and together with "A" and "B" warrants, were traded under the Nasdaq system. Warrants amounting to 143,018 "A" warrants and 1,285,400 "B" warrants ceased trading upon the lapse of their respective exercise dates in May 1997.


b)       SALES OF UNREGISTERED SECURITIES

         FISCAL 1995

         No securities were sold under the terms and conditions of Regulation S of the Securities Act of 1933.

         FISCAL 1996

         During the fourth quarter of 1996, the Company raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933.


         1.       DATE OF TRANSACTION

                      October 11, 1996

                  SECURITIES SOLD

                           $2,500,000 3 Year Unsecured Debentures, convertible into shares at the lower of (a) the average closing bid price of the Company's ADRs for 5 days preceding the closing date or (b) 70% of the average closing bid price for the 5 days prior to conversion.

                  CONSIDERATION RECEIVED

                           $2,500,000 ( a further $2,500,000 was received in 1997 and applied against the exercise of 2 year Warrants and the issue of an equivalent number of Ordinary shares at a price of $1.70 per share referred to below).

                  NAMES OF SUBSCRIBERS

                           Lionhart Global Appreciation Fund
                           Nelson Fernandes
                           Rajan Bhasin

                  NAMES OF WARRANT HOLDERS

                           Global Emerging Markets
                           Investment Perspectives (Tradewinds) Limited
                           Cavendish Limited
                           Settondown Capital Investments Limited

                           2 Year Warrants to the total value of $2,700,000 entitling the holder to convert into shares of the Company at a price of $1.70 per share.

         2.       DATE OF TRANSACTION

                     December 5, 1996

                  SECURITIES SOLD

                     1,185,185 5p Ordinary shares.

                  CONSIDERATION RECEIVED

                     $1,000,000

                  NAME OF SUBSCRIBER AND WARRANT HOLDER

                     Brentwood Financial Limited

                     $1,000,000 2 Year Unsecured Debentures convertible into Ordinary shares at $0.84375 per Ordinary share.

                     2 Year Warrants to the value of $1,733,333 entitling the warrantholder to convert into Ordinary shares of the Company at a price of $1.4625 per share.

                  NAME OF WARRANT HOLDER

                     HIG Securities Investments Limited

                     2 Year Warrants to the value of $100,000 entitling the warrantholder to convert into shares of the Company at a price of $1.125 per share.

                  FISCAL 1997

                     During the second and fourth quarters of 1997, the Company raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933:-

         1.       DATE OF TRANSACTION

                     April 4, 1997

                  SECURITIES SOLD

                     $1,500,000 3 Year Unsecured Debentures, convertible into shares at the lower of (a) the average closing bid price of the Company's ADRs for 5 days preceding the closing date or
                     (b) 74% and 80% of the average closing bid price for the 5 days prior to conversion.

                  CONSIDERATION RECEIVED

                     $1,500,000

                  NAMES OF SUBSCRIBERS

                     Raphael Enterprises Ltd (74%) Onn Sithawalla (80%)

                  NAMES OF WARRANT HOLDERS

                     Raphael Enterprises Ltd
                     Onn Sithawalla
                     R. Nangalia

                     2 Year Warrants to the total value of $1,575,000 entitling the holder to convert into shares of the Company at a price of $4.4375.

         2.       DATE OF TRANSACTION

                      December 8, 1997

                  CONSIDERATION RECEIVED

                  $1,170,000 ($585,000 was received and applied against the exercise of 400,000 warrants into the issue of an equivalent number of Ordinary shares in 1997. The second transaction on a similar basis for $585,000 occurred in the first quarter of
                  1998).

                  NAME OF SUBSCRIBER AND WARRANT HOLDER

                  Brentwood Financial Limited

                  2 Year Warrants entitling the warrant holder to convert into Ordinary shares of the Company at a price of $1.4625 per share.

c)       TAXATION

         General

         The following is a summary of the principal US federal and UK tax consequences applicable to the ownership of Ordinary shares and American Depositary Shares, by a beneficial holder that is a citizen or resident of the United States, a corporation or partnership created or organized under the laws of the United States or any state thereof or that otherwise is subject to US Federal income tax on a net income basis in respect of the Ordinary shares or American Depositary Shares (a "US Holder"). This summary is not exhaustive of all possible tax considerations, and US Holders are advised to consult their own tax advisers as to the overall tax consequences, including specifically the consequences under state and local laws, of the purchase, ownership and disposition of Ordinary shares or American Depositary shares.

         This summary does not address the UK tax consequences to a US Holder who is resident or (in the case of an individual) ordinarily resident in the United Kingdom or who carries on business there through a branch or agency. A disposition of Ordinary shares or American Depositary shares, by such a person may be subject to UK tax.

         This summary also does not address the US tax consequences to a US Holder (i) controlling, directly or indirectly, together with associates, 10% or more of the voting shares of the Company, (ii) who does not hold the Ordinary shares or American Depositary Shares as capital assets, (iii) who does not use the US dollar as the US Holder's functional currency or (iv) who holds the Ordinary shares or American Depositary Shares as part of a larger integrated financial transaction or straddle.

         The statements regarding US federal and UK tax laws set out below are based on those laws as in force on the date of this Form 10-K.

         For the purposes of the current US/UK double taxation conventions (the "Income Tax Convention") and for the purposes of the US Internal Revenue Code of 1986, as amended (the "Code"), US Holders of American Depositary Shares will be treated as owners of the underlying Ordinary shares.

         Taxation of Dividends

         No tax will be withheld from dividend payments by the Company, but the Company is generally required, when paying a dividend in respect of its Ordinary shares or American Depositary Shares, to account to the UK Inland Revenue for advance corporation tax ("ACT") at the rate of one quarter of the dividend (which is equivalent to 20% of the sum of the cash dividend and the ACT). This rate is subject to change. An individual shareholder resident in the United Kingdom is treated for UK tax purposes as having taxable income equal to the sum of the dividend plus a tax credit equal to 20% of the sum of the dividend plus the tax credit (such aggregate sum being hereinafter referred to as the "Gross Dividend"). The tax credit is available as a tax credit against the individual's tax liability on the relevant dividend and may, in appropriate cases, be refunded to such individual.

         The Income Tax Convention provides that, in general, a US resident shareholder will normally be entitled to a repayment (the "ACT Repayment") by the UK Inland Revenue of an amount equal to the tax credit to which an individual UK resident shareholder is entitled, subject to the deduction of an amount equal to 15% of the Gross Dividend. Thus, a payment of a dividend of pound sterling 8.00 to a US resident shareholder would result in the shareholder becoming entitled to a net repayment of 50 pence, i.e. pound sterling 2.00 (25% of pound sterling 8.00) less a deduction of pound sterling 1.50 (15% of pound sterling 10, being the sum of pound sterling 8.00 and pound sterling 2.00).

         A corporate US Holder (which is not also a resident of the UK for the purposes of the Income Tax convention) is generally treated in the same way as an individual US Holder unless the corporation controls, directly or indirectly (either alone or with one or more associated corporations) 10% or more of the voting power of the Company, in which case different provisions will apply.

         If the US Holder is a US partnership, trust or estate, the ACT Repayment will be available only to the extent that the income derived by such partnership, trust or estate is subject to US tax as the income of a US resident either in its hands or in the hands of its partners or beneficiaries, as the case may be. However, if a US trust or estate is also a resident of the UK for the purposes of the Income Tax Convention the ACT Repayment may not be available.

         From April 6 1999, the above regime will change for US shareholders who are entitled to the ACT Repayment in respect of dividends received from the Company. The ACT Repayment will be reduced to an amount equal to one-ninth of the dividend. While these changes do not take away a US Holder's right to claim an ACT Repayment in respect of dividends received from the Company, the combined effect of UK withholding tax at the applicable rate and the decrease in the value of the ACT Repayment will generally reduce or eliminate the refund to which a US Holder is entitled in respect of dividends received on or after 6 April 1999.

         In the event that the Company want to make a dividend payment, it intends to enter into arrangements with the UK Inland Revenue so that, subject to certain exceptions, any ACT Repayment due in respect of Shares in American Depositary Share form may be paid to a US resident holder of an American Depositary Share provided that the holder completes the declaration of US residency on the reverse of the dividend check and presents the check for payment within three months from the date of issue of the check. These arrangements are not available, among other cases, where the beneficial owners of American Depositary Shares are certain Investment or Holding companies or where the American Depositary Shares comprise property subject to certain estates or trusts. These arrangements can be terminated without notice by the UK Inland Revenue.

         Shareholders not holding American Depositary Shares or not eligible for the special arrangements described in the preceding paragraph wishing to make a claim for ACT Repayment should obtain claim forms from the Internal Revenue Service, Assistant Commissioner (International), 950 L'Enfant Plaza South, S.W. Washington, D.C. 29924, Attention :
         Taxpayers' Services. The first claim by a shareholder should be sent with the dividend counterfoils to the Director of the Internal Revenue Service Center to which the shareholder's last US Federal Income Tax return was filed. The Service Center will then transmit the claim directly to the UK Inland Revenue Financial Intermediaries and Claims Office. Subsequent claims by the same shareholder should be filed directly with the UK

         Inland Revenue Financial Intermediaries and Claims Office, Fitzroy House, PO BOX 46, Nottingham NG2 1BD, England. Claim for an ACT Repayment must be made within six years of the UK year of assessment (12 months ending on April 5 in each year) in which the dividend is paid. Because a claim is not considered made until the UK tax authorities receive the appropriate form from the Internal Revenue Service, the claim forms should be sent to the Internal Revenue Service well before the end of the applicable limitations period.

         The amount of any gross Dividend paid to a holder who is a US Holder (i.e. pound sterling 10 in the above example) will be treated as dividend income to such US Holder for US Federal income tax purposes to the extent paid out of current or accumulated earnings and profits of the Company, as determined under US Federal income tax principles. Such amount will not be eligible for the dividends received deduction otherwise allowed to US corporations. The amount included in income with respect to a dividend on an Ordinary share or American Depositary Shares will be the US dollar value of the payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted into US dollars. Generally any gain or loss resulting from currency exchange fluctuation between the date of a dividend payment and the date such payment is converted into US dollars will be US source ordinary income or loss. Subject to certain limitations, the 15% UK deduction from the Gross dividend as described above will be treated, for US Federal income tax purpose, as a foreign income tax eligible for credit against such holder's US Federal income tax.

         The UK Treasury has power to deny the payment of ACT Repayments to certain corporations if they or an associated company have a qualifying presence in a state which operates a unitary system of corporate taxation. Such provisions will only come into force if appropriate UK statutory instruments are introduced. None have so far been introduced. However, it has been indicated that such provisions could be introduced retrospectively, thus applying to dividends paid on or before the date of implementation.

         UK registration provides that when paying a dividend a Company may elect for it to be classified as a foreign income dividend ("FID") and in such a case may obtain a repayment of ACT to the extent that the dividend can be shown to have been paid out of foreign source profits. It should be noted that the tax consequences of the payment of a FID are different to those set out in this section, in particular that the recipients of a FID are unable to claim a tax credit.

         Taxation of Capital Gains

         In general, holders of Ordinary shares or American Depositary Shares who are US Holders and who are not residents or ordinarily residents in the United Kingdom will not normally be liable for UK taxation of capital gains realized or accrued on the disposal of their Ordinary shares or American Depositary Shares. However, for US Federal income tax purposes, gain or loss, if any, on the sale or other disposition of Ordinary shares or American Depositary Shares by a US Holder will generally result in capital gain or loss to such US Holder. Generally, a US Holder's capital gain or loss will be a long term capital gain or loss if the Ordinary shares or American Depositary Shares have been held for more than one year. Capital gains realized or accrued on the disposition of shares will be US source gains for purposes of the US foreign tax credit limitation, while there is a substantial risk that capital losses will be foreign source by reference to the dividends received in respect of the Ordinary shares and American Depositary Shares.

         Estate and Gift Taxation

         The current Estate and Gift Tax Convention between the United States and the United Kingdom generally relieves from UK inheritance tax (generally the equivalent of US Federal estate and gift tax) the transfer of Ordinary shares or ADRs provided the shareholder making the transfer is, for the purposes of the convention, domiciled in the United States and is not a national of the United Kingdom, and the applicable US tax is paid. A holder who is a US citizen or is domiciled in the United States will be subject to US Federal estate and gift tax on such a transfer.

         Inheritance Tax

         An ADR held by an individual US Holder who is domiciled in the United States for the purposes of the Convention relating to estate and gift taxes ('the Estate and Gift Tax Convention') and is not a national of the United Kingdom for such purposes is not subject to UK Inheritance Tax on the individual's death or on a gift made by the individual during his lifetime except where the ADR is part of the business property of a UK "permanent establishment" of the individual or pertains to a UK "fixed base" of an individual used for the performance of independent personal services . The Estate and Gift Tax Convention generally provides for tax paid in the United Kingdom to be credited against tax payable in the United States and for tax paid in the United States to be credited against any tax payable in the United Kingdom, based on priority rules set forth in that Convention in cases where an ADR is subject both to UK Inheritance Tax and to US Federal gift or estate tax. There are special individual rules applying to trusts. ADRs held in trust created by a US holder will normally fall outside the scope of UK Inheritance Tax.

         UK Stamp Duty and Stamp Duty Reserve Tax

         The statements below relate to what is understood to be the current practice of the UK Inland Revenue under existing law.

         Provided that the instrument of transfer of American Depositary Shares is not executed in the United Kingdom and remains at all times outside of the United Kingdom, no UK stamp duty is payable on the acquisition or transfer of ADRs. Neither will an arrangement to transfer American Depositary Shares in the form of ADRs give rise to a liability for stamp duty reserve tax.

         Purchase of Ordinary shares, as opposed to American Depositary Shares, will normally give rise to a charge to UK stamp duty at the rate of 50 pence per pound sterling 100 (or part) of the price. An agreement to transfer Ordinary shares gives rise to a charge to UK stamp duty reserve tax at the rate of 0.5% of the price unless an instrument of transfer is duly stamped under the stamp duty legislation. Stamp duty reserve tax is generally the liability of the purchaser and stamp duty is also usually paid by the purchaser. Where such Ordinary shares are later transferred to the Depositary's nominee, further stamp duty will normally be payable at the rate of pound sterling 1.50 per pound sterling 100 (or part) of the price paid for or the value of the Ordinary shares at the time of the transfer in accordance with the terms of the Deposit Agreement, or stamp duty reserve tax at the rate of 1-5%, any tax or duty payable by the Depositary or the Custodian on deposits of Ordinary shares will be charged by the Depositary to the party to whom American Depositary Shares are delivered against such deposits. A transfer of the underlying Ordinary shares to an American Depositary Share holder upon cancellation of the American Depositary Shares without transfer of beneficial ownership will give rise to UK stamp duty at the rate of 50 pence per transfer.

ITEM 6 - SELECTED FINANCIAL DATA

         The selected consolidated statement of operations data presented below for each of the years in the 3 year period ended December 31, 1997 and the selected consolidated balance sheet data as of December 31, 1996 and 1997, has been derived from and should be read in conjunction with the financial statements of the Company included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1992 and 1993 and the selected consolidated balance sheet data as of December 31, 1992, 1993 and 1994 has been derived from the audited financial statements contained in the respective Company's annual reports to shareholders.

                                                  YEARS ENDED DECEMBER 31

                                     1997            1996          1995          1994          1993

                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Revenues                        $   5,722           6,486         1,931           212           508

Loss from Operations             <15,626>         <4,066>       <3,904>       <3,476>       <2,584>

Net Loss                        $<15,539>         <4,020>       <3,721>       <2,982>       <2,338>
                                =========         =======       =======       =======       =======

Net Loss per Ordinary
 share outstanding                $<0.32>          <0.10>        <0.09>        <0.08>        <0.07>


                                                         YEARS ENDED DECEMBER 31

                                           1997          1996        1995        1994        1993
                                                             ($ IN THOUSANDS)

CONSOLIDATED BALANCE
SHEET DATA:
Assets:
   Cash and cash equivalents            $ 6,216         2,975       2,237       5,088       6,313
   Government Bonds at Fair Value          --            --          --         3,128       4,220
   Inventory at Cost                        890         1,657       1,231          42        --
   Trade Receivables and Other
     Current Assets                       2,486           997         959         401         157
                                        -------       -------     -------     -------     -------
   Total Current Assets                   9,592         5,629       4,427       8,659      10,690
   Property & Equipment net               1,909         1,182       1,087         749         393
   Deferred Financing costs                --             902        --          --          --
   Goodwill and Other Intangible
     Assets net                           1,900         2,128       2,391         349         476
   Other Assets                            --            --          --             4           4
                                        -------       -------     -------     -------     -------

   TOTAL ASSETS                          13,401         9,841       7,905       9,761      11,563
                                        -------       -------     -------     -------     -------

Long Term Liabilities:

   8% Convertible Debentures               --           1,700        --          --          --

Accumulated Deficit                     <49,476>      <33,937>    <29,917>    <26,196>    <23,214>
Stockholders' Equity                    $ 5,506         6,263       6,745       9,203      10,991
                                        =======       =======     =======     =======     =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company received its initial funding from a public issuance of Ordinary shares in the United Kingdom in November 1983. In May 1986, a public financing was completed in the United States resulting in the issuance of 1,322,500 Units, each consisting of one Ordinary share, one "A" and one "B" warrant for the purchase of an equivalent number of Ordinary shares. The Ordinary shares were issued as American Depositary Shares, evidenced by American Depositary Receipts, and together, with the "A" and "B" warrants, were traded under the Nasdaq Automated Quotations System. 143,018 unexercised "A" and 1,285,400 unexercised "B" warrants ceased trading upon the lapsing of their respective extended exercise dates in May 1997. Since May 1986, the Company has relied on private placements of Ordinary shares, convertible debentures, and warrants to add to its capital base.

The accounts of the Company set forth in Part IV of this Report have been prepared in accordance with United States generally accepted accounting principles (US GAAP). The Company's financial information included in this Form 10-K is presented in US dollars.


MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 1997, the Company's liquid position, represented by cash and deposits at banks and liquid investments, increased by $2,975,000 to $6,216,000. This increase is attributable to the excess of the net proceeds of private placements including the issue of convertible debentures and warrants amounting to $14,037,000 as discussed in "Liquidity and Capital Resources" below, over the cost of the Company's operational losses and the net movements in working capital.


RESULTS OF OPERATIONS

The Company's operations are carried out through research and development in the life science and biotechnology fields ("pharmaceuticals") and, through its wholly-owned subsidiary CCSI, the supply of health and beauty aids ("cosmetics").


                                          1997        1996          1995
                                        --------      -----       --------
                                             (IN THOUSANDS OF DOLLARS)
Loss from Operations:
Pharmaceuticals:
    Revenues                               1,167         499            160
                                        --------       -----       --------
    Gross Profit                             692         317             35
    Operating Expenses                  <13,368>       <4,427>      <3,931>

    Loss from Operations                <12,676>       <4,110>      <3,896>

Cosmetics:
    Revenues                               4,555       5,987          1,771
                                        --------       -----       --------
    Gross Profit                           1,042       2,530            704
    Operating Expenses                   <3,992>       <2,486>        <712>

    <Loss>/Profit from Operations        <2,950>          44            <8>

Total Loss from Operations              <15,626>       <4,066>      <3,904>

                                           1997           1996          1995
                                         --------       --------      --------
                                               (IN THOUSANDS OF DOLLARS)
Overall Loss Before Taxation:

Pharmaceuticals:
    Loss from Operations                 <12,676>        <4,110>       <3,896>
    Interest Income                           279           --             419
    Interest <Expense>                       <50>           <21>          --
    Loss on Sale of Investments              --             --           <273>
    Other <Expense>/Income                   --              <4>            25
                                         --------        -------       -------
    <Loss>/Profit before Tax             <12,447>        <4,135>       <3,725>
                                         --------        -------       -------

Cosmetics:
    <Loss>/Profit from Operations         <2,950>             44           <8>
    Other Income/<Expense>                   <92>             74            12
    Interest Expense                         <50>            <3>          --
                                         --------        -------       -------
    <Loss>/Profit before Tax              <3,092>            115             4
                                         --------        -------       -------
Total Overall Loss Before Taxation       <15,539>        <4,020>       <3,721>
                                         ========        =======       =======

Under US GAAP, the Company applies Accounting Principle Board Opinion No. 25, " Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. $3,048,000 of expense has been recognized for stock based employee compensation in accordance with APB 25.

Also, during 1997, the Company recognized $840,000 of expense relating to all stock options awarded to non-employees and consultants.


REVENUES

The Company's product sales revenues of $5,722,000 for the year to December 31, 1997 comprised $276,000 from the sale of its pharmaceutical products, $891,000 representing the sale of its monoclonal antibodies, and $4,555,000 from the sale of health and cosmetic beauty aids by CCSI.

The Company's product sales revenues of $6,486,000 to December 31, 1996 comprised $84,000 from the sale of its pharmaceutical products, $415,000 representing the sale of monoclonal antibodies, and $5,987,000 from the sale of health and beauty aids by CCSI.

The increase in sales of pharmaceutical products of 229% is represented by a 237% increase in volume and an 8% decrease in prices.

The increase in sales of monoclonal antibodies of 115% is represented entirely by an increase in sales volume.

The decrease in sales of health and cosmetic beauty aids of 24% is represented entirely by a decrease in volume due to the rationalization of the CCSI product portfolio. At the time of the acquisition of CCSI in September 1995 the acquired business had around 1,000 stock keeping units ("SKU's"). At the end of 1997 this has been reduced to approximately 250 SKU's.

The Company's sales revenues of $1,931,000 for 1995 comprised $160,000 from the sale of its pharmaceutical products and $1,771,000 from the sale of health and cosmetic beauty aids limited to the three month period from September 25, 1995 to December 31, 1995 following the Company's acquisition of CCSI.

RESEARCH AND DEVELOPMENT

Pharmaceutical Division

Research and development expenses in the year ended December 31, 1997 were $4,913,000 compared with $2,040,000, and $1,900,000 in 1996 and 1995 respectively. The increase of $2,873,000 in 1997, compared with 1996 was primarily due to (i) increases due to pharmacology studies, toxicology studies, Phase III Clinical Trials, regulatory consultancy costs and the lodging of product licensing applications with a number of European medicines evaluation agencies; (ii) increases in the payments to research institutes carrying out stability tests and other tests and the purchase of the active materials relating to the Invicorp(TM) therapy, and (iii) additional research costs relating to the availability to the Company of the monoclonal antibodies referred to in 'Manufacturing and Marketing' above.

The increase of $140,000 in 1996 compared with 1995 was due to (i) increases in the payments to research institutes carrying out clinical trials and stability tests, and (ii) additional research costs relating to the availability to the Company of monoclonal antibodies.

Cosmetics Division

Research and development expenditure in the year ended December 31, 1997 was $113,000 compared with $147,000 in 1996. The decrease of $34,000 was primarily due to the rationalization of the CCSI product portfolio. Research and development expenditure in the year ending December 31, 1996 was $147,000 compared with $25,000 for the three month period in 1995, representing the period from the acquisition of the assets of Carme Inc to December 31, 1995.


GENERAL AND ADMINISTRATIVE

Pharmaceutical Division

General and administrative expenses totalled $6,305,000 for 1997, compared with $1,627,000 and $1,275,000 for 1996 and 1995, respectively.

The increase of $4,678,000 in these costs for 1997 compared with 1996 is mainly due to (i) charges for the full year of the hire of additional executive management with effect from the third quarter of 1996, (ii) the cost of implementing the public/investor relations program, (iii) the costs of retaining a new Financial adviser (iv) an increase in legal and professional charges and
(v) an increase in salaries, rent, travel, utilities, and general overheads under this heading associated with an increase in the numbers of the management team and (vi) recognition of $2,533,000 compensation expense for employee stock based compensation plans in accordance with Accounting Principle Board Opinion No 25 and $840,000 compensation expense relating to the grant of stock options to non-employees in exchange for services rendered based on the fair value of the awards at the grant date

The increase of $352,00 in these costs for 1996 compared with 1995 is mainly due to (i) increases in the fourth quarter of 1996 relating to the engagement of additional executive management, (ii) an increase in legal and professional charges and (iii) an increase in protective insurance premiums. These increases were partly offset by a decrease in consultancy fees payable.

Cosmetics Division

General and administrative costs for the year ended December 31, 1997 were $1,762,000 compared with $962,000 in 1996.

The increase of $800,000 in these costs for 1997 compared with 1996 is mainly due (i) recognition of $515,000 compensation expense for employee stock based compensation plans in accordance with Accounting Principle Board Opinion No 25 and (ii) the costs of restructuring the CCSI operations.

General and administrative costs for the year ended December 31, 1996 were $962,000 compared with $320,000 for the 3 month period in 1995. The increase was partly offset by a reduction in professional fees payable.

MARKETING AND PROMOTION

Pharmaceutical Division

Marketingand promotion expenses totalled $2,149,000 for 1997, compared with $760,000 and $756,000 for 1996 and 1995 respectively.

The increase of $1,389,000 in these costs for 1997 compared to 1996 is mainly due to an ongoing, high profile public/investor relations campaign, highlighting the clinical success and commercialization potential of Invicorp(TM) and Reliaject(TM).

The increase of $4,000 in these costs for 1996 compared to 1995 is mainly due to a re-allocation of Directors' and Officers' costs, offset by a reduction in consultancy costs in the area of investor relations and in a non recurring cost for producing the Company's corporate brochure in 1995.


Cosmetics Division

Marketing and promotion expenses totalled $1,376,000 for 1997, compared with $459,000 for 1996. The increase of $917,000 in these costs for 1997 compared to 1996 relate to the advertising costs associated with the promotion of the kinetin products. The marketing and promotion expenses incurred by CCSI for the year ended December 31, 1996 were $459,000 compared with $91,000 for the three month trading period in 1995.


SELLING EXPENSES

Cosmetics Division

Selling expenses incurred by CCSI totalled $742,000 for 1997, compared with $918,000 for 1996. The decrease of $176,000 in these costs in 1997 compared to 1996 relate to the rationalization of the CCSI product portfolio and the concomitant reduction of sales personnel, selling commission paid to brokers and the cost of overheads allocated to this heading.

Selling expenses incurred by CCSI for the year ended December 31, 1996 were $918,000 compared with $276,000 for the 3 month period in 1995.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents increased by $3,241,000 during 1997, from $2,975,000 to $6,216,000. This increase is due to the excess of the proceeds of private placements of shares, 8% convertible debentures and the exercise of the associated warrants, providing net receipts of $14,037,000, over the costs attributable to the Company's operational losses for the period, to capital expenditure and to net movements in working capital. To date, the Company has realized only modest revenues from its operations and has, in the past, had to depend upon raising equity funds from private placements.

The Company's most significant revenue commitments are its research grant agreements, consulting agreements, employment agreements and its property leases. In addition, capital expenditure of approximately $3 million on top of $1.2 million already spent as at December 31,1997 is envisaged during 1998 in connection with the purchase of additional plant and machinery in order to achieve capacity at a substantial level for the production and sub-assembly of the Company's Reliaject(TM) components.

In the event of the use of kinetin as a pharmaceutical, as opposed to a cosmetic, product considerable additional expenditure would have to be committed and the speed at which this work can be undertaken will depend upon the Company's financial resources.

The Company anticipates spending approximately $14 million through 1998 on the development of its pharmaceutical products, including Reliaject(TM) applications and on its administrative and marketing structure generally. Although management believes that revenues from CCSI's trading activities, the sale of monoclonal antibodies, and from the sale of the Company's Invicorp(TM) product to named-patients will be generated, these will not be sufficient to address the Company's projected short-term financial requirements. On March 16, 1998, the Company therefore entered into an agreement with Windsor Capital Limited to procure additional funds through funding and financing arrangements that will include the issue of 1,000,000 5p Ordinary shares at a purchase price of $3.00 per share under the terms and conditions of Regulation S . In addition to such share purchase 1,000,000 3 year Warrants were issued entitling the subscriber to purchase a further 1,000,000 5p Ordinary shares at an exercise price of $5.00 per share at any time from March16,1998 until March 16,2001.Funding and financing arrangements also include the establishment of a $10 million line of credit on March 19,1998 from the subscriber for the $3 million equity issue with attached warrants issuable on each draw down of the facility that will entitle the lender to convert to Ordinary shares. Additionally, certain of the holders of a substantial number of warrants of the Company may exercise their right to convert their warrants into shares upon payment to the Company of the conversion price as the conversion dates approach. Moreover, the Company is planning the grant of licensing rights to its MSD and kinetin products, and, if negotiated, any resulting agreements could represent substantial additional revenues through licensing fees, although no assurance can be given that any such agreements will be concluded in fiscal 1998.


FUTURE PROSPECTS

The Company proposes to expedite the development and subsequent commercialization of the Invicorp(TM) treatment, other potential product lines utilizing the Reliaject(TM) device and the kinetin compound products either through its own resources or in co-operation with one or more licensees. The Company is continuing to seek agreements with parties who have expressed interest in acquiring licensing rights for certain major territories and although discussions regarding license rights for certain geographical segments are in progress with several interested potential parties, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties concerned and at present, the Company is not party to any such agreement.

The pre-marketing costs of these activities are likely to be of a substantial nature. The Company's immediate objective is to achieve the granting of product licenses for its Invicorp(TM) therapy in several European countries. This will be followed by a selection of a rapporteur for a Pan European licensing submission. Pending these developments, it is anticipated that sales, which at present are restricted to clinicians for use on a "named-patient" basis, will continue to increase although income on this basis may not make a material contribution to the Company's revenues in the current fiscal year.

The Reliaject(TM) syringe has been fully developed and is available for commercialization and for testing purposes as a delivery system for the Invicorp(TM) product and it is hoped may be utilized in conjunction with several new projects under review.

With regard to the development and marketing of CCSI's Mill Creek line and its associated products featuring kinetin, the acquisition of CCSI has provided the necessary marketing facilities for its incorporation into cosmetic products which, it is anticipated, in conjunction with the 1997 advertising campaign could make a positive contribution to the Company's revenue during 1998, although no assurance can be given as to the successful consummation of this objective. Management believes that existing inventory levels will suffice for the support of the expected increase in sales which could arise as a result of the advertising campaign.

The Company is also in discussion with a number of cosmetics and pharmaceuticals companies regarding the out-licensing of kinetin as a cosmeceutical product in its application to the area of anti-aging. The 1998 Development Plan for kinetin includes an allocation of funds for further anti-aging clinical trials and pending the successful outcome of these trials, it may be feasible to enter into a licensing agreement towards the end of 1998. However, there can be no assurances that an agreement containing terms acceptable to both parties will be entered into.

In the case of monoclonal antibodies derived from the Company's sponsored past research into Alzheimer's disease, and from other sources, sales to scientific institutions were achieved at an increasing volume in 1997, and whilst in future the amounts involved are unlikely to be substantial in relation to the Company's over-all objectives, it is anticipated that it should be possible to continue to achieve a flow of revenue at an acceptable level in fiscal 1998.

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that growing revenues may be generated by the Company during fiscal 1998, and subsequently, from the trading results of CCSI including sales of cosmetic products which utilize the kinetin compound, from monoclonal antibodies, and from the possible licensing of the Invicorp(TM) treatment and rights to the exploitation of the kinetin compound. However, no assurances can be given that this course of events will transpire.

The statements in this report that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties pertaining to customer orders, demand for products and services and other risks identified in the Company's SEC filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GOVERNMENT POLICY

It is the opinion of the Board of Directors that there are no aspects of Government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of the Company's business except as generally described in Part I, Item 1, of this Form 10-K under the heading "Government Regulation".


IMPACT OF INFLATION

The Company believes that inflation has not made any material effect on the results of its operations to date, and, as far as can be ascertained, will not do so in the foreseeable future.


YEAR 2000

To support the commercialization of Invicorp(TM) and other development products and also support the ongoing sales and marketing of the CCSI core brands the Company plans to implement new Company wide Information Technology ("IT") systems in 1998.

The main areas will be: (i) supply chain modules for SDDT and the Company to meet potential licensee demand for the supply of Reliaject(TM) components and proposed contract filling arrangements for the Invicorp(TM) product, (ii) sales, telemarketing, inventory and logistics modules for CCSI and (iii) financial modules for Company, SDDT and CCSI transactions, Group consolidations, asset management and financial reporting.

An IT Consultant has been engaged to define the scope of the project and to prepare a business requirement definition for each business unit during the first quarter of 1998.

The total cost of the likely IT solution has been estimated to be $450,000 and is included in the Company's 1998 Business Plan and all the applications software, middleware and hardware to be purchased will be Year 2000 compliant.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the US Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No 131, " Disclosures about Segments of an Enterprise and Related Information". This Statement is effective for the Company's 1998 annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company has not yet determined what effect SFAS 131 will have on its reported segments. SFAS 131 affects disclosure only and will not affect reported earnings or cash flows.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required in this item will be included in the Company's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1997 under the caption "Directors and Executive Officers of Registrant" and is incorporated herein be reference as if set forth in full herein.


ITEM 11 - EXECUTIVE COMPENSATION

The information required in this item will be included in the Company's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1997 under the caption "Executive Compensation" and is incorporated herein be reference as if set forth in full herein.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this item will be included in the Company's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein be reference as if set forth in full herein.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in the Company's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1997 under the caption "Certain Relationships and Related Transactions" and is incorporated herein be reference as if set forth in full herein.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   The following consolidated financial statements are included in Item 8:

                                                                         Page

         Report of Independent Accountants                                F-1

         Consolidated Balance Sheet as of December 31, 1997 and 1996      F-2

         Consolidated Statement of Operations for the Years Ended:
         December 31, 1997, 1996 and 1995                                 F-3

         Consolidated Statement of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995                     F-4

         Consolidated Statement of Cash Flows for the Years Ended:
         December 31, 1997, 1996 and 1995                               F-5 & F6

         Notes to Consolidated Financial Statements                       F-7

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

3.1      Certificate of Incorporation of the Company dated October 5, 1983.

         Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No.: 33-3535 and incorporated herein by reference.

3.2 Memorandum and Articles of Association of the Company (defining the rights of security holders, subject to the provisions of the UK Companies Act 1985).

         Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No.: 33-3535 and incorporated herein by reference.

10.3     Senetek No. 1 Share Option Scheme for Employees.

         Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No.: 33-70136 and incorporated herein by reference.

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

10.29 Amended and restated Deposit Agreement dated November 6, 1992 between the Company and The Bank of New York.

         Form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638 and incorporated herein by reference.

10.32 Consulting Agreement dated May 1, 1994 between the Company and Dr G.D. Frentz

         Filed as an Exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.33 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between the Company and Dr G. Homan.

         Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.34 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between the Company and Mr P.A. Logan.

         Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.35 Service Agreement dated September 1, 1996 between the Company and Mr A.J. Cataldo.

         Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.36 Service Agreement dated October 1, 1996 between the Company and Mr C.D. Brune.

         Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.37    Service Agreement dated June 30,1997 between the Company and Mr A.J.
         Cataldo

10.38    Service Agreement dated June 30,1997 between the Company and Dr G.
         Homan

10.39    Service Agreement dated June 30,1997 between the Company and Mr C.D.
         Brune

10.40    Service Agreement dated June 30,1997 between the Company and Dr R.A.
         Oakes

21       Subsidiaries of the Company.

         Filed as an exhibit with corresponding Exhibit Number to Registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

24       Power of Attorney

         Reference is made to page 35 hereof.

(b)      No Reports on Form 8-K were filed during the fourth quarter of fiscal
         1997.

(c)      Exhibits

         The Company has filed as part of this Report on Form 10-K the exhibits in Item 14(a)(3) as set forth above.

(d)      Financial Statement Schedules

         See Item 14(a)(2) of this Report on Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Senetek PLC


We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and stockholder's equity and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its pharmaceutical operations and, as described in Note 19, its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




  /S/PRICE WATERHOUSE
-----------------------
PRICE WATERHOUSE
32 London Bridge Street
LONDON  SE1 9SY
England                                              April 7, 1998

                                  SENETEK PLC

                           CONSOLIDATED BALANCE SHEET


                                                                     December 31,
                                                                 -------------------
                                                                    1997      1996
                                                                 ---------  --------
                                                       (in $ thousands, except share amounts)

ASSETS
  Cash and Cash Equivalents                                      $   6,216     2,975
  Inventory (Note 3)                                                   890     1,657
  Trade Receivables
   (net of provisions of $37,000 in 1997 & $31,000 in 1996)          1,123       771
  Non-trade Receivables                                                113        88
  Receivable from Employee (Note 18)                                   311        --
  Prepaids and Deposits ( Note 6  )                                    939       138
                                                                 ---------  --------
Total Current Assets                                                 9,592     5,629

  Property & Equipment - net (Note 4)                                1,909     1,182
  Goodwill & Other Intangible Assets - net (Note 5)                  1,900     2,128
  Deferred Financing Costs (Note 9)                                     --       902
                                                                 ---------  --------
Total Assets                                                        13,401     9,841
                                                                 =========  ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Line of Credit (Note 8)                                        $     900        --
  Bank Overdraft                                                        --       230
  Accounts Payable (Note 7)                                          1,754     1,236
  Accrued Liabilities (Note 7)                                       1,353       412
  Accrued Compensation on Stock Options (Note 13)
     -Employees                                                      3,048        --
     -Non-employees                                                    840        --
                                                                 ---------  --------
                                                                     7,895     1,878
                                                                 =========  ========
Commitments and Contingencies (Note 17)                                 --        --

Long Term Liabilities
  8% Convertible Debentures (Note 9)                                    --     1,700

Stockholders' Equity
  Ordinary shares
     Authorized Shares: 100,000,000
     $0.08 (5 pence) par value:
     Issued and Outstanding Shares 1997: 52,186,821
     (1996: 43,899,205)                                              4,215     3,533
  Share Premium                                                     50,711    36,607
  Accumulated Deficit                                              (49,476)  (33,937)
  Equity Adjustment from Foreign Currency Translation                   56        60
                                                                 ---------  --------

  Total Stockholders' Equity                                         5,506     6,263
                                                                 =========  ========

  Total Liabilities and Stockholder's Equity                     $  13,401     9,841
                                                                 =========  ========



See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

                      CONSOLIDATED STATEMENT OF OPERATIONS






                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                           1997          1996         1995
                                          --------     --------     --------
                                     (IN $ THOUSANDS, EXCEPT FOR PER SHARE DATA)

   Revenues                               $  5,722        6,486        1,931
   Cost of Sales                            (3,988)      (3,640)      (1,192)
                                          --------     --------     --------
   Gross Profit                              1,734        2,846          739
                                          --------     --------     --------

Operating Expenses:
   Research & Development                   (5,026)      (2,187)      (1,925)
   General & Administrative                 (8,067)      (2,588)      (1,595)
   Marketing & Promotion                    (3,525)      (1,219)        (847)
   Selling Expenses                           (742)        (918)        (276)
                                          --------     --------     --------
Total Operating Expenses                   (17,360)      (6,912)      (4,643)

Loss from Operations                       (15,626)      (4,066)      (3,904)

Interest Income                                279           34          419
Other (Expense)/Income - net                   (92)          69           37
Loss on Sale of Investments                     --           --         (273)
Interest Expense                              (100)         (57)          --
                                          --------     --------     --------
Loss Before Taxation                       (15,539)      (4,020)      (3,721)
Taxation                                        --           --           --
                                          --------     --------     --------
Net Loss                                  $(15,539)      (4,020)      (3,721)
                                          ========     ========     ========

Net Loss per Ordinary Share
 Outstanding                              $  (0.32)       (0.10)       (0.09)
                                          --------     --------     --------

Weighted Average Ordinary Shares
 Outstanding                                49,178       41,235       40,490
                                          --------     --------     --------













See accompanying notes to consolidated financial statements

                                 SENETEK PLC

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                    (IN $ THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                                            Equity
                                                                                                        Adjustment
                                                                                                      From Foreign            Net
                                                                   Share  Accumulated     Unrealised      Currency  Stockholders'
                                                 Shares  Amount  Premium      Deficit  Gains(Losses)   Translation         Equity
                                             ----------  ------  -------  -----------  -------------  ------------  -------------
Balances, December 31, 1994:                 39,906,123   3,210   32,539      (26,196)          (469)           119         9,203
  Issuance of Ordinary Shares in
     Private Placements                         700,000      56      771           --             --            --            827
  Net Loss                                           --      --       --       (3,721)            --            --         (3,721)
  Translation Adjustment:                            --      --       --           --             --           (33)           (33)
  Transfer of unrealized holding loss
     on sale of short-term investments               --      --       --           --            469            --           469

                                             ----------  ------  -------  -----------  -------------  ------------  -------------
Balances, December 31, 1995:                 40,606,123   3,266   33,310      (29,917)             --           86          6,745
  Issuance of Ordinary Shares in
     Private Placements                       1,000,082      78      972           --             --            --          1,050
  Conversion of Debentures                    2,093,000     172      604           --             --            --            776
  Options Exercised                             200,000      17      133           --             --            --            150
  Warrants Issued in Connection with
     Convertible Debentures                          --      --    1,588           --             --            --          1,588
  Net Loss                                           --      --       --       (4,020)            --            --         (4,020)
  Translation Adjustment                             --      --       --           --             --           (26)           (26)

                                             ----------  ------  -------  -----------  -------------  ------------  -------------
Balances, December 31, 1996:                 43,899,205   3,533   36,607      (33,937)            --            60          6,263
  Issuance of Ordinary Shares in
     Private Placements                             200      --       --           --             --            --             --
  Warrant Conversions                         5,669,166     432   11,002           --             --            --         11,434
  Options Exercised                             402,500      66    1,179           --             --            --          1,245
  Conversion of Debentures                    2,215,750     184    1,923           --             --            --          2,107
  Net Loss                                           --      --       --      (15,539)            --            --        (15,539)
  Translation Adjustment                             --      --       --           --             --            (4)            (4)

                                             ----------  ------  -------  -----------  -------------  ------------  -------------
Balances, December 31, 1997:                 52,186,821   4,215   50,711      (49,476)            --            56          5,506


See accompanying notes to consolidated financial statements

                                  SENETEK PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                           (in $ thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              (15,539)  (4,020)  (3,721)
                                                     --------  -------  -------
Adjustments to reconcile net loss to net cash:
  Depreciation and Amortization                           548      450      260
  Write-off of Assets                                     136       31       --
  (Gain) on Sale of Equipment                              (1)      --       (5)
  Loss on Sale of Investments                              --       --      273
  Stock option compensation                             3,888       --       --
Interest on Convertible Debentures effected by
  Issue of Shares                                          47       --       --

Changes in Assets and Liabilities:
  Trade Receivables (increase)/decrease                  (389)      25     (114)
  Non-trade Receivables (increase)/decrease               (25)     (47)      88
  Receivable from Employee (increase)                    (311)      --       --
  Inventory decrease/(increase)                           767     (432)     (97)
  Prepaids (increase)/ decrease                          (801)     (21)     (46)
  Accounts Payable and Accrued Liabilities increase     1,559      420      597
  Other Assets decrease                                    --       --        4
                                                      -------  -------  -------
Net Cash Used by Operating Activities                 (10,121)  (3,594)  (2,761)
                                                      -------  -------  -------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                       (1,130)    (318)    (218)
Purchase of Certain Assets of Carme Inc.                   --       --   (4,002)
Purchase of short-term investments                         --       --      (54)
Proceeds from Sale of Short-Term Investments               --       --    3,378
Proceeds from Disposals of Property &
  Equipment                                               108        4        5
                                                      -------  -------  -------
Net Cash Used By Investing Activities                  (1,022)    (314)    (891)

                                  SENETEK PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            1997        1996       1995
                                                           ------      ------     ------
                                                                   (in $ thousands)

CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary Shares
  from exercise of Warrants and Options                    12,537       1,200        827
Proceeds from issuance of 8% Convertible Debentures         1,500       3,500         --
Costs of Financing                                           (330)       (250)        --
Short-term Loans and Overdrafts                               670         230         --
                                                           ------      ------     ------

Net Cash Provided By Financing Activities                  14,377       4,680        827
                                                           ------      ------     ------

NET INCREASE/(DECREASE) IN CASH
AND CASH EQUIVALENTS                                        3,234         772     (2,825)

Cash and Cash Equivalents at the Beginning
  of the Period                                             2,975       2,237      5,088
Effects of Exchange Rate Changes on Cash                        7         (34)       (26)
                                                           ------      ------     ------
Cash and Cash Equivalents at the End of
  the Period                                               $6,216       2,975      2,237
                                                           ======      ======     ======



Supplemental disclosures of cash flow information are as follows:




                                          Amounts Paid
                                        (in $ thousands)
                                      --------------------
                                       1997      1996       1995
                                      ------     ----       ----
                Interest              $  100       57         --
                Income Taxes          $   --       --         --
                                      ------     ----       ----



See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACTIVITIES

     Senetek PLC (the "Company") was incorporated in England on October 5, 1983 as a public company with limited liability under the Companies Acts of 1948 to 1985 to exploit commercially the products which may arise as a result of Company sponsored research in the fields of life science and biotechnology with particular reference to the diagnosis and treatment of diseases relating to senescence or aging.

     Since incorporation, the Company has concentrated on its research and development activities together with the concomitant requirement of procuring the necessary supportive equity financing.

     The main area in which the Company is involved is the development of therapies for Male Sexual Dysfunction ("MSD"). Completion of Phase III clinical trials for Invicorp(TM), a drug combination therapy of vasoactive intestinal polypeptide and phentolamine mesylate, in conjunction with a patented auto-syringe (Reliaject(TM)), took place in 1997 and product licensing applications for Invicorp(TM) have been filed with the medicines evaluation agencies in the UK, Ireland, Denmark, Switzerland and New Zealand.

     The Company also sells monoclonal antibodies purchased from outside suppliers and, derived from sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines to the scientific community for research purposes.

     In September 1995, the Company extended its range of interests by acquiring, through its newly formed and now renamed subsidiary Carme Cosmeceutical Sciences, Inc. ("CCSI"), formerly named Carme International, Inc. ("CII") - a Delaware Corporation, the majority of the assets of Carme Inc., an organization based in Novato, California that had concentrated on the manufacture and distribution of health and beauty products. This acquisition was designed to extend the Company's interest in the areas of skin-care and to provide a vehicle for the development and distribution of a product featuring the kinetin compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. During 1997, CCSI revised its business strategy resulting in a rationalized core brand portfolio and the outsourcing of manufacturing requirements. CCSI plans to achieve the commercialization of additional products incorporating kinetin at the earliest practicable date.


2.   PRINCIPAL ACCOUNTING POLICIES

     (a)  Basis of Consolidation

          The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI and SDDT Corporation for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with US generally accepted accounting principles (US GAAP) requiring management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Certain prior year balances have been re-classified in order to conform to current year presentation.

     (b)  Revenues

          Revenues are recognized at the time of shipment (or time of rendering in the case of services) and are stated at the net invoiced value of goods and services supplied to customers after deduction of value added tax where applicable.

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

     (d)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated on a straight line basis using the following estimated useful lives:


          Fixtures, fittings and equipment     3 to 15 years.
          Motor vehicles                       4 years.


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

     (f)  Impairment of Long-Lived Assets

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of", the Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers various valuation factors including discounted cash flows, fair values, and replacement costs to assess any impairment of goodwill and the long-lived assets.

     (g)  Research and Development

          Expenditures on research and development are written off as incurred.

     (h)  Foreign Exchange

          The Company follows currency translation principles established by Statement of Financial Accounting Standards No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than US dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than US dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the US dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company's UK operation is the Pound Sterling.

     (i)  Calculation of the Number of Shares in Issue and Net Loss per Share

          The loss per share for all periods presented is calculated on the basis of the weighted average of the number of shares in issue during each period. The net loss calculations include fully paid Ordinary share equivalents. Ordinary share equivalents have been excluded from diluted earnings per share because of their anti-dilutive effect.

     (j)  Cash and Cash Equivalents

          For the purposes of the statement of cash flows and balance sheet, the Company considers any highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (k)  Financial Instruments

          The carrying value of the Company's financial instruments, being cash, receivables and current liabilities, approximate fair value due to the short term value of these items. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.


3.   INVENTORY

     Inventory at cost comprises the following:


                                       December 31, 1997   December 31, 1996
                                       -----------------   -----------------
                                                  (in $thousands)

Finished Goods                              $  462              $  879
Raw Materials                                  427                 776
Work in Progress                                 1                   2
                                            ------              ------
                                               890               1,657


4.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:


                                       December 31, 1997   December 31, 1996
                                       -----------------   -----------------
                                                  (in $thousands)
Cost:
  Fixtures, fittings, plant and
  laboratory equipment                      $2,028              $1,309
  Motor vehicles                                31                 106
  Assets in the course of construction         396                 284
                                            ------              ------
                                             2,455               1,699
                                            ------              ------
Accumulated depreciation:
  Fixtures, fittings, plant and
  laboratory equipment                        (528)               (469)
  Motor vehicles                               (18)                (48)
                                            ------              ------
                                              (546)               (517)
                                            $1,909              $1,182
                                            ------              ------

     Changes during 1997 and 1996 include the effects of foreign currency translations

          NOTES:

          1.   Depreciation charge during the year amounted to $237,000 (1996:
               $187,000, 1995: $100,000).

          2. The tangible fixed assets of the Group include plant and laboratory equipment owned under Capital leases as follows:


                                     1997               1996
                                     ----               ----
                                      (in dollars thousands)

     Cost                            $ 26               $ 26
     Depreciation                      (3)                (1)
                                     ----               ----
     Net book value                  $ 23               $ 25


5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The amount in the Company's Balance Sheet represented by these intangible assets is made up as follows:


                              December 31, 1997   December 31, 1996
                              -----------------   -----------------
                                           (in $ thousands)
     Goodwill:
      Cost                         $2,202             $2,202
      Amortisation                   (302)              (169)
                                   ------             ------
      Net                           1,900              2,033
                                   ------             ------
     Other Intangible Assets:
      Cost                            635                635
      Amortisation                   (635)              (540)
                                   ------             ------
      Net                          $   --             $   95
                                   ------             ------
     Totals                        $1,900             $2,128
                                   ------             ------



     In October 1992, the Company acquired from the inventor, the patent rights and related proprietary technology for a self-administered auto-injector syringe. It is anticipated that initially this will be used as the delivery system for the Company's MSD compound. The total consideration for these intangible assets was $635,000. Future royalties will become payable by the Company to the inventor based on the number of syringes sold.

     The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995.


6.   PREPAID AND DEPOSITS

     Deposits include $813,000 paid to capital goods suppliers for the automation of the manufacture and sub assembly of the autosyringe (Reliaject) components in SDDT. The deposits represent contract payments made to the suppliers.

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


     Accounts payable and accrued liabilities comprise the following:


                                        December 31, 1997        December 31, 1996
                                        Accrued     Accounts   Accrued      Accounts
                                       Liabilities   Payable  Liabilities   Payable
                                       -----------   -------  -----------   -------
                                                       (in $ thousands)
Trade Creditors                              --          874         --       495
Staff Salaries                               41            3         60         8
Vacation Pay Accrual                         53           --         71        --
Taxes and Social Security                    25           --         --        28
Audit and Accountancy Fees                  173            8        107        18
Research Grants and Costs                    64          631         --       368
Approved Travel and Accommodation
  Expenses                                   --           --         --        15
Legal and Professional Fees                  39           71         20        52
Consultancy Fees                            300          167         15        15
Other Liabilities and Accruals              658           --         39       237
Accrued Financing Costs on Issue of
Convertible Debentures                       --           --        100        --
                                         ------       ------     ------    ------
                                         $1,353        1,754        412     1,236
                                         ------       ------     ------    ------


Obligations under capital leases

                                                                  1997     1996
                                                                  $000     $000
                                                                 -----    -----
Amounts payable (within one year $9,000, within two
  to three years $9,000, within three to four years $5,000)      $  23       32
Less Future Financing Charges                                       (5)      (9)
                                                                 -----    -----
                                                                    18       23
Due within one year                                                  9        5
Due after more than one year                                      $  9       18
                                                                 -----    -----




8.   LINE OF CREDIT

     Relates to a $1,000,000 line of credit granted by The Bank of New York to CCSI. The outstanding balance is payable on demand and accumulates interest at 2 percentage points above the higher of the prime rate or the federal funds rate plus .5 percentage points. The line of credit is guaranteed by the Company and is secured by the personal property and fixtures of the Company. The line of credit was paid down by the Company in the first quarter of 1998 and the account was closed.

9.   8% CONVERTIBLE DEBENTURES

     These debentures were issued to private investors with 2 and 3 year terms expiring in September 1998 and October 1999, respectively. During 1996 debentures to the value of $3,500,000 were issued, of which $1,800,000 were converted to Ordinary share capital during 1996 and $1,700,000 were outstanding at December 31, 1996 and converted to Ordinary share capital during 1997. Also, in 1997 debentures to the value of $1,500,000 were issued, all of which were converted to Ordinary share capital during the year. The principal and interest (of eight per cent (8%) per annum) on the Debentures are payable in shares of ADR to the holder. Warrants with a fair value of $1,575,000 and $1,588,000 were issued in connection with the issue of debentures in 1997 and 1996, respectively and these have been treated as an addition to deferred financing costs and are amortized to the income statement over the life of the debentures. The unamortized deferred financing costs and the carrying value of the debentures were released to share premium on the conversion dates.

10.  STOCKHOLDERS' EQUITY

     (a) On May 16, 1997 the shareholders approved an increase in the number of authorized Ordinary shares from 58 million to 100 million. During the year ended December 31, 1997, the outstanding Ordinary shares of the Company increased by 8,287,616 to 52,186,821.

     (b) The following warrants, mainly issued in association with private placements, were outstanding at December 31, 1997:

                                                  Lapsed/  Warrants Unexercised
Warrants Issued  Exercise Price  Expiry Date    Cancelled  at December 31, 1997
---------------  --------------  -------------  ---------  --------------------
        633,000            3.00  May 1996          40,000                    --
      1,215,920            3.00  June 1997        171,931                    --
      1,036,517            3.00  July 1997             --                    --
         25,000         1.15625  December 1999         --                25,000
      2,085,185          1.4625  December 1998         --               400,000
---------------                                 ---------  --------------------
      4,995,622                                   211,931               425,000
---------------                                 ---------  --------------------


          (1) 1,037,591 "A" warrants at an exercise price of $2.50 per Ordinary share, initially expiring May 15, 1990. The Board of Directors had approved the extension of the expiry date of the "A" warrants to May 15, 1997. During May 1997, 894,573 "A" warrants were exercised at $2.50 per warrant. The remaining "A" warrants then lapsed.

          (2) 1,322,500 "B" warrants at an exercise price of $3.25 per Ordinary share, initially expiring May 15, 1990. The Board of Directors had approved the extension of the expiry date of the "B" warrants to May 15, 1997. During May 1997, 37,100 "B" warrants were exercised at $3.25 per warrant. The remaining "B" warrants then lapsed.

     (c) The following Regulation S Convertible Warrants, issued in association with the placement of Convertible Debentures, remain unexercised as follows:


       Warrants Issued  Exercise Price  Expiry Date  Warrants Unexercised
       ---------------  --------------  -----------  --------------------

             2,700,000           $1.70  10/10/99                  200,000
             1,575,000         $4.4375  04/01/2000              1,575,000


          The Warrants referred to above entitle the holder thereof to purchase American Depositary Receipts ("ADRs") of the Company at a purchase price per ADR equal to 115% of the average closing bid price of the Company's ADR for the five (5) days preceding the Closing Date, such Warrants to be exercisable at any time on or after the 90th day from the Closing Date until the expiry date. The offer and the sale of the Warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended.

  11.  STOCK OPTIONS

     (a) On October 8, 1993, 4,550,000 options, representing the total number of options available for grant at that time were registered with the Securities and Exchange Commission on Form S-8.

          In December 1985, the Company adopted a share option plan (the "No.1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share twenty-one days prior to the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 per cent, for each full year of employment. In the event the optionee's employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997 shareholders approved the extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

          The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 1997:

                                                                   Exercise
                                  Shares                           Price
                                  Available  Options      Options  Per
                                  For Grant  Outstanding  Vested   Share
                                -----------  --------------------  ----------
Balance at December 31, 1994      1,248,000    752,000    286,500  $0.75-2.00
  Cancelled                         120,000  (120,000)   (12,500)  $0.75-2.00
  Granted                          (477,000)   477,000         --  $1.32-2.00
  Options Vested                         --         --    170,500  $0.75-2.00
                                -----------  ---------  ---------  ----------

Balance at December 31, 1995        891,000  1,109,000    444,500  $0.75-2.00

  Exercised                              --   (200,000)  (200,000) $1.75
  Granted                        (1,436,000) 1,436,000         --  $1.25-4.00
  Options Vested                         --         --    201,750  $0.75-2.00
                                -----------  ---------  ---------  ----------

Balance at December 31, 1996       (545,000) 2,345,000    446,250  $0.75-4.00

  Authorised                      4,000,000         --         --          --
  Cancelled                          65,000    (65,000)   (65,000) $1.47-2.00
  Exercised                              --   (278,625)  (278,625) $1.30-2.00
  Granted                          (690,000)   690,000         --  $1.25-4.88
  Options Vested                         --         --  1,009,500  $1.25-2.00
                                -----------  ---------  ---------  ----------

Balance at December 31, 1997      2,830,000  2,691,375  1,112,125  $0.75-4.88



          Not included in the above are 350,000 and 150,000 options granted to Dr G. Homan and Mr P.A. Logan respectively, which remain outstanding at December 31,1997 and expire in November 1998 at an exercise price of $0.75, under the general powers granted to Directors for the allotment of equity securities approved at an Extraordinary General Meeting of the Company held on March 6, 1991. During 1997 in conjunction with the issuance of new employment agreements the directors and certain employees of the Company received 1.8 million options at an exercise price of $1.50 outside the No 1 Plan. 600,000 of these options vested at December 31,1997 and 600,000 options will vest each December 31 in 1998 and 1999. These options expire seven years from the date of the grant. All 1.8 million options remain outstanding at December 31,1997.

    (b)  In May 1987 the Company adopted a share option plan ("the No.2
         Plan") for non-Executive Directors and Consultants. Under the No. 2 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share 21 days prior to the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. On May 16, 1997 shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000.

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 1997:

                                                                           Exercise
                                       Shares                               Price
                                      Available    Options     Options       Per
                                      For Grant  Outstanding   Vested        Share
                                      ---------  -----------  ---------   ----------
        Balance at December 31, 1994  1,689,000      311,000    226,000   $0.75-3.00
         Cancelled                      110,000     (110,000)  (110,000)  $2.00-3.00
         Granted                        (19,000)      19,000         --   $1.75
         Options Vested                      --           --     85,000   $2.00
                                      ---------  -----------  ---------   ----------

        Balance at December 31, 1995  1,780,000      220,000    201,000   $0.75-2.00

         Granted                         (7,500)       7,500         --   $1.21
         Options Vested                      --           --     19,000   $1.75
                                      ---------  -----------  ---------   ----------

        Balance at December 31, 1996  1,772,500      227,500    220,000   $0.75-2.00

         Authorised                   2,000,000           --         --
         Granted                       (230,000)     230,000         --   $1.22-3.53
         Cancelled                       35,000      (35,000)   (35,000)  $2.00
         Exercised                           --     (123,875)  (123,875)  $0.75-2.00
         Options Vested                      --           --      7,500   $1.22
                                      ---------  -----------  ---------   ----------

        Balance at December 31, 1997  3,577,500      298,625     68,625   $1.22-3.53



    The following table summarizes option activity during 1997 relating to non-executive directors and consultants outside the No 2 Plan under the general powers granted to the directors for the allotment of securities approved at the Annual General Meeting of the Company held on May 16, 1997. There was no such activity prior to 1997.



                  Options
        Options  Exercised/    Options        Options        Exercise
        Granted  Cancelled   Outstanding      Vested      Price per Share
        -------  ----------  -----------    ----------    ---------------
         22,500     --          22,500       22,500(1)         $1.22
         50,000     --          50,000       37,500(1)         $2.90
         10,000     --          10,000         --  (2)         $4.50
         50,000     --          50,000       50,000(3)         $1.50
        -------               --------      --------
        132,500                132,500      100,000


    (1) Vest at the rate of 25% each calendar quarter
    (2) Vest on May 1, 1998
    (3) Vest on December 31,1997

12. CALCULATION OF THE NUMBER  OF SHARES IN ISSUE

                                                           Shares        Weighted
                                                         Issued and   Average Shares
                                                         Outstanding   Outstanding
                                                         -----------  --------------
Twelve Months January 1, 1995 through December 31, 1995
-------------------------------------------------------
Shares outstanding at the beginning of the period         39,906,123      39,906,123
Private Placements                                           700,000         584,109
                                                         -----------  --------------
Shares outstanding at the end of the period               40,606,123      40,490,232
                                                         -----------  --------------
Twelve Months January 1, 1996 through December 31, 1996
-------------------------------------------------------
Shares outstanding at the beginning of the period         40,606,123      40,606,123
Private Placements and Conversion of Debentures            3,093,082         604,115
Options Exercised                                            200,000          25,205
                                                         -----------  --------------
Shares outstanding at the end of the period               43,899,205      41,235,443
                                                         -----------  --------------
Twelve Months January 1, 1997 through December 31, 1997
-------------------------------------------------------
Shares outstanding at the beginning of the period         43,899,205      43,899,205
Exercise and Conversion of Warrants                        5,669,166       3,362,332
Options Exercised                                            402,500         138,075
Private Placements and Conversion of Debentures            2,215,950       1,778,417
                                                         -----------  --------------
Shares outstanding at the end of the period               52,186,821      49,178,029
                                                         -----------  --------------



13. SHARE OPTION PLANS

    Under US GAAP, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. $3,048,000 of expense has been recognized for stock based employee compensation in accordance with APB 25. Had compensation expense been determined based upon the fair value at the grant date for awards as an alternate provided by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would be $16,489,000 and $0.34 per share respectively in 1997, $4,298,000 and
    $0.11 per share respectively in 1996, and $3,824,000 and $0.09 per share, respectively in 1995. These amounts are for disclosure purposes only and may not be representative of future calculations, since the estimated fair value stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

    The fair value of the options granted are estimated using the Black-Scholes option pricing model with the following assumptions:

    Dividend yield of nil, volatility of 94% (1996 - 93% and 1995 - 93%), risk-free investment rate of 6.1 % (1996 - 6.37%, 1995 - 6.47%), and an expected life of 6 years. The average fair values of the options granted for each Ordinary share ADR during 1997, 1996 and 1995 are estimated at:

Exercise price on
date of grant

                                        1997     1996    1995
                                        -----    ----    ----
                  equals market price   $3.26    1.06    1.41
                  exceeds market price   2.54      --      --
                  below market price     3.84      --      --
                                        -----    ----    ----
                  All options           $3.61    1.06    1.41


    During 1997, the Company recognized $840,000 of general and administrative expense relating to all stock options awarded to non-employees and consultants in exchange for services based upon the fair value of the awards at the grant date which were estimated using the Black-Scholes option pricing model with the following assumptions.

    Dividend yield of nil, volatility of 85%, risk free investment rate of 6.33% and an expected life of 4 years. The average fair values of the options granted during 1997 are estimated as being $2.32 for each Ordinary share ADR.


14. TAXATION

    The Company is incorporated in England with two US subsidiaries and formerly owned a subsidiary in Denmark. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The Company will be liable for United States tax (including state taxes) through the US subsidiaries.

     Income tax charges/(credits) have been reflected in the Consolidated Statement of Operations:



                                   Year Ended December 31,
                                   -----------------------
                                     1997    1996    1995
                                     ----    ----    ----

                            Current:
                            UK         --      --      --
                                     ----    ----    ----



    Provisional tax losses available to the Company in the UK are estimated to be approximately $31,898,000 at the end of fiscal year 1997. The deferred tax asset value of these losses is approximately $9,888 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset.

    Provisional tax losses available to the Company in the US are estimated to be approximately $5,275,000 at the end of fiscal year 1997. The deferred tax asset value of these losses is approximately $1,785,000 but no benefit has been recognised in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset. Net operating loss carryforwards and expiration dates are:


                       Year        Loss     Expiration Date
                       ----        ----     ---------------
                       1993    $   44,917        2008
                       1994    $   64,491        2009
                       1995    $  850,344        2010
                       1996    $  915,651        2011
                       1997    $3,400,000        2012

15. INDUSTRY AND GEOGRAPHIC AREA SEGMENT

    The Company's operations are in the areas of research, development and sales of pharmaceutical products related to senescence or aging, and, from September 1995, the manufacture and distribution of health and cosmetic beauty aids. These products have been classified into pharmaceuticals and cosmetics.



INDUSTRY SEGMENTS                                 1997                       1996                1995
----------------                                --------                   --------            --------
                                                          (IN THOUSANDS OF DOLLARS)
Net Sales
  Pharmaceuticals                               $  1,167                        499                 160
  Cosmetics                                        4,555                      5,987               1,771

Total                                              5,722                      6,486               1,931
                                                --------                   --------            --------
Operating (Loss)/Profit
  Pharmaceuticals                                (12,676)                    (4,110)             (3,896)
  Cosmetics                                       (2,950)                        44                  (8)
                                                --------                   --------            --------
Operating (Loss)                                 (15,626)                    (4,066)             (3,904)

Interest Income/(expense)                            229                       (23)                 419
Other (Expense)/Income                              (142)                       69                   37
Loss on Sale of Investments                           --                         --                (273)
                                                --------                   --------            --------
Loss Before Taxation                             (15,539)                    (4,020)             (3,721)
                                                --------                   --------            --------
Identifiable Assets:
  Pharmaceuticals                                  2,303                      1,090               1,113
  Cosmetics                                        3,920                      5,318               4,778
  General Corporate                                7,178                      3,433               2,014
                                                --------                   --------            --------
Total                                             13,401                      9,841               7,905
                                                --------                   --------            --------
Capital Expenditure:
  Pharmaceuticals                                  1,130                        254                 178
  Cosmetics                                           --                         64                  40
                                                --------                   --------            --------
Total                                              1,130                        318                 218
                                                --------                   --------            --------

Depreciation and Amortization:
  Pharmaceuticals                                    370                        278                 220
  Cosmetics                                          178                        172                  40
                                                --------                   --------            --------

Total                                           $    548                        450                 260
                                                --------                   --------            --------

GEOGRAPHIC AREAS                                  1997                       1996                1995
                                                --------                   --------            --------
                                                               (IN THOUSANDS OF DOLLARS)
Net Sales
  Pharmaceuticals:
   United States                                     612                        202                 246
   United Kingdom and Europe                         464                        260                 (98)
   Pacific, Far East and Canada                       91                         37                  12
                                                --------                   --------            --------
Total Pharmaceutical                               1,167                        499                 160

  Cosmetics:
   United States - Domestic &
   Export Customers                                4,555                      5,987               1,771
                                                --------                   --------            --------
                                                   5,722                      6,486               1,931
                                                --------                   --------            --------

Operating Losses:
  Pharmaceuticals:
   United States                                  (6,016)                    (2,260)             (2,520)
   United Kingdom and Europe                      (6,660)                    (1,850)             (1,376)
                                                --------                   --------            --------
                                                 (12,676)                    (4,110)             (3,896)

  Cosmetics:
   United States                                  (2,950)                        44                  (8)
                                                --------                   --------            --------

Total                                            (15,626)                    (4,066)             (3,904)
                                                --------                   --------            --------

Identifiable Assets

  Pharmaceuticals:
   United States                                   2,192                        948               1,026
   United Kingdom & Europe                           111                        142                  87
                                                --------                   --------            --------
                                                   2,303                      1,090               1,113

  Cosmetics:
   United States                                   3,920                      5,318               4,778
  Corporate                                        7,178                      3,433               2,014
                                                --------                   --------            --------
Total                                           $ 13,401                      9,841               7,905
                                                --------                   --------            --------



    The Company's registered office is located in the United Kingdom from which the financial controls, administration and scientific research and development activities are operated. The Company's Chairman is based in the United States from where liaison is effected with the US investing public and from where the development of the activities of SDDT Corporation and Carme Cosmeceutical Sciences, Inc. are directed.


    In June 1997, the US Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No 131, " Disclosures about Segments of an Enterprise and Related Information". This Statement is effective for the Company's 1998 annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company has not yet determined what effect SFAS 131 will have on its reported segments. SFAS 131 affects disclosure only and will not affect reported earnings or cash flows.

16. SUBSIDIARY UNDERTAKINGS

    SDDT (formerly named MEIS Corporation) was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector (Reliaject(TM)) syringe for use with the Company's MSD compound.

    Carme Cosmeceutical Sciences Inc (formerly named Carme International, Inc.) was incorporated in the State of Delaware in June 1995. Its main activity is the supply of health and beauty aids to various segments of the cosmetics market.


17. COMMITMENTS AND CONTINGENCIES

     (a) Research

         Under existing agreements, the Company is committed to provide funding for research programs and clinical trials of approximately $5 million during the year ending December 31, 1998.

    (b)  Capital expenditure

         Commitments of approximately $3 million have been given for the automation of the auto injector assembly line at SDDT

     (c) Commitments Under Operating Leases

         The Company leases certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through its subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

         Minimum future lease payments under non-cancellable leases are as follows:



               Years Ending December 31    Future Minimum Payment
               ------------------------   ------------------------
                                                   $000
                                                  -------
               1998                                $  451
               1999                                   382
               2000                                   371
               2001                                   390
               2002                                   388
                                                   ------
                                                   $1,982
                                                   ------



         Rent expense was approximately $676,000, $552,000 and $200,000 in 1997, 1996 and 1995 respectively

     (d) Litigation

         Various claims, suits and complaints, such as those involving patents, commercial transactions and employee matters, arise in the ordinary course of the Company's business. In the opinion of management, all such pending matters are without merit or involve such amounts, which would not have a material adverse effect on the Company's consolidated financial position, liquidity, cashflows or results of operations for any year.

18. RELATED PARTY TRANSACTIONS

    During the third quarter of 1997, in connection with the re-location of all the Company's US operations (with the exception of Corporate Research & Development based in St Louis) to Napa, California, one Senetek Director and two employees (one of whom was a Director of SDDT) received relocation loans from SDDT repayable with interest at 6% per annum in the total amount of $750,000. The employee loans amounted to $350,000 of which $300,000 remained outstanding at December 31, 1997. The loan to the Senetek Director in the amount of $400,000 was made on August 6, 1997 and repaid on September 30, 1997. The interest element amounting to $11,038 on these loans remain outstanding at December 31, 1997.



19. GOING CONCERN

    The Company's continuing development of its pharmaceutical products in a timely manner is dependent upon maintaining adequate sources of finance during the period up to the marketing stage, and in this connection, has recently completed agreements regarding additional sources of finance.

    In March 1998, the Company entered into an agreement to procure additional funds through funding and financing arrangements that will include the issuance of equity securities to the value of $3 million under the terms and conditions of Regulation "S" of the Securities Act of 1933 and also the establishment of a $10 million line of credit from the subscriber for the $3 million equity issue with attached warrants issuable on each draw down of the facility that will entitle the lender to convert to Ordinary shares. Additionally, certain of the holders of a substantial number of warrants of the Company may exercise their right to convert their warrants into shares upon payment to the Company of the conversion price as the conversion dates approach.

    Any amounts which the Company may receive as part of any proposed licensing, distribution or joint venture arrangements whereby a partner may effect contributions in consideration for the transfer of certain rights to the Company's research projects, have not been taken into account in the Company's financial projections. The Company's ability to enter into such agreements depends in part on the results of evaluation tests of the Company's products, as well as on a number of economic and market factors over which the Company has little, if any, influence.

                                   SIGNATURES





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SENETEK PLC




                                       BY: /S/ A.J. Cataldo
                                           ---------------------------------
                                           ANTHONY J. CATALDO
                                           CHAIRMAN OF THE BOARD, AND
                                           CHIEF EXECUTIVE OFFICER


Date: April 7, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                          TITLE                      DATE





    /S/ A.J. Cataldo              Chairman of the Board,
------------------------          and Chief Executive Officer     April 7,1998
   Anthony J. Cataldo



    /S/ P.A. Logan                Company Secretary
------------------------          and Director                    April 7,1998
      P. A. Logan



      /S/ D. Carey                Chief Financial Officer         April 7,1998
------------------------
        D. Carey

                      POWER OF ATTORNEY TO SIGN AMENDMENTS



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Anthony J. Cataldo and Paul A. Logan, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



       SIGNATURE                          TITLE                      DATE


   /S/ A.J. Cataldo               Chairman of the Board,
-----------------------           and Chief Executive Officer    April 7, 1998
 (Anthony J. Cataldo)


    /S/ P.A. Logan                Company Secretary,
-----------------------           and Director                   April 7, 1998
     (P.A. Logan)


     /S/ G. Homan                 Director                       April 7, 1998
-----------------------
      (G. Homan)


    /S/ G.D. Frentz               Director                       April 7, 1998
-----------------------
     (G.D. Frentz)


    /S/ R.A. Oakes                Director                       April 7, 1998
-----------------------
     (R.A. Oakes)


    /S/ S. Georgiev               Director                       April 7, 1998
-----------------------
     (S. Georgiev)

                                  EXHIBIT INDEX





Exhibit No.                         Exhibit


10.37 Service Agreement dated June 30, 1997 between the Company and Mr A.J. Cataldo

10.38      Service Agreement dated June 30, 1997 between the Company and
           Dr G. Homan

10.39      Service Agreement dated June 30, 1997 between the Company and
           Mr C.D. Brune

10.40      Service Agreement dated June 30, 1997 between the Company and
           Dr R.A. Oakes