Form 10-Q
period 1998-03-31
SENETEK PLC /ENG/
filed 1998-05-15
CIK 789944

     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549

     FORM 10-Q


(Mark One)
_____
 X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
_____ Exchange Act of 1934 for the Quarterly period ended  March 31, 1998

     or
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

NOT APPLICABLE
________________________________________________________________________________
(former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               (1)  Yes  X    No
                                         ---


                               (2)  Yes  X    No
                                         ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.

March 31, 1998 (all one class):  52,623,471

                          SENETEK PLC AND SUBSIDIARIES




                             INDEX TO FORM 10-Q
                        QUARTER ENDED MARCH 31, 1998







PART I.  FINANCIAL INFORMATION                                                              Page No.



       Item 1 - Financial Statements

       Unaudited Consolidated Statement of Operations
       Three Months Ended March 31, 1998 and March 31, 1997                                      3


       Consolidated Balance Sheet
       March 31, 1998 (unaudited) and December 31, 1997                                          4


       Unaudited Consolidated Statement of Cash Flows
       Three Months Ended March 31, 1998 and March 31, 1997                                      5 & 6

       Consolidated Statement of Stockholders' Equity <Deficit>
       Notes to the Unaudited Consolidated Financial Statements                                  7


       Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                       9



PART II.  OTHER INFORMATION


       Not applicable


SIGNATURES                                                                                       18














                                       2.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                         3 Months Ended       3 Months Ended
                                           March 31,            March 31,
                                              1998                 1997

                                     ------------            ----------------

  Revenues:
   Product Sales                     $1,615                    $1,436

  Cost of Sales                       <903>                      <906>
                                     --------                  ----------
     Gross Profit                      712                        530

  Operating Expenses:
   Research & Development           <1,545>                      <881>
   General & Administration         <1,842>                      <796>
   Marketing & Promotion              <419>                      <598>
  Selling Expenses                    <153>                      <231>
                                     ----------               ------------
     Total Operating Expenses       <3,959>                     <2,506>

  Loss from Operations              <3,247>                     <1,976>

  Interest income                       41                          28
  Interest expense                     <19>                        <22>
  Other  income/<expense>               97                          <4>
                                     ---------                   ----------
  Loss before Taxation              <3,128>                     <1,974>

  Taxation                               --                         --
                                     ---------                   ----------

     Net Loss                       $<3,128>                    $<1,974>
                                     ---------                  ----------
   Net loss per ordinary
   share outstanding                $<0.06>                     $<0.04>

   Weighted average Ordinary shares
   outstanding                       52,512                     45,610
                                     ------------            ------------



See accompanying notes to unaudited consolidated financial statements.











                                       3.

                          SENETEK PLC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)



     March 31, December 31, 1998 1997
     (unaudited)
ASSETS


 Current Assets:
   Cash and Cash Equivalents                              $1,625        $6,216
 Inventory at cost                                         1,255           890
   Trade Receivables                                       1,411         1,123
   Non-Trade Receivables                                      39           113
   Receivable from Employee                                  311           311
   Prepaids and Deposits                                   1,091           939
                                                      ----------        ------

    Total Current Assets                                   5,732         9,592

   Property and Equipment, net                             2,120         1,909
   Goodwill and Other Intangible Assets - net              1,866         1,900

 Total Assets                                             $9,718  $     13,401
                                                            ====          ====

 LIABILITIES & STOCKHOLDERS' EQUITY
 Current Liabilities
   Line of Credit                                              0           900
   Accounts Payable                                        1,600         1,754
   Accrued Liabilities                                       722         1,353
   Accrued Compensation on Stock Options
    - Employees                                            3,570         3,048
    - Non-employees                                          920           840
                                                           6,812         7,895
                                                      ----------  ------------
 Stockholders' Equity:
   Ordinary shares $0.08 (5pence) par value:
   Authorized shares: 100,000,000
   Issued and outstanding shares:
   March 31, 1998 - 52,623,471
  December 31, 1997 - 52,186,821                           4,251         4,215

 Share Premium                                            51,212        50,711
 Accumulated Deficit                                     <52,604>      <49,476>
 Equity Adjustment from Foreign Currency Translation          47            56
                                                      ----------        ------

 Total Stockholders' Equity                           $2,906          $  5,506
                                                            ====          ====

 Total Liabilities and Stockholders' Equity               $9,718      $ 13,401
                                                            ====          ====


See accompanying notes to unaudited consolidated financial statements.



                                       4.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



     Three Months Ended
     March 31,
     1998 1997


CASH FLOWS FROM OPERATING ACTIVITIES:


     Net loss                                        $<3,128$  <1,974>

     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH:
       Depreciation and amortization                   90       151
       Gain on disposal of fixed assets                <7>      ---
       Stock Option Compensation                      602        --


     CHANGES IN ASSETS AND LIABILITIES:
       Trade Receivables <increase>/
        decrease                                     <288>     <73>
       Non-trade Receivables <increase>/
        decrease                                       74        49
       Inventory <increase>/decrease                 <365>     <167>
       Prepaids and deposits
        <increase>/decrease                          <152>     <139>
       Accounts payable and accrued
        liabilities increase/<decrease>              <785>       45
       Other Assets <increase>/decrease                --        --

                                                 ----------- ----------

Net Cash Used by Operating Activities          $<3,959>        $<2,108>
                                                 ====          ====


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment           $<268>            $<276>

                                              ---------          ---------


Net Cash Used by Investing Activities           $<268>            $<276>
                                                 ====              ====















                                       5.

                          SENETEK PLC AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CASH FLOWS
     (IN THOUSANDS)
     (UNAUDITED)


     Three Months Ended
     March 31,
     1998  1997



  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Issuance of Ordinary Shares from
    Exercise of Warrants                         $        537            1,733

   NET REPAYMENT OF SHORT TERM LOANS AND
    OVERDRAFTS                                          <900>  <30>
                                                      -------  --------

   NET CASH PROVIDED BY FINANCING ACTIVITIES     $      <363>  1,703
                                                         ====  ====


  NET INCREASE <DECREASE> IN CASH
   AND CASH EQUIVALENTS                          $    <4,590>    $<681>

  Cash and cash equivalents at the beginning
  of period                                           6,216              2,975

  Effect of exchange rate changes on cash                 <1>                5

  Cash and Cash Equivalents at the
  end of the period                              $      1,625    $2,299

                                                         ====             ====



Supplemental disclosures of cash flow information are as follows:


                           Amounts Paid
                           (in $ thousands)

                                        1998 1997


                          Interest      $     41   22
                          Income Taxes        --   --



See accompanying notes to consolidated financial statements.




                                       6.

                                  SENETEK PLC
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                (IN $ THOUSANDS)

                                                                                   Equity
                                                                                  Adjustment
                                                                                 from Foreign       Net
                                                  $      Share     Accumulated     Currency     Stockholders'
                                  Shares        Amount  Premium $   Deficit $    Translation $    Equity $
                                  ------        ------  ---------  -----------  --------------  -------------
Balances, December 31, 1997:      52,186,821   4,215     50,711      (49,476)     56             5,506
  Issuance of Ordinary shares
    in Private Placements            401,000      33        439                                    472
  Conversion of Debentures
  Warrants issued in connection
    with Convertible Debentures
  Options exercised                   35,650       3         62                                    65
  Net Loss                                                             (3,128)                   (3,128)
  Translation adjustment:

Balance, March 31, 1998:         $52,623,471  $4,251    $51,212      $(52,604)     $47           $2,906


The accompanying notes to consolidated financial statements are an integral part of this statement.






                                       7.

                          SENETEK PLC AND SUBSIDIARIES


     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 1998.CCSI was incorporated on June 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be achieved for the full fiscal year.

2. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S.GAAP).

3. The Company follows currency principles established by Statement of Financial Accounting Standards No. 52. All assets and liabilities in the balance sheets of the UK parent Company, foreign branches and subsidiaries where the functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than US dollars are translated at average monthly exchange rates Gains and losses arising from such translation are not included in determining net income but are accumulated in a separate component of stockholders' equity. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the US dollar are not included in determining net income but are accumulated in a separate component of stockholder' equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company's UK operation is the Pound Sterling.

 4. Sales, recognized at the time of shipment, are stated at the net invoiced value of goods and services supplied to customers after deduction of a value added tax where applicable.

5. During the 3 months ended March 31, 1998, the Company issued 436,650 new Ordinary shares in the form of American Depository Shares through the exercise of warrant and option entitlements at an average price of $ 1.23 per share.











                                       8.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:


     Three Months - January 1, 1998 through March 31, 1998



                          Actual  Weighted Average
                                           Equivalent

     _______________


               Shares outstanding at beginning
         of the period                          52,186,821  52,186,821

               Exercise of warrants                401,000     296,250

               Exercise of options                  35,650      28,730
                                                ----------  ----------

               Shares outstanding at the end
               of the period                    52,623,471  52,511,801
                                                ----------  ----------




7.   Inventory at cost comprises:

                                        March 31, December 31,
                                    1998                       1997
                                            (in $thousands)

                                  --------

           Finished Goods         $    647              $         462
           Raw Materials               607                        427
           Work in Progress  1           1
                                  --------                   --------
                                  $  1,255              $         890
                                  --------                   --------





     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


HISTORICAL DISCLOSURE

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.







                                    9.

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

The Company was formed in the United Kingdom in October 1983 and received its initial funding from a November 1983 public issuance of Ordinary shares in the U.K. A subsequent public financing was completed in the United States in May 1986. Since that date, save for an additional registration in May 1993 of shares issued to a US holder, the Company has relied on private placements of Ordinary shares to overseas investors to add to its capital base. As of March 31, 1998, approximately 95 per cent. of its outstanding shares were quoted in American Depositary Share format on the National Association of Securities Dealers Automated Quotations System.

The Company sponsors research in the field of the life sciences with particular emphasis on research relating to diseases associated with senescence or ageing and the subsequent commercial exploitation of the results of such research.
The main area in which the Company is involved is the treatment of male sexual dysfunction ("MSD") which includes the development, manufacture and sale of the Company's patented self-administered automatic syringe RELIAJECT (TM) as a delivery system. Following the successful conclusion of the Phase III clinical trials in the United Kingdom the Company has filed a Product License Application for the MSD product with the objective of obtaining the grant of a Product License for the commercial exploitation of the product. Product licensing applications were also filed for the MSD product with the medical evaluation agencies in Ireland, Denmark, Switzerland and New Zealand.

In addition, the Company has received Investigational New Drug ("IND") approval from the Food and Drug Administration ("FDA") and expects to file a New Drug Application ("NDA") with the FDA in the 4th Quarter of 1998.

The developed product is called INVICORP (TM) and is an injectable formulation of vasointestinal polypeptide in combination with the drug phentalomine mesylate.

In December, 1993, the Company formed a wholly owned subsidiary, SDDT Corporation based in St. Louis, Missouri, for the purposes of designing, manufacturing and exploiting RELIAJECT (TM), initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been investigated, notably in the case of Epinephrine. Epinephrine is designed as an antidote against anaphylactic shock, triggered by allergic reaction against conditions including food poisoning and insect stings. The Company is hoping to obtain approval for marketing the product during the 4th Quarter of 1998, in which event it may be possible to commence commercial sales of one of the dose ranges immediately thereafter. In addition, the Company plans to file at the earliest possible date an Abbreviated New Drug Application("ANDA") with the FDA for a pediatric application for this product.

The Company is also involved with research on the impact of aging on the skin. In September, 1995, the Company extended its interests by forming another wholly owned subsidiary, CCSI Corporation, based in Novato, California, for the acquisition, through CCSI, of the majority of the assets of Carme Inc., an organisation based in Novato, that had concentrated on the manufacture and distribution of a wide range of health and beauty products. This acquisition was designed to promote the Company's interest in the area of skin care, with particular emphasis to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the patented anti-aging KINETIN compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. The Company is seeking aggressively to market successfully a range of cosmetic products incorporating KINETIN. Research activity relating to Kinetin continues to be carried out through research groups in the US including the University of California at Irvine. Evidence to date suggests that the patented Kinetin product could represent a major breakthrough in the prevention or delay of aging characteristics in human fibroblasts. The Company also holds a patent for the use of kinetin in the treatment of psoriasis. The pharmaceutical development of kinetin would require the performance of extensive pivotal clinical studies prior to the filing of a product licensing application. This activity is not subject to the Company's presently planned activities.




                                    10.

CCSI completed its review of manufacturing operations during the second quarter of 1997 and decided to outsource production during the third quarter of 1997. CCSI continues to revise its product range and marketing strategy in order to identify the optimum product mix compatible with its resources.


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

RESULTS OF OPERATIONS

SALES

World-wide sales for the first quarter of 1998 totalled $1,615,000, an increase of 12% from sales of $1,436,000 for the first quarter of 1997.

In the Pharmaceutical Sector, sales increased by 68% from $ 263,000 for the first quarter of 1997, to $443,000 for the first quarter of 1998. This is due to additional sales of monoclonal antibodies to research organizations, and INVICORP (TM) to named patients through clinical practitioners.

In the Health and Cosmetics Sector, sales were unchanged at $1,171,000 for the first quarter of 1998 compared to $1,173,000 for the first quarter of 1997.


COST OF GOODS SOLD

Cost of goods sold for the first quarter of 1998, which includes manufacturing and material costs, was 55.9% of sales, or $903,000 down 7.3 percent from $907,000 in the first quarter of 1997.

In the Pharmaceutical Sector, cost of goods sold was 38.4% of sales for the first quarter of 1998, up 3 percent from the first quarter of 1997.

In the Health and Cosmetics Sector, cost of goods sold was 62.5% of sales for the first quarter of 1998 down 6.9 percentage points from the first quarter of 1997. This decrease is due to low margin product deletions.


OPERATING EXPENSES

RESEARCH & DEVELOPMENT

Research and Development expenses for the first quarter of 1998 totalled $1,544,000, an increase of 75.5% from Research and Development expenses of $880,000 in the first quarter of 1997.

Pharmaceutical Sector Research and Development accounts for 99.8% of the total for the Company for the first quarter of 1998, compared to 94.6% for the first quarter of 1997.

The increase in research and development costs for the first quarter of 1998 compared with the first quarter of 1997 reflects additional non-clinical development work in the area of carcinogenicity studies and increased activity in the area of pivotal clinical studies performed in connection with the licensing applications submitted for INVICORP (TM) to medicines evaluation agencies in several European countries and the pending NDA with the FDA in the United States. The number of in-house clinical trials monitoring staff shows an increase of 2 for the first quarter of 1998 compared to the first quarter of 1997.

                                      11.

MARKETING AND PROMOTION

Marketing and promotion expenses for the first quarter of 1998 totalled $419,000, a decrease of 30% from $598,000 in the first quarter of 1997. This is due to a change in the basis of allocation of expenditure to marketing which was revised for the 1998 Business Plan.

Pharmaceutical Sector marketing and promotion expenses for the first quarter of 1998 were $355,000, an increase of 14.5% from $310,000 for the first quarter of 1997. The increase relates to an ongoing, high-profile Public/Investor relations campaign, highlighting the clinical success and the commercialization potential of the INVICORP (TM) system.

Health and Cosmetics Sector marketing and promotion expenses for the first quarter of 1998 were $64,000, a decrease of 78% from $288,000 for the first quarter of 1997. The decrease is mainly due to a change in the allocation basis of expenditure to marketing.

GENERAL AND ADMINISTRATION

General and Administration ( "G&A" ) expenses for the first quarter of 1998 totalled $1,843,000, an increase of 131% from $797,000 for the first quarter of 1997.

Pharmaceutical Sector G&A expenses for the first quarter of 1998 were $1,563,000, an increase of 180%, from $559,000 for the first quarter of 1997.

The increases are mainly due to a change in the basis of allocation of expenditure from G&A to other cost centers and the recognition of $434,000 of stock compensation expense for employee stock based option plans in accordance with Accounting Principle Board Opinion No 25 ("APB 25") and $80,000 of stock compensation expense relating to the grant of stock options to non-employees in exchange for services rendered based on estimates for the fair value of the awards at the grant date.

Health and Cosmetic Sector G&A expenses for the first quarter of 1998 were $280,000, an increase of 18% from $238,000 for the first quarter of 1997.The decrease is mainly due to the net effect of the re-organisation of the Company's US operations at the end of 1997 and the recognition of $88,000 of stock compensation expense for employee stock option plans in accordance with APB 25.


SELLING EXPENSES

Selling expenses are only incurred in the Health and Cosmetics Sector and totalled $153,000 for the first quarter of 1998, a decrease of 34% from $231,000 from the first quarter of 1997.

The reduction relates to decreased salaries and broker commissions following the restructuring of the cosmetics business.


OPERATING LOSS

Operating loss from continued operations for the first quarter of 1998 totalled $3,246,000, an increase of 64% from $1,976,000 for the first quarter of 1997.

As explained above, increased Research & Development spending in the pharmaceutical sector and the recognition of stock compensation expense for employee and non-employee stock option plans were the main reasons for the increase in operating loss.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of 1998, the Company's liquidity represented by cash and deposits at banks decreased by $4,546,000 to $1,625,000. Net new funding amounted to $537,000 from the exercise of Warrants and Stock options. $900,000 of a $1,000,000 line of credit granted by the Bank of New York to CCSI was paid down by the Company in the first quarter of 1998

Working capital increased from $285,000 as of December 31,1997, to $1,516,000 as of March 31,1998.
                                      12.

Net cash used by operating activities from continuing operations totalled $3,959,000 in the first quarter of 1998, an increase of $1,851,000 from the corresponding period in 1997.

Cash used for capital on fixtures and fittings and plant and machinery expenditure was $268,000 in the first quarter of 1998, a decrease of $8,000 from the corresponding period in 1997.

To date the Company has realized only modest revenues from its operations and has, in the past, had to depend on raising additional equity funds to meet its future requirements at planned levels.

The Company's most significant revenue commitments are its contract research agreements, consulting agreements, employment agreements and its property leases. In addition capital expenditure of approximately $3 million in addition to $1.2 million already spent is envisaged for 1998 in connection with the purchase of additional plant and machinery in order to achieve capacity at a substantial level for the production and sub-assembly of the Company's Reliaject components.

The Company anticipates spending approximately $14 million during 1998 on the development and commercialization of its pharmaceutical products, including Reliaject applications and on its administrative and marketing structure generally. Management are of the opinion that revenues during 1998 from CCSI'S trading activities, the sale of monoclonal antibodies and the sale of Invicorp on a named patient basis although continuing at present levels will not be sufficient to sustain the Company's short term financial requirements. On April 28,1998, the Company therefore entered into a Regulation 'S' Equity Purchase agreement with Windsor Capital Limited for the procurement of additional funds through arrangements that will include the issue of 1,100,000 5p Ordinary shares at a purchase price of $3.00 per share under the terms and conditions of Regulation 'S'. In addition to such share purchase 1,100,000 3 year Warrants were issued entitling the subscriber to purchase a further 1,100,000 5p Ordinary shares at $5.00 per share at any time from 90 days after the date of closing until April 27, 2001. A 10% fee was paid to intermediaries for the above arrangement and the Company received net proceeds of $2,970,000. Financing arrangements also include a Credit Agreement dated April 28,1998 for the establishment of an unsecured $10,000,000 line of credit from the subscriber for the $3,300,000 equity issue. The credit line will be available for a period of 2 years from the date of closing. The Company will issue 3 year Warrants in the number of 142,860 to subscribe for Ordinary shares at an exercise price of $3.50 for each $500,000 draw down of the credit facility. In addition the Company will issue one 3 year Warrant for every five of the aforementioned Warrants at an exercise price of $6.00. A condition of the credit agreement is that Windsor Capital is granted cost free registration rights on exercise of the Warrants.

It is management's belief that the interest expressed by several major organisations may lead to license agreements of a substantial nature in due course, for both the Company's MSD and Kinetin products although no assurance can be given that the Company will be successful in securing such an agreement.



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

The auto-injector syringe has been fully developed and is available for commercialization. It has been utilized for testing purposes as a delivery system for the MSD product and for Epinephrine (for which, subject to FDA approval, it may be possible to commence effecting sales in conjunction with the syringe in the fourth quarter of 1998). However, production at what it is hoped will be a substantial

                                      13.

commercial volume is dependent upon the completion and installation of additional specialized plant and machinery currently contracted for at a cost, which is estimated to be in the region of $4.2 million in the period fiscal 1997 and 1998.

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

It is not practicable at the present time to indicate the probable future operating results and equity capital requirements, but it is anticipated that some revenues may continue to be generated by the Company during fiscal 1998, possibly, through (i) the receipt of licensing fees or contributions from intending partners relating to the MSD and KINETIN projects, and from Ephinephrine, (ii) from the trading results, or licensing arrangements from CCSI, (iii) from the sales of monoclonal antibodies, (iv) from sales or licensing of the syringe and (v) from sales of the MSD product to clinicians on a named-patient basis. However, no assurances can be given that this course of events will transpire. Such revenues, if received, may not be sufficient to address the anticipated expenditures and capital commitments of the Company in the near future.


FACTORS AFFECTING THE COMPANY

HISTORY OF LOSSES

The Company, despite its inception over 13 years ago in October 1983, is still developing its commercial objectives, and its business is subject to all the significant risks inherent in the establishment of a relatively new business enterprise. The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive and regulatory environment in which the Company is operating. Since inception, the Company has only produced $17,061,000 in gross revenues and has cumulative losses of $52,601,000 (including a net loss of $15,539,000 in fiscal 1997). Although certain of the Company's products may be marketed in the first half of 1998, there can be no assurance that marketing will begin when the Company anticipates, if at all, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1998.

NEED FOR FINANCING

The Company's continuing development and subsequent commercialization of its pharmaceutical products in a timely manner is dependent upon maintaining adequate sources of finance during the period up to the marketing stage. Senetek currently has sufficient equity, cash flow or bank facilities to continue its operations during fiscal 1998 but, as indicated, the Company has obtained additional financing through the sale of equity securities in the Company and the grant of a line of credit. In the event that the Company is unable to receive adequate funding, or the costs of development and operations prove greater than anticipated, the Company could be required to curtail its operations or to seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to the Company. If the Company's cash requirements cannot be successfully addressed, there would be a material adverse effect on the Company's business, its financial condition and results of operations.

Any amounts which the Company may receive as part of any proposed licensing, distribution or joint venture arrangements whereby a partner may effect contributions in consideration for the transfer of certain rights to the Company's research projects have not been taken into account in the the Company's financial projections. The Company's ability to enter into such agreements depends in part on the of evaluation tests of the Company's products, as well as on a number of economic and market factors over which the Company may have little, if any, influence.


                                      14.

DEPENDENCE ON KEY PERSONNEL

The Company is dependent, in particular, upon the services of Mr. Anthony Cataldo, its Chief Executive Officer, Dr Gerlof Homan, its Chief Scientific Advisor, Mr. Clifford Brune, its Chief Operating Officer and Mr Paul Logan, its Company Secretary and former Chief Financial Officer. If Mr. Cataldo, Dr Homan, Mr. Brune and Mr Logan were unable to provide their services to the Company for whatever reason, the Company's business could be adversely affected. Since these executives are involved in most aspects of the Company's business, there can be no assurance that suitable replacements could be found if they were unable to perform services for the Company. In addition, the Company's ability to market its products and fulfil its business plan will depend, in large part, upon its ability to attract and retain qualified personnel in its field. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract or retain such personnel.


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

Competition

Competition in the biotechnology and biomedical fields and in the cosmetics industry is intense and is expected to increase. A major company, Pfizer has developed and begun marketing in the United States a product, Viagra that competes with the Company's MSD product. Viagra is an oral therapy and the sales achieved in a comparatively short period of time have been spectacular. Many of the companies in the biotechnology and biomedical fields and the cosmetics industry have substantially greater research and development, marketing, financial and human resources than the Company and, accordingly, may provide significant long-term competition.



                                      15.

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

FACTORS AFFECTING THE COMPANY'S COSMETICS BUSINESS

Reliance on Suppliers

Although CCSI no contracts out manufacture of all of its own products, it purchases raw materials from third-party suppliers. CCSI does not presently have any long-term contracts with these suppliers and, as a consequence, any of these relationships may be terminated by either party, at any time. Although CCSI believes that other suppliers are available who can produce similar materials and products, there can be no assurance that such materials would be available to the Company on an immediate basis if needed, or at prices similar to those now paid by CCSI.


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







                                      16.

SAFE HARBOR STATEMENT ( FORWARD LOOKING STATEMENT )

The statements in this report that relate to future plans, events or performances are forward looking statements that involve risks and uncertainties, including risks associated to uncertainties pertaining to customer orders , demand for product and services, development of markets for the Company's products and services and other risks identified in the Company's Commission filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESIGNATION OF DIRECTOR

Dr G. Homan has chosen not to stand for re-election as a director of the Company and has expressed no disagreements with the Company regarding matters affecting the Company's operations, policies, practices and financial statements.

FORM 8-K

No reports on Form 8-K were filed during the first quarter of 1998.




























                                      17.

                              S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









     SENETEK PLC
     (REGISTRANT)







                Date:  May 14, 1998  /S/ANTHONY J. CATALDO
                       ------------  ---------------------------
                                              ANTHONY J. CATALDO
                                              CHAIRMAN &

                            CHIEF EXECUTIVE OFFICER







              Date:   May 14,  1998  /S/DAVID CAREY
                     --------------  ----------------------------
                                          DAVID CAREY
                                          CHIEF FINANCIAL OFFICER