Form 10-Q
period 1998-06-30
SENETEK PLC /ENG/
filed 1998-08-14
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

-----
  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30,1998
-----

                                       or

-----
         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______
-----


                       Commission file number    0-14691
                                              ------------


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



   June 30, 1998 (all one class):    54,540,692 Ordinary shares 5p par value
   -------------------------------------------------------------------------

                          This document contains pages

                          SENETEK PLC AND SUBSIDIARIES




                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998






PART I.  FINANCIAL INFORMATION

                                                                        Page No.



          Item 1 - Financial Statements


          Unaudited Consolidated Statement of Operations
          Three Months Ended June 30, 1998 and June 30, 1997
          Six Months Ended June 30, 1998 and June 30, 1997 .........       3



          Consolidated Balance Sheet
          June 30, 1998 (unaudited) and December 31, 1997 ..........       4


          Unaudited Consolidated Statement of Cash Flows
          Nine Months Ended June 30, 1998 and June 30, 1997 ........      5&6


          Consolidated Statement of Stockholders' Equity
          Six Months Ended June 30, 1998 ...........................       7


          Notes to the Unaudited Consolidated Financial Statements .       8


          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................      10


PART II.  OTHER INFORMATION


          Not applicable




SIGNATURES

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands of dollars except per share data)
                                   (Unaudited)


                                          3 Months Ended        6 Months Ended
                                             June 30,              June 30,
                                         1998       1997        1998      1997
                                       -------    -------    -------    -------
Revenues:
   Product sales ...................   $ 1,157      1,667    $ 2,772      3,103

   Cost of sales ...................      (767)    (1,134)    (1,670)    (2,040)
                                       -------    -------    -------    -------

Gross Profit .......................       390        533      1,102      1,063

Operating Expenses:
   Research & development ..........    (1,704)    (1,139)    (3,249)    (2,020)
   General & administration ........    (1,897)      (911)    (3,739)    (1,707)
   Marketing & promotion ...........       (28)      (912)      (447)    (1,510)
   Selling expenses ................       (81)      (192)      (234)      (423)
                                       -------    -------    -------    -------

     Total Operating Expenses ......    (3,710)    (3,154)    (7,669)    (5,660)

Loss from operations ...............    (3,320)    (2,621)    (6,567)    (4,597)

Interest Expense ...................       (12)       (36)       (31)       (58)
Interest income ....................        54         36         95         64
Other income .......................      --            5         97          1
                                       -------    -------    -------    -------
Loss before taxation ...............    (3,278)    (2,616)    (6,406)    (4,590)

Taxation ...........................      --         --         --         --
                                       -------    -------    -------    -------

     Net Loss ......................   $(3,278)    (2,616)   $(6,406)    (4,590)
                                       =======    =======    =======    =======

   Net loss per ordinary
   share outstanding ...............   $ (0.06)     (0.05)   $ (0.12)     (0.10)

   Weighted average
   Ordinary shares
   outstanding .....................    54,106     47,984     53,328     46,792
                                       -------    --------   -------    -------





The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)

                                                                June 30,   December 31,
                                                                  1998        1997
                                                              (unaudited)   (audited)
                                                              -----------  ------------
Assets

Current Assets:
   Cash and Cash Equivalents ................................   $    989    $  6,216
   Inventory ................................................      2,007         890
   Trade Receivables ........................................      1,110       1,123
   Non-Trade Receivables ....................................         89         113
   Receivable from Employee .................................        311         311
   Prepaids and Deposits ....................................      1,286         939
                                                                --------    --------

         Total Current Assets ...............................      5,792       9,592

   Property and Equipment - net of depreciation .............      2,738       1,909
   Goodwill and Other Intangible Assets - net of amortization      1,833       1,900
                                                                --------    --------

         Total Assets .......................................   $ 10,363    $ 13,401
                                                                ========    ========
Liabilities & Stockholders' Equity
Current Liabilities
   Bank Overdraft ...........................................        195        --
   Line of Credit ...........................................       --           900
   Accounts Payable .........................................      1,458       1,754
   Accrued Liabilities ......................................        366       1,353
   Accrued Compensation on Stock Options
            -- Employees                                           3,846       3,048
            -- Non Employee                                          920         840
   Capital Leases ...........................................        199        --
                                                                --------    --------
                                                                   6,984       7,895
                                                                ========    ========

Long Term Liabilities
   Capital Leases ...........................................        133        --

Stockholders' Equity:
   Ordinary shares $0.08 (5p) par value:
   Authorized shares: 100,000,000
   Issued and outstanding shares:
      June 30, 1998 - 54,540,692
      December 31, 1997 - 52,186,821 ........................      4,404       4,215

Share Premium ...............................................     54,677      50,711
Accumulated deficit .........................................    (55,878)    (49,476)
Equity adjustment from foreign currency translation .........         43          56
                                                                --------    --------

Total Stockholders' Equity ..................................   $  3,246    $  5,506
                                                                --------    --------

Total Liabilities and Stockholders' Equity ..................   $ 10,363    $ 13,401
                                                                ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                              Six Months Ended
                                                                   June 30,
                                                             1998         1997
                                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................     $(6,406)     $(4,590)
Adjustments to reconcile net loss to net cash:
   Depreciation and amortization .....................         225          327
   Gain on disposal of fixed assets ..................          (7)
   Stock option compensation .........................         878
   Interest on Convertible Debentures
   effected by issue of shares .......................                       45


Changes in assets and liabilities:

Trade receivables decrease/(increase) ................          13         (266)
Non-trade receivables decrease/(increase) ............          32           44
Inventory (increase)/decrease ........................      (1,117)         362
Prepaids and deposits (increase)/decrease ............        (347)        (465)
Accounts payable and accrued liabilities (decrease) ..        (952)        (156)
                                                           -------      -------

Net cash (used) by operating activities ..............     $(7,681)     $(4,699)
                                                           -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment ................        (987)        (485)
                                                           -------      -------

Net cash provided (used) by investing activities......     $  (987)     $  (485)
                                                           =======      =======



The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)



                                                       Six Months Ended
                                                           June  30,
                                                      1998          1997
                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds of issuance of
      Ordinary shares from Private placements,         4,155        8,874
      exercise of Warrants, Options and
      Convertible Debentures
      Options and Convertible Debentures
   (Decrease)/increase in bank overdraft .......        (705)         355
                                                     -------      -------

Net cash provided by financing activities ......     $ 3,450        9,229
                                                     =======      =======



NET (DECREASE)/INCREASE  IN CASH
  AND CASH EQUIVALENTS .........................      (5,218)       4,045
Cash and cash equivalents at the beginning
  of the year ..................................       6,216        2,975
Effect of exchange rate changes on cash ........          (9)        --
                                                     -------      -------

Cash & cash equivalents at the end of the period     $   989        7,020
                                                     =======      =======




Supplemental disclosures of cash flow information are as follows:


                                                         Amounts Paid
                                                       (in $ thousands)
                                                     --------------------
                                                       1998         1997
                                                     --------     -------

Interest .......................................        31           13




The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   SENETEK PLC
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     For The Six Months Ended June 30, 1998
                     (In $ Thousands, Except For Share Data)

                                                                                                           Equity
                                                                                                         Adjustment
                                                                                                        from Foreign      Net
                                                                        $         Share    Accumulated    Currency     Stockholders'
                                                          Shares      Amount    Premium $   Deficit $   Translation $    Equity $
                                                         ----------   ------   ----------  -----------  -------------  -------------
Balances, December 31, 1997: .........................   52,186,821    4,215     50,711     (49,476)          56           5,506
   Issuance of Ordinary shares in Private Placements..    1,100,500       90      2,880                                    2,970
   Warrants exercised ................................      458,706       33        652                                      685
   Options exercised .................................      794,665       66        434                                      500
   Net Loss ..........................................                                       (6,406)                      (6,406)
   Translation adjustment: ...........................                                                        (9)             (9)
                                                         ----------   -------  --------    --------        -----         -------

Balance, June 30, 1998: ..............................   54,540,692   $ 4,404  $ 54,677    $(55,882)       $  47         $ 3,246



The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences Inc.("CCSI") (formerly Carme International, Inc.), (both Delaware corporations) for the six months ended June 30, 1998. CCSI was incorporated on September 21, 1995 and commenced business on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5. During the 6 months ended June 30, 1997, the Company issued 2,353,871 new Ordinary shares, through the sale of Ordinary shares under Regulation S and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price of $1.77 per share.


6. The Company issued 1,917,221 new Ordinary shares in the second quarter of 1998, through the sale of Ordinary shares under Regulation S and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price per share of $1.89.

7. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:

                                            Second Quarter 1998          First six months 1998
                                          Actual    Weighted Average    Actual    Weighted Average
                                                       Equivalent                     Equivalent
                                        ----------  ----------------  ----------  ----------------
          Shares outstanding at
          beginning of the period....   52,623,471     52,623,471     52,186,821     52,186,821

          Private Placements ........    1,100,500      1,014,755      1,100,500        504,575

          Exercise of warrants ......       57,706         44,241        457,706        373,379

          Exercise of Share Options..      759,015        423,888        795,665        262,953
                                        ----------     ----------     ----------     ----------
          Shares outstanding at the
            end of the period .......   54,540,692     54,106,355     54,540,692     53,327,728
                                        ----------     ----------     ----------     ----------

          Shares issued .............    1,917,221           --        2,353,871           --

          Average price per share ...   $     1.89           --       $     1.77           --


8.        Inventory at cost comprises:

                                                        June 30,    December 31,
                                                          1997          1997
                                                        --------    ------------
                                                            (in $ thousands)

          Finished Goods .............................   $  738        $  879
          Raw Materials ..............................    1,268           776
          Work in Progress ...........................        1             2
                                                         ------        ------
                                                         $2,007        $1,657
                                                         ------        ------

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


The main areas in which the Company is involved are the treatment of male sexual dysfunction ("MSD"), which includes the development, manufacture and sale of a patented self-administered automatic injector syringe as a delivery system. The patented auto injector system is referred to as Reliaject(TM) and the combination therapy of vasoactive intestinal polypeptide and phentolamine mesylate for the treatment of MSD administered with Reliaject(TM) is referred to as the Invicorp(TM) product. Phase III Clinical Trials for Invicorp(TM) are now complete and product licensing applications have been filed in the United Kingdom ("UK"), Ireland, Denmark, Switzerland, South Africa and New Zealand. The Company is planning to lodge a New Drug Application ("NDA") in the United States ("US") at the earliest practicable time, possibly in the second half of 1998. In December, 1993, the Company formed a wholly owned subsidiary, Senetek Drug Delivery Technologies Inc. "SDDT" (formerly named MEIS Corporation) -- a Delaware Corporation formerly based in St. Louis and now based in Napa, California, for the purposes of designing, manufacturing and exploiting the syringe, initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been and are being investigated, notably in the case of Epinephrine, as an antidote against anaphylactic shock.


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


In September 1995, the Company extended its interests by forming another wholly owned subsidiary, Carme Cosmeceutical Sciences Inc. ("CCSI") (formerly named Carme International Inc.) - a Delaware Corporation formerly based in Novato, California but now located at Napa, California, for the acquisition of the majority of the assets of Carme Inc., a corporation based in Novato, that manufactured and distributed a wide range of health and beauty products. The acquisition was designed to promote the Company's interest in the area of skin care, with particular reference to potential anti-aging aspects, and specifically to provide a vehicle for the manufacture and distribution of a product featuring the patented kinetin compound (formerly referred to as Factor X or Vivakin) in cosmeceutical format. CCSI revised its supply chain strategy during 1997 with the result that total manufacturing requirements were outsourced from the fourth quarter of 1997. Additional resources have been focused on the commercialization of kinetin and the revitalization of CCSI's Mill Creek core brands. During the fourth quarter of 1997 Senetek re-located its SDDT, CCSI and US Corporate activities to a single site in Napa, California. The move was completed in January 1998 with the closure and relocation of the CCSI

Novato facility, the SDDT St Louis syringe manufacturing facility and the New York Corporate office. Senetek's Scientific Research Center continues to operate out of the Tesson Grove Medical Center in St Louis.

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

MALE SEXUAL DYSFUNCTION ("MSD") INVICORP(TM)

The Company has continued to liaise with research groups, clinicians and consultants to conduct controlled clinical trials in the United Kingdom, following the completion of the earlier stage trials in Denmark. Further liaison is conducted with consultants and clinicians in the USA. The Company proposes to expedite the development and subsequent commercialisation of its Invicorp(TM) product either through its own resources where appropriate or commercially advantageous, or in co-operation with potential pharmaceutical partners, distributors or licensees.

In the second quarter of 1998, one of the active constituents of Invicorp(TM), Vasoactive Intestinal Polypeptide; was granted a British Approved Name ("BAN") -- aviptadil.

Marketing Authorisation Applications ("MAA's") were filed for Invicorp(TM) in 1997 with the relevant regulatory bodies in the United Kingdom, Ireland, Denmark, Switzerland, South Africa and New Zealand. A marketing permit for Denmark was granted in the third quarter of fiscal year 1998 and the Company seeks to obtain other marketing authorisations by the end of 1998. An application under the European Mutual Recognition Procedure ("MRP") is pending depending on the choice of Reference Member State ("RMS") in Europe. In the USA, Invicorp(TM) received Investigational New Drug ("IND") approval from the Federal Food & Drug Administration ("FDA") enabling the Company to conduct clinical trials in the USA and the Company expects to file a New Drug Application ("NDA") with the FDA during the second half of 1998.

SELF-ADMINISTERED AUTO-INJECTOR SYRINGE (RELIAJECT(TM))

The Company's patented auto-injection device ("ReliaJect(TM)") has now been fully developed by SDDT, and is currently being used as the delivery device for the Invicorp(TM) in both clinical trials and for supplies, in Europe, on a named patient basis. The potential for parenteral delivery of other drugs using the ReliaJect(TM) device, in additional to Invicorp(TM) and epinephrine (adrenaline) referred to herein is under active review and investigations into other potential applications.

EPINEPHRINE IN THE RELIAJECT(TM) AUTO-INJECTION DEVICE


The Company has filed an Abbreviated New Drug Application ("ANDA") with the
US FDA during 1998 fo for the proposed administration of epinephrine by sub-cutanus injection delivered via the ReliaJect(TM) auto-injection device, under the proposed brand name "AdrenaJect". The Company plans to file a MAA with the Medicines Control Agency ("MCA") in the United Kingdom during the second half of 1998. Epinephrine (adrenaline in Europe) is a well recognised and documented compound that is used as an emergency antidote in anaphylactic shock -- a life threatening condition triggered by a severe allergic reaction to insect stings, insect bits and to certain foodstuffs. It is hoped that marketing approval in the USA may be gained in the last quarter of 1998 with commercial sales commencing in 1999. In addition, the Company is developing a pediatric formulation for epinephrine in the ReliaJect(TM) auto-injection device with a view to filing an ANDA with the FDA at the earliest practicable date. Identification of, and negotiations with, prospective commercial partners for epinephrine in the ReliaJect(TM) device are in early stages.


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

The Company also holds a patent for the use of kinetin in the treatment of psoriasis.This pharmaceutical application of kinetin would require further extensive pivotal clinical studies and toxicology testing prior to the filing of product licensing applications. This additional activity is not subject to the Company's presently planned activities.


GENERAL

Research and Development expenditure amounted to $5,026,000, $2,187,000 and $1,925,000 for fiscal 1997, 1996 and 1995 respectively.


MANUFACTURING AND MARKETING

The Company's subsidiary, SDDT, has installed plant and machinery for the manufacture and assembly of the components for Reliaject(TM) on a limited production basis and has now either purchased or entered into the necessary capital commitments to provide high volume manufacturing at the new facility at Napa, California which is planned to begin during the fourth quarter of 1998.

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


In the case of CCSI, manufacture, filling and labelling of its products are now outsourced. In South Africa and the United Kingdom licenses to manufacture have been granted for the Mill Creek line of skincare products. CCSI's products are distributed internationally, with the majority of the products being sold within the North American Free Trade Area ("NAFTA") through its marketing organization covering two main sectors, natural products, and speciality mass markets. Distribution agreements have been signed within the US and abroad. There is no significant reliance on main or specialised suppliers, and it is not anticipated that problems will arise over the question of access to raw materials that are generally available and that will be required for CCSI's contract manufacturing processes.


In accordance with an agreement entered into with the Research Foundation for Mental Hygiene Inc. ("the Foundation"), the Company, which has been granted the exclusive right to certain of the

Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to the early diagnosis of Alzheimer's disease, and continues to effect sales of such antibodies, which are sourced from outside suppliers to the scientific community for research purposes in consideration for a royalty entitlement in favor of the Foundation. The Company is reliant on the sourcing of the monoclonal antibodies from a specific biotech organization at the present time.

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


RESULTS OF OPERATIONS

SALES

World-wide sales for the second quarter of 1998 totalled $1,157,000, a decrease of 30.6% from sales of $1,667,000 for the second quarter of 1997.


In the Pharmaceutical Sector, sales increased by 60.4% from $222,000 for the second quarter of 1997, to $356,000 for the second quarter of 1998. This is due mainly to additional sales of monoclonal antibodies to research organizations.



In the Cosmetics Sector, sales decreased by 44.6% from $1,445,000 in the second quarter of 1997 to $801,000 for the second quarter of 1998. This is primarily due to rationalization of the CCSI product portfolio and the elimination of a large number of low margin items.


World-wide sales for the first six months of 1998 totalled $2,772,000, a decrease of 10.7% from sales of $3,103,000 for the first six months of 1997.

Pharmaceutical Sector sales increased by 64.5% from $485,000 for the first six months of 1997, to $798,000 for the first six months of 1998. This is due mainly to additional sales of monoclonal antibodies.

Cosmetic Sector sales decreased by 24.6% from $2,618,000 for the first six months of 1997, to $1,974,000 for the first six months of 1998. This is primarily due to rationalization of the CCSI product portfolio and the elimination of a large number of low margin items.

COST OF GOODS SOLD

Cost of goods sold for the second quarter of 1998, which includes contract manufacturing and material costs, was 66% of sales, or $767,000, down 32.4% from $1,134,000 in the second quarter of 1997. The decrease is due mainly to decreased sales volume in the cosmetics sector.

In the Pharmaceutical Sector, cost of goods sold for the second quarter of 1998 was 48% of sales, or $172,000 up 62.3% from $106,000 in the second quarter of 1997. This is due primarily to the increased sales volume of monoclonal antibodies.

In the Cosmetics Sector, cost of goods sold for the second quarter of 1998 was 74% of sales, or $595,000 a decrease of 42.1% from $1,028,000 in the second quarter of 1997. This is primarily due to the decreased sales volumes of CCSI products following the rationalization of the product range and the elimination of low gross margin products.

Cost of goods sold for the first six months of 1998 was 60% of sales, or $1,670,000, down 18.1% from $2,040,000 for the first six months of 1997. The decrease is due mainly to decreased sales volume in the cosmetics sector which was partly offset by a favourable product mix.


In the Pharmaceutical Sector, cost of goods sold for the first six months of 1998 was 43% of sales, or $342,000 up 71.9% from $199,000 for the first six months of 1997. This is due primarily to the increased sales volume of monoclonal antibodies.


In the Cosmetics Sector, cost of goods sold for first six months of 1998 was 67% of sales, or $1,328,000 a decrease of 27.9% from $1,841,000 for the first six months of 1997. This is primarily due to the decreased sales volumes of CCSI products following the rationalization of the product range and the elimination of low gross margin products.


OPERATING EXPENSES

RESEARCH & DEVELOPMENT

Research and Development ("R&D") expenditure for the second quarter of 1998 totalled $1,705,000, an increase of 49.7% from $1,139,000 in the second quarter of 1997.

In the Pharmaceutical Sector R&D accounted for 99.7% of the total for the Company for the second quarter of 1998, compared to 97.4% for the second quarter of 1997.The increased expenditure was due mainly to additional spending on pivotal clinical studies, regulatory approvals and toxicological studies, in particular for the upcoming New Drug Application ("NDA") submission with the FDA in the United States.

R&D expenditure for the first six months of 1998 totalled $3,249,000, an increase of 60.8% from $2,020,000 for the first six months of 1997.

In the Pharmaceutical Sector R&D accounted for 99.8% of the total for the Company for the first half of 1998, compared to 96.1% for the first half of 1997.The increased expenditure was due mainly to additional clinical spending on pivotal clinical studies , regulatory approvals and toxicological studies, in particular for the upcoming NDA submission with the FDA in the United States.

GENERAL AND ADMINISTRATION

General and Administration ("G&A") expenses for the second quarter of 1998 totalled $1,897,000, an increase of 82.3% from $911,000 in the second quarter of 1997.


Pharmaceutical Sector G&A expenses for the second quarter of 1998 totalled $1,532,000, an increase of 152.0% from $608,000 in the second quarter of 1997. The increase is due mainly to the ongoing costs of retaining (1) a Public relations company in the second half of 1997 to focus on investor relations and the product development status of Invicorp and Kinetin and (2) a Consulting company in the second half of 1997 focusing on Marketing opportunities and product licensing negotiations with potential Pharmaceutical partners for Invicorp and also the setting up of raw materials supply and contract manufacturing agreements for Invicorp to ensure commercial supply chain capability. Other reasons for the increased expenditure are the recognition of $147,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 ("APB 25") and for non employee based stock option plans in accordance with Financial Accounting Standard No 123 ("FAS 123"). Also, a change in the basis of the allocation of salaries and welfare and benefits to G&A , indicated in the 1998 Business Plan shows an increase compared to the same basis period in 1997.


Cosmetic Sector G & A expenses for the second quarter of 1998 totalled $365,000, an increase of 20.5% from $303,000 in the second quarter of 1997. The increase is mainly due to the recognition of $129,000 of stock compensation expense for employee based stock option plans in accordance with APB 25. This increase is partly offset by a reduced level of allocated G&A costs following the relocation of most of the US operations to one site (in Napa, California) in 1998 compared to the same basis period in 1997.

G&A expenses for the first six months of 1998 totalled $3,739,000, an increase of 119.0% from $1,707,000 in the first six months of 1997.

Pharmaceutical Sector G&A expenses for the first six months of 1998 totalled $3,094,000, an increase of 165.1% from $1,167,000 in the first six months of 1997. The increase is due mainly to the ongoing costs of retaining (1) a Public relations company in the second half of 1997 to focus on investor relations and the product development status of Invicorp and Kinetin and (2) a Consulting company also in the second half of 1997 focusing on Marketing opportunities and product licensing negotiations with potential Pharmaceutical partners for Invicorp and also the setting up of raw materials supply and contract manufacturing agreements for Invicorp to ensure commercial supply chain capability. Other reasons for the increased expenditure are the recognition of $661,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 ("APB 25") and for non employee based stock option plans in accordance with Financial Accounting Standard No 123 ("FAS 123"). Also, a change in the basis of the allocation of salaries and welfare and benefits to G&A , indicated in the 1998 Business Plan shows an increase compared to the same basis period in 1997.


Cosmetic Sector G & A expenses for the first six months of 1998 totalled $645,000, an increase of 19.4% from $540,000 for the first six months of 1997. The increase is mainly due to the recognition of $217,000 of stock compensation expense for employee based stock option plans in accordance with APB 25. This increase is partly offset by a reduced level of allocated G&A costs from US shared services following the relocation of most of the US operations to one site (in Napa, California) in 1998 compared to the same basis period in 1997.

MARKETING AND PROMOTION

Marketing and promotion expenses in the second quarter of 1998 totalled $28,000, a decrease of 96.9% from $912,000 in the second quarter of 1997.

Pharmaceutical Sector marketing and promotion expenses for the second quarter of 1998 were $(27,000), a decrease of 104.3% from $633,000 in the second quarter of 1997. The decrease is due mainly to reclassification of public/investor relations and marketing/product licensing consultancy costs to G&A.. These costs are referred to in the General and Administration note above. A revision to the basis of salary allocations as adopted in the 1998 Business Plan is also part of the decrease.

 Cosmetics Sector marketing and promotion expenses for the second quarter of 1998 were $55,000, a decrease of 80.3% from $279,000 in the second quarter of 1997. The decrease is due mainly to the advertising costs associated with the promotion of the Kinetin (TM) products in 1997 which are non recurring in 1998.

Marketing and promotion expenses for the first six months of 1998 totalled $447,000, a decrease of 70.4% from $1,510,000 for the first six months of 1997.

Pharmaceutical Sector marketing and promotion expenses for the first six months of 1998 were $328,000, a decrease of 65.2% from $943,000 for the first six months of 1997. The decrease is due mainly to reclassification of public/investor relations and marketing/product licensing consultancy costs to G&A, as referred to in General and Administration above. A revision to the basis of salary allocations as adopted in the 1998 Business Plan is also part of the decrease.

 Cosmetics Sector marketing and promotion expenses for the first six months of 1998 were $119,000, a decrease of 79.0% from $567,000 for the first six months of 1997. The decrease is due mainly to the advertising costs associated with the promotion of the Kinetin(TM) products in 1997 which are non recurring in 1998.

SELLING EXPENSES

Selling expenses are only recorded in Cosmetics Sector and totalled $81,000 for the second quarter of 1998, a decrease of 57.8% from $279,000 in the second quarter of 1997.

Selling expenses for the first six months of 1998 totalled $234,000, a decrease of 44.7% from $423,000 in the first six months of 1997. The reduction relates to decreased salaries and broker commissions following the restructuring of the cosmetics business in the third quarter of 1997.

OPERATING LOSS

Operating loss from continued operations for the second quarter of 1998 totalled $3,321,000, an increase of 26.7% from $2,621,000 in the second quarter of 1997.

Operating loss from continued operations for the first six months of 1998 totalled $6,567,000, an increase of 42.9% from $4,597,000 for the first six months of 1997.

As explained above, increased R&D, Public/Investor Relations, Marketing/product licensing, supply chain set up spending and the recognition of stock compensation expense were the main reasons for the increased operating loss.


FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES


For the first six months of 1998, the Company's liquidity represented by cash and deposits at banks decreased by $5,227,000 to $989,000. New funding amounted to $4,415,000 from the exercise of Warrants and Options and the sale of 1,100,000 ordinary shares at $3.00 per share less 10% commission to Windsor Capital Limited under the terms and conditions of Regulation S.

Working capital increased from $269,000 as of December 31,1997, to $2,641,000 as of June 30,1998.

Net cash used by operating activities from continuing operations totalled $7,681,000 in the first six months of 1998, an increase of $2,982,000,000 from the first six months of 1997.

Cash used for capital expenditure was $987,000 in the first six months of 1998, an increase of $502,000 from the first six months of 1997.


The Company anticipates that expenditure could exceed income by approximately $6,000,000 through the ongoing development of its pharmaceutical products and on its administrative and marketing structure during the second half of 1998. In addition, it is planned to incur further payments on capital equipment during the second half of 1998 of approximately $1,500,000 and raw materials during the second half of 1998 of approximately $1,000,000.



On July 7,1998 $6,600,000 less 10% commission was received by the Company under the terms of a credit agreement with Windsor Capital dated 28 April 1998. The terms of this agreement also provide that the Company agrees to issue 2,857,143 warrants to purchase 2,857,143 Ordinary shares (represented by ADRs) at $3.50 per share and 571,429 warrants to purchase 571,429 Ordinary shares (represented by ADRs) at $6.00 per share.



Additionally, outstanding warrant holders at June 30,1998 may exercise their right to convert their warrants into shares upon payment to the Company of the exercise price. Such potential proceeds approximate $7,200,000.



Although management believes that there is a possibility of initial payments from potential licensees of Invicorp , AdrenaJect, and kinetin, such revenues, even if received, may not be sufficient to meet the Company's projected financial requirements through 1998.



It is management's belief that the interest expressed by several major pharmaceutical companies may lead to a license agreement of a substantial nature in due course, although no assurance can be given that the Company will be successful in securing such an agreement.



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


The auto-injector syringe has been fully developed and is available for commercialization. It has been utilized for testing purposes as a delivery system for the MSD product and for Ephinephrine (for which, subject to FDA approval, it may be possible to commence effecting sales in conjunction with the syringe in the first quarter of 1999). However, production at what it is hoped will be a substantial commercial volume is dependent upon the completion and installation of additional specialized plant and machinery currently contracted for at a cost, which is estimated to be in the region of $4,200,000 in the period fiscal 1997 through 1998.


With regard to the development and marketing of Kinetin (TM) and its potential associated products, the Company has undertaken additional studies of its effects on anti-aging and is seeking agreement on acceptable terms with parties who have expressed interest in acquiring rights for various skin care related applications. In June 1998 the Company entered into an agreement with Osmotics Corporation whose Customers include Macy's and Harrods (of London) for the supply of kinetin anti-aging preparations.

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


FACTORS AFFECTING THE COMPANY

HISTORY OF LOSSES

The Company, despite its inception over 13 years ago in October 1983, is still developing its commercial objectives, and its business is subject to all the significant risks inherent in the establishment of a relatively new business enterprise. The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive and regulatory environment in which the Company is operating. Since inception, the Company has only produced $18,218,000 in gross revenues and has cumulative losses of $55,878,000 (including a net loss of $15,539,000 in fiscal 1997). Although certain of the Company's products may be marketed in the second half of 1998, there can be no assurance that marketing will begin when the Company anticipates, if at all, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1998.

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

Competition

The biomedical, drug delivery, biopharmaceutical and pharmaceutical industries are highly competitive and the Company's business and research efforts compete with drug discovery and development programs at biomedical, drug delivery and biopharmaceutical companies as well as with the internal drug discovery development programs of pharmaceutical companies, acting independently or in collaboration with other companies. In addition, academic institutions, government agencies throughout the world and their public and private organisations may seek intellectual property protection; discover what could be considered as competing products, or establish collaborative arrangements in the Company's areas of research and development.

The vast majority of the Company's existing or potential competitors have substantially greater financial, technical and human resources and name recognition than the Company and are better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. These Companies may develop or in license, or acquire products and/or technologies and introduce products competitive with or superior to those of the Company. The timing of the market introduction of competitors' products will be important competitive factors. Accordingly, the relative speed with which the Company can develop products and technologies; complete pre-clinical testing; conduct human clinical trials; initiate the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to the Company's success.

Once products have been approved for sale, the Company believes that competition will be based, inter alia, on product efficacy, product safety, product reliability, price and patent position. The Company's competitive position also depends upon its ability to attract and retain suitably qualified an experienced personnel to develop proprietary products or processes or technologies and to commercialise them and the degree of intellectual property protection obtainable. The Company expects competition to intensify in all fields in which it is involved as new products in these areas are developed and become more widely known. Moreover, the patent position in this field is complex, and the protection afforded by patents in any particular jurisdiction can be limited.

The Company cannot predict the extent to which any of the products currently in the course of development or registration may become commercially viable. Assuming that marketing authorisation approval is granted for the Invicorp(TM) within a reasonable time, it is hoped that this product will then be available for marketing in the United Kingdom by the fourth quarter of 1998. In the case if Invicorp(TM) in particular, certain competing products have been or are being developed for the indication being pursued by the Company and in particular, three other US companies - Pharmacia & Upjohn, (Caverject); Pfizer Inc. (Viagra) and VIVUS Inc. (MUSE) - have developed, and/or are marketing in certain territories, products that compete in the same market place as Invicorp(TM). There are indications that there should be a substantial potential demand for a product in this field but there can be no assurance that the Company will be successful in penetrating this potential market.

With regard to Reliaject(TM), there are already a number of auto-injection devices and other syringes on the market and there are two direct competitors whose products are being used extensively, mainly in the US. For regulatory approval purposes, auto-injection devices have to be identified with the medicinal compound that they are designated to deliver and, in the opinion of the Company and based upon the extensive clinical trials conducted in the UK where the Reliaject(TM) device was used for the delivery of Invicorp(TM); Reliaject(TM), which utilizes a standard glass dental cartridge to hold a drug in a 29 gauge needle to reduce pain on injection; is of an extremely high standard and capable of competing successfully with products currently on the market and one which can, after instruction, be utilized by the patient without medical supervision.

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

Intense Competition

In the case of CCSI, bearing in mind that the vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than the Company and CCSI, CCSI's products are designed to meet specific niche segments of the market. CCSI's products include the Mill Creek line, which features the kinetin compound, Sleepy Hollow Botanticals and Biotene H-24. The speciality mass market lines are Silver Fox - a product for gray hair, and the Allercreme, hypoallergenic range for sensitive skins, that was developed in conjunction with dermatologists. The DuBarry range, a long established cosmetic line acquired from Carme Inc., was sold during 1997. The Mill Creek range, including kinetin, has been launched as a next generation skin care product, and is designed to replace alpha hydroxy acid lines, marketed by other organizations, as a product of choice. However, major companies may introduce competitive lines of similar or superior quality and may be able to effect a greater marketing impact than the Company can achieve.

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

SAFE HARBOR STATEMENT


The statements in this report that relate to future plans, events or performances are forward-looking statements that involve risks and uncertainties, including risks associated to uncertainties pertaining to customer orders, demand for product and services , development of markets for the Company's products and services and other risks identified in the Company's Commission filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



PART II


FORM 8K

No reports on Form 8-K were filed during the second quarter of 1998.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      SENETEK PLC
                                                      (Registrant)






          Date:      August 14, 1998                  /S/ANTHONY J. CATALDO
                     ---------------                  ---------------------
                                                      Anthony J. Cataldo
                                                      Chairman &
                                                      Chief Executive Officer






          Date:      August 14, 1998                  /S/DAVID CAREY
                     ---------------                  ---------------------
                                                      David Carey
                                                      Chief Financial Officer