Form 10-Q/A
period 1998-06-30
SENETEK PLC /ENG/
filed 1998-09-01
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-Q/A


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

Net cash used by operating activities from continuing operations totalled $7,681,000 in the first six months of 1998, an increase of $2,982,000 from the first six months of 1997.

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

Although management believes that there is a possibility of initial payments from potential licensees of Invicorp, AdrenaJect, and kinetin, such revenues, even if received, may not be sufficient to meet the Company's projected financial requirements through 1998.

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

With regard to the development and marketing of Kinetin (TM) and its potential associated products, the Company has undertaken additional studies of its effects on anti-aging and is seeking agreement on acceptable terms with parties who have expressed interest in acquiring rights for various skin care related applications. In June 1998 the Company entered into an agreement with Osmotics Corporation whose Customers include Saks (5th Avenue) and Harrods (of London) for the supply of kinetin anti-aging preparations.

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