Form 10-Q
period 1998-09-30
SENETEK PLC /ENG/
filed 1998-11-20
CIK 789944

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
-----
           Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  X
-----      Exchange Act of 1934 for the Quarterly period ended SEPTEMBER 30,1998

                                       or
-----
         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______
-----


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

Registrant's telephone no. including area code 011-44-171-828-4800
                                               -------------------

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

   SEPTEMBER 30, 1998 (ALL ONE CLASS): 54,793,472 ORDINARY SHARES 5P PAR VALUE
  -----------------------------------------------------------------------------


                         THIS DOCUMENT CONTAINS 26 PAGES

                          SENETEK PLC AND SUBSIDIARIES




                               INDEX TO FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998






PART I.  FINANCIAL INFORMATION                                          Page No.


         Item 1 - Financial Statements


         Unaudited Consolidated Statement of Operations                        3
         Three Months Ended September 30, 1998 and September 30, 1997
         Nine Months Ended September 30, 1998 and September 30, 1997


         Consolidated Balance Sheet                                            4
         September 30, 1998 (unaudited) and December 31, 1997


         Unaudited Consolidated Statement of Cash Flows                      5&6
         Nine Months Ended September 30, 1998 and September 30, 1997


         Consolidated Statement of Stockholders' Equity                        7
         Nine Months Ended September 30, 1998


         Notes to the Unaudited Consolidated Financial Statements              8


         Item 2 - Management's Discussion and Analysis of Financial            9
         Condition and Results of Operations


PART II.  OTHER INFORMATION                                                   23


SIGNATURES                                                                    24

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             3 MONTHS ENDED          9 MONTHS ENDED

                                              SEPTEMBER 30,           SEPTEMBER 30,
                                            1998        1997        1998        1997
                                            ----        ----        ----        ----
Revenues:
   Product sales                         $  1,074       1,374    $  3,846       4,477

   Cost of sales                             (534)       (845)     (2,204)     (2,885)
                                         --------    --------    --------    --------

Gross Profit                                  540         529       1,642       1,592

Operating Expenses:
   Research & development                  (2,287)     (1,152)     (5,536)     (3,173)
   General & administration                (2,736)       (899)     (6,472)     (2,746)
   Marketing & promotion                     (536)     (1,278)       (983)     (2,788)
   Selling expenses                          (147)       (315)       (381)       (597)
                                         --------    --------    --------    --------

         Total Operating Expenses          (5,706)     (3,644)    (13,372)     (9,304)

Loss from operations                       (5,166)     (3,115)    (11,730)     (7,712)

Interest Expense                              (28)        (22)        (59)        (80)
Amortization of Deferred Interest Cost       (627)       --          (627)
Interest income                                62         132         157         196
Other income                                   11        --           108           1
                                         --------    --------    --------    --------
Loss before taxation                       (5,748)     (3,005)    (12,151)     (7,595)

Taxation                                     --          --          --          --
                                         --------    --------    --------    --------

         Net Loss                        $ (5,748)     (3,005)   $(12,151)     (7,595)
                                         ========    ========    ========    ========

     Net loss per ordinary
    share outstanding                    $  (0.11)      (0.06)   $  (0.23)      (0.16)

     Weighted average
     Ordinary shares
     outstanding                           54,742      51,222      53,803      48,282
                                         --------    --------    --------    --------




The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)


                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1998             1997
                                                            (UNAUDITED)       (AUDITED)
                                                            -----------       ---------
ASSETS
 Current Assets:
   Cash and Cash Equivalents                                    $  2,931    $  6,216
   Inventory                                                         999         890
   Trade Receivables                                               1,216       1,123
   Non-Trade Receivables                                              45         113
   Receivable from Employee                                           11         311
   Prepaids and Deposits                                           1,592         939
   Deferred Financing Cost                                         1,881        --
                                                                --------    --------
         Total Current Assets                                      8,675       9,592

   Deferred Financing Cost - Long Term                             2,089        --

   Property and Equipment - net of depreciation                    3,254       1,909
   Goodwill and Other Intangible Assets - net of amortization      1,800       1,900
                                                                --------    --------
         Total Assets                                           $ 15,818    $ 13,401
                                                                ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
   Bank Overdraft                                                   --          --
   Line of Credit                                                  6,100         900
   Accounts Payable                                                1,118       1,754
   Accrued Liabilities                                               451       1,353
   Accrued Compensation on Stock Options
           --     Employees                                        4,374       3,048
           --     Non Employee                                     1,540         840
   Capital Leases                                                    193        --
                                                                --------    --------
                                                                  13,776       7,895
                                                                ========    ========
Long Term Liabilities
   Capital Leases                                                    190        --
Stockholders' Equity:
   Ordinary shares $0.08 (5p) par value:
   Authorized shares: 100,000,000
   Issued and outstanding shares:
      September 30,  1998- 54,793,472
      December 31, 1997 - 52,186,821                               4,432       4,215

Share Premium                                                     59,059      50,711
Accumulated deficit                                              (61,627)    (49,476)
Equity adjustment from foreign currency translation                  (12)         56

Total Stockholders' Equity                                      $  1,852    $  5,506
                                                                --------    --------

Total Liabilities and Stockholders' Equity                      $ 15,818    $ 13,401
                                                                ========    ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1998          1997
                                                          ------         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(12,151)    $ (7,595)
ADJUSTMENTS TO RECONCILE
   NET LOSS TO NET CASH:
   Depreciation and amortization                             1,040          447
   Gain on disposal of fixed assets                             (9)         --
   Stock option compensation                                 2,026          --
   Interest on Convertible Debentures
   effected by issue of shares                                 --            49


CHANGES IN ASSETS AND LIABILITIES:

Trade receivables decrease/
   (increase)                                                  (93)         (95)
Non-trade receivables decrease/
   (increase)                                                  368         (317)
Inventory (increase)/decrease                                 (109)         398
Prepaids and deposits
    (increase)/decrease                                       (653)         (47)
Accounts payable and accrued
     liabilities(decrease)                                  (1,155)        (190)
Deferred Financing Cost increase                              (660)         --
                                                          --------     --------

Net cash (used) by operating activities                   $(11,396)    $ (7,350)
                                                          --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property & Equipment                         (1,655)        (550)
   Proceeds for the sale of tangible fixed assets             --              8
                                                          --------     --------

Net cash (used)/provided by investing
   activities                                             $ (1,655)    $   (542)
                                                          ========     ========



The accompanying notes to consolidated financial statements are an integral part of this statement.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                              SEPTEMBER  30,
                                                             1998        1997
                                                             ----        ----


CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds of issuance of
     Ordinary shares from Private placements,                  4,628     12,715
     Exercise of warrants, options
    and Convertible Debentures
   (Decrease)/ increase in bank overdraft                       --          670
   Net increase/ (decrease) in Line of Credit                  5,200       --
                                                              -------   -------

Net cash provided by financing activities                     $ 9,828    13,385
                                                              =======   =======



NET(DECREASE)/  INCREASE IN CASH
  AND CASH EQUIVALENTS                                        (3,223)     5,493
Cash and cash equivalents at the beginning
  of the year                                                  6,216      2,975
Effect of exchange rate changes on cash                          (62)       --
                                                               -------  -------

Cash & cash equivalents at the end of the period              $ 2,931     8,468
                                                              =======   =======



Supplemental disclosures of cash flow information are as follows:

                                                    Amounts Paid
                                                  (in $ thousands)
                                                  ----------------

                                               1998             1997
                                               ----             ----

                  Interest                      59               31




The accompanying notes to consolidated financial statements are an integral part of this statement.

(PAGE)





                                   SENETEK PLC
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                     (IN $ THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                               EQUITY
                                                                                               ADJUSTMENT
                                                                                               FROM FOREIGN   NET
                                                         $            SHARE     ACCUMULATED    CURRENCY       STOCKHOLDERS'
                                        SHARES         AMOUNT       PREMIUM $    DEFICIT $     TRANSLATION $  EQUITY $
                                        ------         ------       ---------    ---------     -------------  --------

Balances, December 31, 1997:         52,186,821          4,215         50,711       (49,476)            56          5,506
   Issuance of Ordinary shares in     1,100,500             92          2,880                                       2,972
      Private Placements
   Warrants exercised                   458,706             38            534                                         572
   Options exercised                  1,047,445             87            997                                       1,084

   Net Loss                                                                         (12,151)                      (12,151)
   Deferred Financing Cost                                              3,937                                       3,937
   Translation adjustment:                                                                             (68)           (68)
                                     ----------    -----------    -----------   -----------    -----------    -----------

Balance, September  30, 1998:        54,793,472    $     4,432    $    59,059   $   (61,627)   $       (12)   $     1,852




The accompanying notes to consolidated financial statements are an integral part of this statement.

(PAGE)


                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences Inc.("CCSI") (formerly Carme International, Inc.), (both Delaware corporations) for the nine months ended September 30, 1998. CCSI was incorporated on September 21, 1995 and commenced business on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5. During the nine months ended September 30, 1998, the Company issued 2,606,651 new Ordinary shares, through the sale of Ordinary shares under Regulation S and the exercise of warrant entitlements and the exercise of Options under the Company's approved plans at an average price of $1.78 per share.


6. The Company issued 252,780 new Ordinary shares in the third quarter of 1998, through the exercise of Options under the Company's approved plans at an average price of $1.87 per share.


7. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:




                                    Third Quarter 1998          First nine months 1998
                                Actual     Weighted Average   Actual   Weighted Average
                                              Equivalent                   Equivalent
                               -----------------------------  --------------------------

  Shares outstanding at
  beginning of the period        54,540,692   54,540,692   52,186,821   52,186,821

Private Placements                     --           --      1,100,500      705,399

Exercise of warrants                   --           --        458,706      402,669

Exercise of Share Options           252,780      201,792    1,047,445      508,128
                                 ----------   ----------   ----------   ----------
Shares outstanding at the
  end of the period 54,793,472                 54,742484   54,793,472   53,803,017
                                 ----------   ----------   ----------   ----------

Shares issued                       252,780         --      2,606,651         --

Average price per share          $     1.87         --     $     1.78         --



8.       Inventory at cost comprises:

                                       SEPTEMBER 30,     DECEMBER 31,
                                           1998              1997
                                             (in $ thousands)
                                       ------------------------------

Finished Goods                             $583             $462
Raw Materials                               416              427
Work in Progress                            --                 1
                                           ----             ----
                                           $999             $890
                                           ----             ----





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

                                    BUSINESS

Senetek PLC ("Senetek" or "the Company") is a public limited company registered in England in October, 1983 with the number 1759068 with the objective of undertaking research and development in the life sciences and biotechnology fields, with particular emphasis on research relating to the diagnosis and treatment of diseases related to senescence or aging, applying for marketing authorisations and commercialising its underlying technologies and products resulting from those technologies.

The main areas in which the Company is involved are the treatment of male sexual dysfunction ("MSD"), which includes the development, manufacture and sale of a patented self-administered automatic injector syringe as a delivery system. The patented auto injector system is referred to as Reliaject(TM) and the combination therapy of vasoactive intestinal polypeptide ("VIP") ( British Approved Name BAN: aviptadil ) and phentolamine mesylate for the treatment of MSD administered with Reliaject(TM) is referred to as the Invicorp(TM) product. Phase III Clinical Trials on Invicorp(TM) are now complete and a Marketing Authorisation was granted by the Danish Medicines Agency on 13th July 1998. Marketing Authorisation Applications have been made and are currently under review by the relevant authorities in the United Kigdom ("UK"), the Republic of Ireland, Switzerland, New Zealand and South Africa. The Company plans to file a New Drug Application ("NDA") with the Federal Food & Drug Administration ("FDA") in the United States ("US") at the earliest practicable opportunity.



In December, 1993, the Company formed a wholly owned subsidiary, Senetek Drug Delivery Technologies Inc.("SDDT"), (formerly named MEIS Corporation) - a Delaware Corporation formerly based in St. Louis and now based in Napa, California, for the purposes of designing, manufacturing and exploiting the syringe, initially as a delivery system for its MSD product. Subsequently, possible other applications for the syringe have been and are being investigated, notably in the case of Epinephrine, as an antidote against anaphylactic shock.

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

Sales of monoclonal antibodies purchased from outside suppliers and derived from Company sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines are effected on a continuing basis to the scientific community for research purposes.

Aspects of the business are discussed under "Product Research and Development", "Manufacturing and Marketing", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.

PRODUCT RESEARCH AND DEVELOPMENT

GENERAL
-------

A significant proportion of the Company's historic and current operating expenses have related to the discovery and development of biomedical products, for which purpose the Company has established clinical research agreements with consultants and research scientists. Under these agreements, the Company funds agreed programs of the consultants', clinicians' or research scientists' work and retains exclusive rights to manufacture and market worldwide any products arising from such research. Currently no products, except for CCSI's sales of its Mill Creek range of products incorporating the Company's Kinetin compound, and the sale of monoclonal antibodies, have reached the marketing stage. If products arise from such research, certain of the researchers will become entitled to a royalty under the terms of their individual agreements.

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




MALE SEXUAL DYSFUNCTION ("MSD") INVICORP(TM)
--------------------------------------------

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

In the second quarter of 1998, one of the active constituents of Invicorp(TM), Vasoactive Intestinal Polypeptide; was granted a British Approved Name ("BAN") - AVIPTADIL.

Marketing Authorisation Applications ("MAA's") were filed for Invicorp(TM) in 1997 with the relevant regulatory bodies in the United Kingdom, Ireland, Denmark, Switzerland, South Africa and New Zealand. A marketing permit for Denmark was granted in the third quarter of fiscal year 1998 and the Company seeks to obtain other marketing authorisations by the end of 1998. An application under the European Mutual Recognition Procedure ("MRP") is pending dependent on the choice of Reference Member State ("RMS") in Europe. In the USA, Invicorp(TM) received Investigational New Drug ("IND") approval from the Federal Food & Drug Administration ("FDA") enabling the Company to conduct clinical trials in the USA.
The Company expects to file a New Drug Application ("NDA") at the earliest practicable opportunity.

On November 3, 1998 Senetek entered into two agreements relative to its Invicorp product which has a marketing permit for sale in Denmark. The first agreement is with KV Tjellsen , a major logistics and distibution company which is the second largest pharmaceutical wholesaler in Denmark. KV Tjellsen will warehouse, process orders and distribute to hospitals, clinics, wholesalers and pharmacies throughout Denmark. The second agreement is with Innovative Pharmacuetical Concepts ("IPC"), a local pharmaceutical product marketing and sales company that will promote Invicorp to urologists, clinics and pharmacies throughout Denmark. No income will be received from this arrangement in 1998.

On September 10, 1998 Senetek announced the signing of an agreement with Al Jabeira International Group which included a $10 million license fee based on milestones in return for exclusive marketing rights for Invicorp in the Middle East. The agreement will also provides that Al Jabeira will pay Senetek a 25 percent royalty calculated on net sales of Invicorp in the Middle East. No amounts have been included in income in 1998.

SELF-ADMINISTERED AUTO-INJECTOR SYRINGE (RELIAJECT(TM))
-------------------------------------------------------



The Company's patented auto-injection device ("ReliaJect(TM)") has now been fully developed by SDDT, and is currently being used as the delivery device for Invicorp(TM) in both clinical trials and for supplies, in Europe, on a named patient basis. The potential for parenteral delivery of other drugs using the ReliaJect(TM) device, in additional to Invicorp(TM) and epinephrine (adrenaline) referred to herein is under active review and investigations into other potential applications.

EPINEPHRINE IN THE RELIAJECT(TM) AUTO-INJECTION DEVICE
------------------------------------------------------

The Company has filed an Abbreviated New Drug Application ("ANDA") with the US FDA during 1998 for the proposed administration of epinephrine by sub-cutaneous injection delivered via the ReliaJect(TM) auto-injection device, under the proposed brand name "AdrenaJect". Epinephrine (adrenaline in Europe) is a well recognised and documented compound that is used as an emergency antidote in anaphylactic shock--a life threatening condition triggered by a severe allergic reaction to insect stings, insect bits and to certain foodstuffs. It is hoped that marketing approval in the USA may be gained in the first half of 1999.

 On October 26 1998 entered into an agreement with ICN Pharmaceuticals Inc ("ICN") for Adrenaject which includes a license fee of $3 million based on milestones and an initial purchase order valued at $1.5 million in return for exclusive worldwide rights. No amounts have been included in income in 1998.

SKIN AGING
----------

Research activity relating to the Company's anti-aging compound continues to be carried out through research groups in the US including the University of California, Irvine.

The Company also holds a patent for the use of Kinetin in the treatment of psoriasis.This pharmaceutical application of Kinetin would require further extensive pivotal clinical studies and toxicology testing prior to the filing of product licensing applications. This additional activity is not subject to the Company's presently planned activities. Evidence to date, suggests that the patented Kinetin product could represent a major breakthrough in the prevention or delay of aging characteristics in human fibroblasts. Specifically, Kinelin preparations have revealed in trials at the University of Califirnia the reduction of fine lines and wrinkles, mottled hyperpigmentation, telangiectasia and tactile skin roughness.

On July 7, 1998 Senetek entered into an agreement with Osmotics Corporation for the exclusive licensing for supply to the prestige market of Kinetin based products. The agreement provides performance based minimum guaranteed payments over a ten year period.

General

Research and Development expenditure amounted to $5,026,000, $2,187,000 and $1,925,000 for fiscal 1997, 1996 and 1995 respectively.

MANUFACTURING AND MARKETING

The Company's subsidiary, SDDT, anticipates completing the installation of required machinery for the manufacture and assembly of the components for Reliaject(TM) during the fourth quarter of 1998.

Senetek entered into two agreements in October 1998 with contract manufacturers each of whom will supply an important component of the Reliaject drug delivery device. One will supply the needle case component and the other will supply the "power pack".

SDDT has responsibility for the supply chain activities of providing Reliaject(TM) components to specialized contract manufacturers in Europe and North America who will perform the assembly of Reliaject(TM) and fill the syringe with compounds such as the Invicorp(TM) and Epinephrine formulations, perform final assembly and complete pack preparation prior to distribution.

On July 1, 1998 Senetek entered into a Contract Filling agreement with CP Pharmaceuticals Limited in the UK for the high volume manufacture of Invicorp.

On September 2, 1998 Senetek entered into a Contract Filling agreement with Novocol Inc in Canada for the high volume manufacture of Invicorp and Adrenaject

The active materials, vasoactive intestinal polypeptide and phentolamine mesylate which are formulated in the Invicorp(TM) preparation are currently available in commercial quantities from two suppliers. These suppliers have developed synthetic methods which are included in the product licensing applications. There is therefore a degree of reliance on these specialized suppliers for continued supply of materials.

In the case of CCSI, manufacture, filling and labelling of its products are now outsourced. In South Africa and the United Kingdom licenses to manufacture have been granted for the Mill Creek line of skincare products. The majority of the CCSI products are sold within the North American Free Trade Area ("NAFTA") through its marketing organization covering two main sectors, natural products, and speciality mass markets. Distribution agreements have been signed within the US and abroad. There is no significant reliance on main or specialised suppliers, and it is not anticipated that problems will arise over the question of access to raw materials that are generally available and that will be required for CCSI's contract manufacturing processes.

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

Once products have been approved for sale, the Company believes that competition will be based, inter alia, on product efficacy, product safety, product reliability, price and patent position. The Company's competitive position also depends upon its ability to attract and retain suitably qualified and experienced personnel to develop proprietary products or processes or technologies and to commercialize them and the degree of intellectual property protection obtainable. The Company expects competition to intensify in all fields in which it is involved as new products in these areas are developed and become more widely known. Moreover, the patent position in this field is complex, and the protection afforded by patents in any particular jurisdiction can be limited.

The Company cannot predict the extent to which any of the products currently in the course of development or registration may become commercially viable. Management is presently discussing the possibility of entering into licensing agreements with potential major pharmaceutical companies, assuming that marketing authorisation approval is granted for Invicorp(TM) by the MCA during the second quarter of 1999. In the case of Invicorp(TM) in particular, certain competing products have been or are being developed for the indication being pursued by the Company and in particular, three other US companies--Pharmacia & Upjohn, (Caverject); Pfizer Inc. (Viagra) and VIVUS Inc. (MUSE)--have developed and/or are marketing in certain territories, products that compete in the same market place as Invicorp(TM). It is believed that there should be a substantial potential demand for a product in this field but there can be no assurance that the Company will be successful in penetrating this potential market.

With regard to Reliaject(TM), there are already a number of auto-injection devices and other syringes on the market and there are two direct competitors whose products are being used extensively, mainly in the US. For regulatory approval purposes, auto-injection devices have to be identified with the medicinal compound that they are designated to deliver.



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

Marketing of products requires regulatory approval from the relevant medicines evaluation agency in a particular country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The review of clinical studies by regulatory agencies in other jurisdictions follows a similar a process to that in the US and the Company anticipates approvals from the MCA and Ireland in Europe during 1999. An application under the MRP will then be made dependent on the choice of RMS for European licensing.

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

PATENTS

The Company believes that patents and other proprietary rights are an essential element of its business and as part of its grant agreements with various researchers, has received exclusive license rights to any commercially valuable products developed by the contracted researchers within the scope of the respective agreements in exchange for royalty entitlements. The Company's policy is to file patent applications to protect inventions and improvements that are considered important to the development of its business. Typically, patents in the US expire 19 years after the grant date.

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

RESULTS OF OPERATIONS

SALES

World-wide sales for the third quarter of 1998 totalled $1,074,000, a decrease of 21.8% from sales of $1,374,000 for the third quarter of 1997.

In the Pharmaceutical Sector, sales decreased by 6.4% from $357,000 for the third quarter of 1997, to $334,000 for the third quarter of 1998. This is due mainly to reduced sales of monoclonal antibodies to research organizations.

In the Cosmetics Sector, sales decreased by 27.2% from $1,017,000 in the third quarter of 1997 to $740,000 for the third quarter of 1998. This is primarily due to a reduction in the CCSI product portfolio resulting in the elimination of a large number of low margin items.

World-wide sales for the first nine months of 1998 totalled $3,846,000, a decrease of 14.1% from sales of $4,477,000 for the first nine months of 1997.

Pharmaceutical Sector sales increased by 34.4% from $842,000 for the first nine months of 1997, to $1,132,000 for the first nine months of 1998. This is due mainly to additional sales of monoclonal antibodies in the first half of 1998.

 Cosmetic Sector sales decreased by 25.3% from $3,635,000 for the first nine months of 1997, to $2,714,000 for the first nine months of 1998. This is primarily due to a reduction in the CCSI product portfolio resulting in the elimination of a large number of low margin items.

COST OF GOODS SOLD

Cost of goods sold for the third quarter of 1998, which includes contract manufacturing and material costs, was 50% of sales, or $534,000, down 36.8% from $845,000 in the third quarter of 1997. The decrease is due mainly to decreased sales volume in the cosmetics sector.

In the Pharmaceutical Sector, cost of goods sold for the third quarter of 1998 was 33% of sales, or $110,000 down 21.4% from $140,000 in the third quarter of 1997. This is due to lower distribution costs and decreased sales volume of monoclonal antibodies.

In the Cosmetics Sector, cost of goods sold for the third quarter of 1998 was 57% of sales, or $424,000 a decrease of 39,9% from $705,000 in the third quarter of 1997. This is primarily due to the decreased sales volumes of CCSI products following the reduction of the product range and the elimination of low gross margin products. A favourable product mix resulted in a much improved cost of goods sold to net sales percentage.

Cost of goods sold for the first nine months of 1998 was 57% of sales, or $2,204,000, down 23.6% from $2,886,000 for the first nine months of 1997. The decrease is due mainly to decreased sales volume in the cosmetics sector which was partly offset by a favourable product mix.

In the Pharmaceutical Sector, cost of goods sold for the first nine months of 1998 was 43% of sales, or $452,000 up 32.9% from $340,000 for the first nine months of 1997. This is due primarily to the increased sales volume of monoclonal antibodies.

In the Cosmetics Sector, cost of goods sold for first nine months of 1998 was 65% of sales, or $1,752,000,a decrease of 31.2% from $2,546,000 for the first nine months of 1997. This is primarily due to decreased sales volumes of CCSI products following the rationalization of the product range and the elimination of low gross margin products.



OPERATING EXPENSES

RESEARCH & DEVELOPMENT

Research and Development ("R&D") expenditure for the third quarter of 1998 totalled $2,287,000, an increase of 98.2% from $1,154,000 in the third quarter of 1997.

The Pharmaceutical Sector R&D accounted for 99.5% of the total for the Company for the third quarter of 1998, compared to 98.3% for the third quarter of 1997.The increased expenditure was due mainly to additional spending on pivotal clinical studies, regulatory approvals and toxicological studies, in particular for the upcoming New Drug Application ("NDA") submission with the FDA in the United States and a write-off of $868,000 to development costs of Vasoactive Intestinal Polypeptide and Phentolamine Mesylate raw material inventories purchased in 1998 under supply arrangements with third party vendors.

R&D expenditure for the first nine months of 1998 totalled $5,536,000, an increase of 74.5% from $3,173,000 for the first nine months of 1997.

In the Pharmaceutical Sector R&D accounted for 99.6% of the total for the Company for the first nine months of 1998, compared to 96.9% for the first nine months of 1997.The increased expenditure was due mainly to additional clinical spending on pivotal clinical studies, regulatory approvals and toxicological studies, in particular for the upcoming NDA submission with the FDA in the United States and a write-off of $868,000 to development costs of Vasoactive Intestinal Polypeptide and Phentolamine Mesylate raw material inventories purchased in 1998 under supply arrangements with third party vendors.


GENERAL AND ADMINISTRATION

General and Administration ("G&A") expenses for the third quarter of 1998 totalled $2,736,000, an increase of 204% from $899,000 in the third quarter of 1997.

 Pharmaceutical Sector G&A expenses for the third quarter of 1998 totalled $5,447,000, an increase of 225% from $725,000 in the second quarter of 1997. The increase is due mainly to the ongoing costs of retaining (1) a Public relations company in the second half of 1997 to focus on investor relations and the product development status of Invicorp and Kinetin and (2) a Consulting company in the second half of 1997 focusing on Marketing opportunities and product licensing negotiations with potential Pharmaceutical partners for Invicorp and also the setting up of raw materials supply and contract manufacturing agreements for Invicorp to ensure commercial supply chain capability. Other reasons for the increased expenditure are the recognition of $1,102,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 ("APB 25") and for non employee based stock option plans in accordance with Financial Accounting Standard No 123 ("FAS 123"). Also, a change in the basis of the allocation of salaries and welfare and benefits to between G&A and Marketing results in an increase compared to the same basis period in 1997.

 Cosmetic Sector G & A expenses for the third quarter of 1998 totalled $380,000, an increase of 118% from $174,000 in the third quarter of 1997. The increase is due to the recognition of $46,000 of stock compensation expense for employee based stock option plans in accordance with APB 25 and higher operating expenses relating to business development activities.


G&A expenses for the first nine months of 1998 totalled $6,472,000, an increase of 136% from $2,746,000 in the first nine months of 1997.

Pharmaceutical Sector G&A expenses for the first nine months of 1998 totalled $5,447,000, an increase of 188% from $1,892,000 in the first nine months of 1997. The increase is due mainly to the ongoing costs of retaining (1) a Public relations company in the second half of 1997 to focus on investor relations and the product development status of Invicorp and Kinetin and (2) a Consulting company also in the second half of 1997 focusing on Marketing opportunities and product licensing negotiations with potential Pharmaceutical partners for Invicorp and also the setting up of raw materials supply and contract manufacturing agreements for Invicorp to ensure commercial supply chain capability. Other reasons for the increased expenditure are the recognition of $1,763,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 ("APB 25") and for non employee based stock option plans in accordance with Financial Accounting Standard No 123 ("FAS 123"). Also, a change in the basis of the allocation of salaries and welfare and benefits to G&A and Marketing results in an increase compared to the same basis period in 1997.

Cosmetic Sector G & A expenses for the first nine months of 1998 totalled $1,025,000, an increase of 20.0% from $854,000 for the first nine months of 1997. The increase is mainly due to the recognition of $263,000 of stock compensation expense for employee based stock option plans in accordance with APB 25. This increase is partly offset by a reduced level of allocated G&A costs from US shared services following the relocation of most of the US operations to one site ( Napa, California ) in 1998 compared to the same basis period in 1997.

MARKETING AND PROMOTION

Marketing and promotion expenses in the third quarter of 1998 totalled $536,000, a decrease of 58.1% from $1,278,000 in the third quarter of 1997.

Pharmaceutical Sector marketing and promotion expenses for the third quarter of 1998 were $448,000, a decrease of 28.2% from $624,000 in the third quarter of 1997. The decrease is due mainly to reclassification of public/investor relations and marketing/product licensing consultancy costs to G&A..These costs are referred to in the General and Administration note above.

Cosmetics Sector marketing and promotion expenses for the third quarter of 1998 were $88,000, a decrease of 86.5% from $654,000 in the third quarter of 1997. The decrease is due mainly to the advertising costs associated with the promotion of the KINETIN (TM) products in 1997 which have not recurred in 1998.

Marketing and promotion expenses for the first nine months of 1998 totalled $983,000, a decrease of 64.7% from $2,788,000 for the first nine months of 1997.

Pharmaceutical Sector marketing and promotion expenses for the first nine months of 1998 were $776,000, a decrease of 50.5% from $1,567,000 for the first nine months of 1997.The decrease is due mainly to reclassification of public/investor relations and marketing/product licensing consultancy costs to G&A, as referred to in General and Administration above. A revision to the basis of salary allocations as adopted in the 1998 Business Plan is another reason for the decrease.

 Cosmetics Sector marketing and promotion expenses for the first nine months of 1998 were $207,000, a decrease of 83.0% from $1,221,000 for the first nine months of 1997. The decrease is due mainly to the advertising costs associated with the promotion of the KINETIN (TM) products in 1997 which have not recurred in 1998.


SELLING EXPENSES

Selling expenses are only recorded in the Cosmetics Sector and totalled $147,000 for the third quarter of 1998, a decrease of 53.3% from $315,000 in the third quarter of 1997.

Selling expenses for the first nine months of 1998 totalled $381,000, a decrease of 36.2% from $597,000 in the first nine months of 1997. The reduction relates to decreased salaries and broker commissions following the restructuring of the cosmetics business in the second half of 1997.


OPERATING LOSS

Operating loss from continued operations for the third quarter of 1998 totalled $5,166,000, an increase of 65.7% from $3,117,000 in the third quarter of 1997.

Operating loss from continued operations in the pharmaceuticals sector for the third quarter of 1998 totalled $4,856,000, an increase of 114.5% from $2,264,000 in the third quarter of 1997.

Operating loss from continued operations in the cosmetics sector for the third quarter of 1998 totalled $310,000, a decrease of 63.7% from $853.000 in the third quarter of 1997


Operating loss from continued operations for the first nine months of 1998 totalled $11,730,000, an increase of 52.1% from $7,713,000 for the first nine months of 1997.

Operating loss from continued operations in the pharmaceuticals sector for the first nine months of 1998 totalled $11,062,000 an increase of 83.5% from $6,030,000 for the first nine months of 1997.


Operating loss from continued operations in the cosmetics sector for the first nine months of 1998 totalled $671,000 a decrease of 60.1% from $1,682,000 for the first nine months of 1997.

As explained above, increased R&D (which includes the reclassification of raw material inventories), Public/Investor Relations, Marketing/product licensing , supply chain set up spending and the recognition of stock compensation expense were the main reasons for the increase in operating loss.

OTHER INCOME AND EXPENSE

On July 7,1998 $6,600,000 less 10% commission was received by the Company under the terms of a $ 10,000,000 credit agreement with Windsor Capital dated 28 April 1998. The terms of this agreement also provide that the Company agrees to issue 1,885,714 warrants to purchase 1,885,714 Ordinary shares ( represented by American Depositary Receipts ("ADRs")) at $3.50 per share and 377,142 warrants to purchase 377,142 Ordinary shares (represented by ADRs) at $6.00 per share. An S- 3 registration was filed with the SEC on October 21, 1998 covering the warrant conversion entitlements of the subscriber for the full $10,000,000 credit available in the amounts of 2,857,000 warrants to purchase 2,857,143 Ordinary shares ( represented by ADR's ) at $3.50 per share and 571,429 warrants to purchase 571,429 Ordinary shares ( represented by ADR's ) at $6.00 per share.

Included in other expense for the third quarter of 1998 and the first nine months of 1998 is $627,000 for the amortization of Deferred Financing costs relating to the issue of the above warrants and the 10% fee on the Windsor Capital Credit arrangement.

The fair value of the warrants was calculated using the Black Scholes option pricing model assuming an expected life of 2 years and 2.5 years for the $3.50 and $6.00 warrants respectively, an annualized volatility of 74% and a risk free investment rate of 6.1%. The average fair value for the warrants for the first nine months of 1998 are $1.81 and $ 1.40 respectively. There were no similar charges in the corresponding periods of 1997.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the first nine months of 1998, the Company's liquidity represented by cash and deposits at banks decreased by $3,285,000 to $2,931,000. New funding amounted to $9,828,000 from the exercise of Warrants and Options and the sale of 1,100,000 ordinary shares at $3.00 per share less 10% commission to Windsor Capital Limited under the terms and conditions of Regulation S and an increase in the line of credit made available under the Windsor Capital credit agreement.

Net cash used by operating activities from continuing operations totalled $11,398,000 in the first nine months of 1998, an increase of $4,048,000 from the first nine months of 1997.

Cash used for capital expenditure was $1,655,000 in the first nine months of 1998, an increase of $1,105,000 from the first nine months of 1997. The main reason for this increase is the set up of supply chain capability for the manufacture of Reliaject components pending commercialization of the Invicorp and Adrenaject applications.

The Company anticipates that expenditure could exceed income by approximately $3,000,000 through the ongoing development of its pharmaceutical products and on its administrative and marketing structure during the fourth quarter of 1998. In addition, it is planned to incur further payments on capital equipment during the fourth of 1998 of approximately $1,500,000 and raw materials during the second half of 1998 of approximately $1,400,000.

The Company is exploring the possibility of increased debt funding to cover the ongoing operating expenses and capital expenditure until the Company generates sufficient income from the commercial exploitation of its products.

Additionally, substantial warrant holders at September 30,1998 may exercise their right to convert their warrants into shares upon payment to the Company of the exercise price as the conversion dates approach.

Initial payments based on milestones for Invicorp and Adrenaject and supply arrangements for Adrenaject and Kinetin, are anticipated in 1999 as discussed above. However such revenues, if and when received, may not be sufficient to meet the Company's projected financial requirements through 1998.

Management is discussing the possibility of entering into licensing arrangements with several major pharmaceutical companies. These discussions may lead to a license agreement of a substantial nature in due course, although no assurance can be given that the Company will be successful in securing such an agreement.

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

With regard to the development and marketing of KINETIN (TM) and its potential associated products, the Company has undertaken additional studies of its effects on anti-aging and is seeking agreement on acceptable terms with parties who have expressed interest in acquiring rights for various skin care related applications. In July 1998 the Company entered into an agreement with Osmotics Corporation whose Customers include Sak's ( Fifth Avenue) and Harrods ( of London) for the supply of kinetin anti-aging preparations.

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

FACTORS AFFECTING THE COMPANY

HISTORY OF LOSSES

The Company, despite its inception over 15 years ago in October 1983, is still developing its commercial objectives, and its business is subject to all the significant risks inherent in the establishment of a relatively new business enterprise.

 The likelihood of the success of the Company must be considered in the light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new products and the competitive and regulatory environment in which the Company is operating. Since inception, the Company has only produced $19,292,000 in gross revenues and has cumulative losses of $61,627,000 (including a net loss of $15,539,000 in fiscal 1997).

 Although certain of the Company's products may be marketed in the fourth quarter of 1998, there can be no assurance that marketing will begin when the Company anticipates, if at all, or that sales from its other products will rise to a level that will allow it to operate profitably during the fiscal year ending December 31, 1998.

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

DEPENDENCE ON KEY PERSONNEL

On November 4, 1998 the Company announced the resignations of Mr Anthony Cataldo as Chief Executive Officer and Mr Clifford Brune as Chief Operating Officer. On the same day Mr Frank Massino was promoted to the position of Chief Executive Officer. Mr Cataldo will remain as Senetek's Chairman of the Board of Directors. Mr Brune will continue with Senetek in a consulting role.

The Company is dependent, in particular, upon the services of Mr. Anthony Cataldo, its Chairman and Mr Frank Massino, its Chief Executive Officer. If Mr. Cataldo and Mr Massino were unable to provide their services to the Company for whatever reason, the Company's business could be adversely affected. Since these executives are involved in most aspects of the Company's business, there can be no assurance that suitable replacements could be found if they were unable to perform services for the Company. In addition, the Company's ability to market its products and fulfil its business plan will depend, in large part, upon its ability to attract and retain qualified personnel in its field. Competition for such personnel is intense and there can be no assurance that the Company would be able to attract or retain such personnel.

Additional risk factors not discussed above are:

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


Year 2000 Computer Software Conversion

The Company relies on numerous computer programs in its day to day business. Older computer programs use only two digits to identify a year in its date filed. As a result, when the Company has to identify the year 2000, the computer will think it means the year 1900 and the operation attempting to be performed may fail or crash resulting in the potential interference in the operations of the Company's business. The Company has formulated plans to safeguard against the Year 2000 conversion problem. The cost of the implementation of the Year 2000 safeguards will not be material to the Company, however, the Company may not be able to completely implement its plan to protect against the Year 2000 conversion problem.

In addition, the Company is in the process of contacting its major customers and suppliers to determine the extent to which the Company's interface systems are vulnerable to any failure by third parties to upgrade their own software. The Company believes that its large customers and suppliers are addressing the issues and will timely adjust their systems. However, if such modifications are not made by its vendors or customers, or are not completed in a timely manner, the Company's operations could adversely be affected.


Part II Other Information

     Item 1. Legal Proceedings

             On August 11, 1998, the Company entered into a written compromise of an action commenced by a former employee in the UK High Court. The amount of compromise agreed to by the Company is not deemed to be material.

             There are presently no pending legal proceedings against the Company other than those encountered in the Company's ordinary course of business.


     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               27.1 Financial Data Schedule as of and for the nine months ended September 30, 1998

          (b) Reports on Form 8-K

               There were no reports on Form 8-K filed during the third quarter of fiscal year 1998.

     Subsequent Events

          (a) Appointment of New Members to Board of Directors

               On November 3, 1998 Mr. Frank Massino joined the Board of Directors in an executive capacity.

               On November 3, 1998 Mr. Andreas Tobler joined the Board of Directors in a non executive capacity.

          (b) Subsequent 8-K Reports

               A report on Form 8-K, dated November 2, 1998 was filed with the Commission November 6, 1998 reporting the resignation of Price Waterhouse as independent accountant.

               A report on Form 8-K, dated November 5, 1998 was filed with the Commission, November 6, 1998 reporting the appointment of Deloitte & Touche as independent accountants.

               A report on Form 8-K/A, dated November 13 was filed with the Commission on November 18, 1998 supplementing the Form 8-K dated November 2, 1998 and filed with the Commission on November 6, 1998. The Form 8-K/A reported that Price Waterhouse the Company's former independent accountant agreed with the statements contained in the Form 8-K dated November 2, 1998 and filed November 6, 1998.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                SENETEK PLC
                                                (REGISTRANT)




                                                 /S/FRANK J MASSINO
                                                 ------------------------
Date: NOVEMBER 19,   1998                        FRANK J MASSINO
                                                 CHIEF EXECUTIVE OFFICER




                                                 /S/STEWART W SLADE
                                                 -------------------------
Date: NOVEMBER 19,  1998                         STEWART W SLADE
                                                 CHIEF FINANCIAL OFFICER