Form 10-K
period 1998-12-31
SENETEK PLC /ENG/
filed 1999-04-15
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For The Fiscal Year Ended December 31, 1998.

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________.

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

                           AMERICAN DEPOSITARY SHARES
                   (each American Depositary Share represents
                 1 Ordinary Share, pound sterling0.05 par value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]             NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

As of April 14, 1999, the Registrant had 57,332,516 Ordinary Shares outstanding, including 56,958,168 represented by American Depositary Shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of April 14, 1999 was $89,219,622 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at April 14, 1999, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held on July 27, 1999.

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             1

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related                   11
         Stockholder Matters

Item 6.  Selected Financial Data                                             18

Item 7.  Management's Discussion and Analysis of Financial                   19
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          27

Item 8.  Financial Statements and Supplementary Data                         27

Item 9.  Changes in and Disagreements with Accountants on                    27
         Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers or the Registrant                  28

Item 11. Executive Compensation                                              28

Item 12  Security Ownership of Certain Beneficial Owners and Management      28

Item 13. Certain Relationships and Related Transactions                      28

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     29

         Signatures and Power of Attorney                                    32

                                     PART I

The information set forth below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, including but not limited to our ability to obtain regulatory approvals for our products and market acceptance of our products. Actual results may differ materially from those expressed or implied by these forward-looking statements.

ITEM 1--BUSINESS

OVERVIEW

Senetek PLC is a science-driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life, primarily products for the diagnosis and treatment of aging-related healthcare problems. Our business divisions include biopharmaceuticals, drug delivery and skincare. In connection with product development activities, we sponsor research in the life sciences and biotechnology fields.

Senetek PLC is a public limited company that was registered in England in 1983 (registration number 1759068). We have two wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc., both of which are Delaware corporations. In January 1998, we completed the relocation of our Novato, California research facility, our St. Louis, Missouri automatic injector manufacturing facility and our New York corporate office to a single U.S. headquarters facility in Napa, California.

PRODUCT RESEARCH AND DEVELOPMENT

Biopharmaceuticals

Invicorp(TM). We estimate that 100 million men worldwide suffer from some source of male erectile dysfunction. Our Invicorp product uses our patented self-administered automatic injector syringe, Reliaject(TM), to deliver a combination therapy of two specific drugs, vasoactive intestinal polypeptide and phentolamine mesylate, for the treatment of male erectile dysfunction. Phase III clinical trials for Invicorp are now complete. In clinical trials, more than 80% of patients responded successfully to treatment with Invicorp. Of these patients, 60% had withdrawn from previous treatment with alternative erectile dysfunction therapies. Invicorp was approved for marketing in Denmark in July 1998. In March 1999, the United Kingdom's Committee on Safety of Medicines informed us that it was prepared to advise the United Kingdom's licensing authority to grant a marketing authorization for Invicorp upon our compliance with specified conditions. We are currently in the process of complying with these conditions and do not foresee any obstacles to obtaining a final marketing authorization for Invicorp in the United Kingdom. We are awaiting approval of marketing authorization applications for Invicorp in The Republic of Ireland, Switzerland, New Zealand and South Africa. Invicorp has received Investigational New Drug approval from the U.S. FDA. We plan to file a New Drug Application for Invicorp with the FDA as soon as possible.

Adrenaject(TM). Adrenaject uses our Reliaject automatic injector syringe to deliver a self-injectable formulation of epinephrine, an emergency antidote for anaphylactic shock. Anaphylactic shock is a life threatening condition triggered by a severe allergic reaction to insect stings, insect bites and certain foods. In 1998, we filed an Abbreviated New Drug Application with the U.S. FDA for the Adrenaject. In October 1998, we entered into an agreement with ICN Pharmaceuticals Inc. in which we granted to ICN the worldwide rights to market and sell Adrenaject upon receipt of necessary regulatory approvals. Pursuant to the agreement, ICN has committed to purchase an initial quantity of Adrenaject valued at $1.5 million and will pay licensing fees of up to $3 million upon achievement of certain milestones. We are also developing a pediatric formulation of epinephrine for the Reliaject, for which we plan to file an Abbreviated New Drug Application with the U.S. FDA as soon as possible.

Monoclonal Antibodies. We market monoclonal antibodies to the scientific community for research on Alzheimer's disease under an exclusive agreement with the Research Foundation for Mental Hygiene. Our customers include Glaxo, Pfizer, Wyeth Ayerst, Amgen, Pharmacia UpJohn, Eli Lilly and Genentech.

Drug Delivery

Reliaject(TM). Reliaject is a compact, disposable, fully automatic, pre-filled self-injection system. Reliaject is equipped with an ultra-fine gauge needle for virtually pain-free use and uses a dental cartridge to hold the drug to be injected. The needle is not visible to the user during use. Reliaject is convenient to transport and can be used discreetly. In addition to Invicorp, upon receipt of necessary regulatory approvals, Reliaject may be used in therapies for anemia, anti-cancer, migraine and pain management. Reliaject also may have military and civil defense applications. We are currently investigating these and other applications for our Reliaject syringe.

Skincare and Beauty Products

Kinetin. We manufacture and distribute a range of health and beauty products, particularly skin care products with anti-aging ingredients. Some of our products contain Kinetin (N6-furfuryladenine), a patented plant growth factor that retards aging of plants and delays age-related changes in cultured human skin cells. In clinical studies conducted over the past two years at the University of California, Irvine, Kinetin showed a good-to-excellent response in the majority of patients in partially reversing the clinical signs of photodamaged skin and in restoring normal skin barrier function. In contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or subjective symptoms of irritation.

We currently market a line of skincare products that incorporates our patented Kinetin compound. In July 1998, we granted to Osmotics Corporation an exclusive license to supply other Kinetin-based products to the high-end prestige market, including department stores. The Osmotics license agreement provides for performance-based minimum guaranteed payments over a ten-year period. In October 1998, we granted to ICN Pharmaceuticals Inc. an exclusive license to supply Kinetin-based products to the North American ethical skin care market, which includes dermatologists and cosmetic surgeons. The ICN license agreement includes a supply guarantee, royalty on net sales and minimum purchase guarantee. In addition, ICN agreed to spend at least $3.5 million for advertising and promotional activities for Kinetin-based products in the first year of the agreement.

Zeatin. We hold patents for anti-aging on a promising new cytokinin, Zeatin. We have formulated a plan for development of Zeatin in 1999.

Other Products. Our other products are designed to meet specific niche segments of the market. These include Sleepy Hollow Botanicals and Biotene H-24. We also have two specialty mass market lines: Silver Fox, a product for gray hair, and Allercreme, a hypoallergenic range of skincare products for sensitive skin, developed in conjunction with dermatologists.

Research and Development

We sponsor research in the life sciences and biotechnology fields, with particular emphasis on research relating to the diagnosis and treatment of healthcare problems related to aging. We develop and market biopharmaceutical and skincare products based upon the results of this research.

A significant proportion of our historic and current operating expenses have related to our clinical research agreements with consultants, clinicians and research scientists. Under these agreements, we fund agreed-upon programs of the consultants', clinicians' or research scientists' work and retain exclusive rights to manufacture and market worldwide any products arising from this research. Currently, none of our products have reached the marketing stage except for our Mill Creek line of products, which incorporates our patented Kinetin compound, other products incorporating Kinetin (sold by Osmotics Corporation and ICN Pharmaceuticals Inc. under license agreements with us) and monoclonal antibodies. If other products arise from research that we fund, certain researchers will become entitled to royalties under the terms of their agreements with us.

Typically, our research agreements oblige us to fund research in amounts to be determined between the parties. The researchers are responsible for filing progress reports with us. We work with these researchers and with specialized consultants on matters such as product formulation, stability, clinical trials and regulatory matters. In addition, our corporate research laboratory in St. Louis, Missouri investigates the therapeutic viability of potential new products and supports analytical measurement processes in Phase II and III clinical trials. We also operate a development center in Kettering, United Kingdom. Our Kettering facility is responsible for monitoring Phase III clinical trials in the United Kingdom and Europe, European product licensing applications and European regulatory approvals.

Our research and development expenditures amounted to $7,980,000, $5,026,000 and $2,187,000 for 1998, 1997 and 1996, respectively. For more information see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING AND MARKETING

General

In the case of any emerging products, we anticipate that manufacturing and marketing activities may be arranged through co-development and marketing agreements with companies which have already established a majority presence in specialized fields. In this event, any revenues will arise primarily through third party distribution or licensing arrangements or co-ventures whereby we will seek to receive a percentage of sales, license fees and/or milestone payments in consideration for our grant of specified marketing rights to our products, or by profit participation through third party equity investments or joint ventures.

Reliaject

We anticipate completing the installation of required machinery for the manufacture of needle case assemblies and assembly of other components for Reliaject during the second quarter of 1999.

We have entered into two agreements with manufacturers, each of whom will supply an important component of the Reliaject drug delivery device. We will provide these Reliaject components to specialized contract manufacturers in Europe and North America who will assemble Reliaject and fill the syringe with compounds such as the Invicorp and epinephrine formulations, perform final assembly and complete pack preparation prior to distribution.

Invicorp

The active materials, vasoactive intestinal polypeptide and phentolamine mesylate, for the Invicorp are currently available in commercial quantities from two suppliers. These suppliers have developed synthetic methods which are included in the product licensing applications. We rely on these specialized suppliers for continued supply of materials.

Skincare

We outsource the manufacture, filling and labeling of our skincare and health and beauty products. We have granted licenses to manufacture our Mill Creek line of skincare products in South Africa and the United Kingdom. The majority of our skincare and health and beauty products are sold within the North American Free Trade Area ("NAFTA") through our marketing organization covering two main sectors, natural products and specialty mass markets. We have signed distribution agreements for distribution within the U.S. and abroad. We do not significantly rely on any main or specialized suppliers for our skincare and health and beauty products, and we do not anticipate that problems will arise over access to raw materials that are generally available and that will be required for our contract manufacturing processes.

Monoclonal Antibodies

In accordance with an agreement entered into with the Research Foundation for Mental Hygiene Inc., we have been granted the exclusive right to certain of the Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to Alzheimer's disease. We continue to sell these antibodies, which are sourced from outside suppliers, to the scientific community for research purposes in consideration for a royalty entitlement in favor of the Foundation. We rely on the sourcing of the monoclonal antibodies from a specific biotech organization at the present time.

COMPETITION

General

The biomedical, drug delivery, biopharmaceutical and pharmaceutical industries are highly competitive. Our business and research efforts compete with drug discovery programs at biotechnology, drug delivery, biopharmaceutical and pharmaceutical companies, as well as with internal drug discovery efforts of pharmaceutical companies acting independently or in collaboration with other companies. In addition, academic institutions, government agencies throughout the world and public and private organizations conducting research may seek intellectual property protection, discover competing products, or establish collaborative arrangements in our area of research and development.

The vast majority of our existing or potential competitors have substantially greater financial, technical and human resources and name recognition than we do. These competitors are often better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials. These companies may develop, license or acquire products that compete with our products. The timing of the market introduction of our and our competitors' products will be important competitive factors. Accordingly, the relative speed with which we can develop products and technologies, complete pre-clinical testing, conduct human clinical trials, initiate the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to our success.

We cannot predict the extent to which any of the products we are currently developing may become commercially viable. Once products have been approved for sale, we believe that competition will be based, among other things, on product efficacy, product safety, product reliability, price and patent position. Our competitive position also depends upon our ability to attract and retain qualified and experienced personnel to develop proprietary products, processes or technologies that we can market and sell and the degree of intellectual property protection obtainable for those products. We expect competition to intensify in all fields in which we are involved as new products in these areas are developed and become more widely known. Moreover, the patent situation in this field is complex, and the protection afforded by patents in any particular jurisdiction may be limited.

Invicorp

Our management is presently discussing the possibility of entering into licensing arrangements with major pharmaceutical companies, assuming that a marketing authorization approval is granted by the United Kingdom's regulatory agency, the MCA, for Invicorp during the second quarter of 1999. Certain products that compete with Invicorp have been or are being developed by our competitors, including Pfizer ("Viagra"), Pharmacia & Upjohn ("Caverject") and Vivus ("Muse"). Although our management believes that there will be a substantial demand for Invicorp, we cannot assure that Invicorp or future products will obtain necessary regulatory approvals or that we will be able to successfully market these products.

Reliaject

There are already a number of syringes on the market. In particular, products developed by two of our competitors are being used extensively, mainly in the U.S. For regulatory approval purposes, auto-injector devices must be identified with the medicinal compound which they are designed to deliver.

Based upon extensive clinical trials conducted in the United Kingdom in which the Reliaject device was used for the delivery of Invicorp, we believe that Reliaject, which can, after instruction, be used by patients without medical supervision, is capable of competing successfully with products currently on the market.

Skincare and Beauty Products

The vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than we do.

Our products are designed to meet specific niche segments of the market. Our products include the Mill Creek line, Sleepy Hollow Botanicals and Biotene H-24. The speciality mass market lines are Silver Fox (a proudct for grey hair) and the Allercreme Hypoallergenic range for sensitive skins, that was developed in conjunction with determatologists and are currently being marketed under a distribution agreement entered into with Quinlan Inc. This agreement provides for minimum purchase order guarantees.

GOVERNMENT REGULATION

General

Our research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies.

Product Approval--U.S.

In the U.S., the Federal Food, Drug and Cosmetic Act and the Public Health Service Act governs the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of our products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage of our product development that may affect approval, delay an application, or require additional expenditures.

The steps required before a pharmaceutical product may be marketed in the U.S. include:

        o       preclinical laboratory testing;

        o submission to the FDA of an Investigational New Drug application which must become effective before human clinical trials may be commenced;

        o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

        o       submission of a New Drug Application to the FDA; and

        o FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

Invicorp has received Investigational New Drug approval from the FDA, and we plan to file a New Drug Application with the FDA for Invicorp at the earliest practicable opportunity.

Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers are given the new compound in order to identify toxicities and characterize the compound's behavior in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish dose levels. Phase III studies, which we have concluded for Invicorp, are large-scale studies designed to confirm a compound's efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data has been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data is submitted to the FDA as part of the New Drug Application.

Our clinical trials for future products will generate safety data as well as efficacy data and will require substantial time and significant funding. We cannot assure that clinical trials related to future products would be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

Under current regulations, the market introduction of the majority of non-medicated cosmetics and skin care products do not require prior formal registration or approval by the FDA, although this could change in the future. The Cosmetics Division of the FDA monitors matters of safety and adulteration. The situation for non-medicated cosmetic and skin care products is the same for Europe.

Product Approval--Other Countries

Marketing of products in other countries requires regulatory approval from the relevant medicines evaluation in a particular country. The current approval process varies from country to country, and the time to approval may vary from that required for FDA approval. The review of clinical studies by regulatory agencies in foreign jurisdictions follows a similar process to that in the U.S.

In July 1998, we received Marketing Authorization from the Danish government for Invicorp. In March 1999, the United Kingdom's Committee on Safety of Medicines informed us that it was prepared to advise the United Kingdom's licensing authority to grant a marketing authorization for Invicorp upon our compliance with specified conditions. The Company has submitted Marketing Authorization Applications for Invicorp in several other countries. We anticipate approvals from the United Kingdom in the second quarter of 1999 and from Ireland during 1999. However, these applications will be subject to rigorous approval processes. We cannot assure that approval in these or other countries will be granted or that these approvals if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect our ability to generate product revenue.

In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Thus, even if a product is approved by a regulatory authority, satisfactory prices will be approved for such product.

Noncompliance

Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

Post-Approval

After regulatory approval is obtained, our products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our drugs to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely effect future marketing of a drug. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

We obtain certain materials and components for the manufacture of our products from third parties. In addition, we outsource the manufacture of certain products (see "Business--Manufacturing and Marketing"). These parties are required to comply with strict standards established by us. Certain manufacturers and suppliers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations, to follow Good Manufacturing Practices, or GMP, requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with GMP and other applicable regulations. Upon routine inspection of these facilities, we cannot assure that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with GMP and other regulations. Failure to achieve satisfactory GMP compliance as confirmed by routine inspections could have a material adverse effect on our ability to continue to manufacture and distribute our products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines or closure of our manufacturing facility until GMP compliance is achieved.

Import Restrictions and Duties

Because Senetek may be importing certain of its products or product ingredients into the United States, Senetek could be subject to quantity limitations, duties and tariffs imposed by countries in which the products are to be sold. The United States does not have quantity restrictions for goods such as Senetek's proposed products but does impose tariffs based on the value of the products imported. Other countries may have different restrictions and duties.

PATENTS

We believe that patents and other proprietary rights are an essential element of our business. As part of our grant agreements with various researchers, we have exclusive license rights to any commercially valuable products developed by the contracted researchers within the scope of the agreements, in exchange for royalty entitlements. Our policy is to file patent applications to protect inventions and improvements that we consider important to the development of our business. Typically, patents in the U.S. expire 19 years after the grant date.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed patent applications for our products in most major countries, including those that are signatories to the Patent Conference Treaty. Thus far, Reliaject is patented in most of these countries and in major areas in Asia and South America. We have also received patent approvals covering our technology for the treatment of:

        o       the effects of aging on skin in the U.S.;

        o psoriasis and other related skin diseases in the U.S., Canada and Australia; and

        o male sexual dysfunction in the U.S., Australia, Czech Republic, Hungary, Israel, Latvia, Lithuania, Mexico and Taiwan.

Patent positions generally, including those for pharmaceutical and health service organizations such as us, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we cannot be sure that any patents that are or may be issued to us will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issued, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator or that we or our licensor was the first to file patent applications for these inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to us, whether or not the eventual outcome was favorable to us. We cannot assure that our patents, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical and health services companies and research and academic institutions have developed technologies, filed patent applications, or received patents in areas that may be related to our business. Some of these technologies applications, or patents may conflict with our development efforts or patent applications.

In 1995, we acquired numerous trademarks formerly owned by Carme Inc. To the best of our knowledge, there has been no indication to date that such trademarks are invalid or are subject to challenge.

Typically, we require our employees, consultants and sponsored researchers to execute confidentiality agreements as part of their employment, consulting or research arrangements with us. We cannot assure, however, that these agreements will produce meaningful or adequate protection for our trade secrets.

EMPLOYEES

As of December 31, 1998, we employed 52 full-time employees. Senetek employees comprised 10 persons in the United Kingdom, of whom seven are employed at our drug development center at Kettering, and five in the U.S., of whom four are employed in our research center in St. Louis and one in our executive offices in Napa. As of December 31, 1998, our wholly owned subsidiary, Senetek Drug Delivery Technologies, Inc., employed five persons in the U.S. who concentrate on the scientific, engineering and production aspects of Reliaject. Our other wholly owned subsidiary, Carme Cosmeceutical Sciences Inc., has 32 employees covering the production, marketing, advertising and distribution of our health and beauty products, including a team covering the management and financial aspects of this portion of our business.

ITEM 2--PROPERTIES

Our United Kingdom administrative offices are located in London, United Kingdom. We leased this 1,124 square foot space in 1998 under a three-year lease that expired in March 1999. We recently renewed our lease for this space until May 1999. We lease approximately 40,000 square feet in Napa, California for our U.S. headquarters. Our headquarters facility includes approximately 13,000 square feet of manufacturing space and 27,000 square feet of research, marketing and administrative space. Our lease for the Napa facility expires in December 2007. We also lease an approximately 5,000 square foot building in Kettering, United Kingdom under a 15-year lease with a break option after five years. We have sublet approximately 1,000 square feet of this space to an unaffiliated company for a term of three years. In 1997, we entered into a three-year lease for a 3,600 square foot laboratory facility in St. Louis, Missouri. We believe that our leased facilities are adequate for our current operations.

ITEM 3--LEGAL PROCEEDINGS

On June 11, 1998, we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together, "Mad Dogs") in the Supreme Court of New York. On December 11, 1996, we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the cosmetics industry in connection therewith. We are seeking damages of approximately $10 million under a breach of contract claim for Mad Dogs' failure to perform its obligations under this contract. Mad Dogs served us with an answer to our complaint in August 1998.

Ronald Trahan Associates, Inc. and Ronald C. Trahan have filed a lawsuit against Senetek PLC claiming breach of an alleged contract between Senetek and Ronald Trahan Associates, Inc. The plaintiff alleges damages approximating $170,000. The plaintiff also claims a right to treble damages. This breach of contract claim was filed around January 25, 1999 in Middlesex Superior Court in Massachusetts. On March 8, 1999, we removed the lawsuit to the U.S. District Court for the District of Massachusetts. On March 24, 1999, we moved to dismiss one of the claims of the lawsuit. We believe that the claims in this lawsuit have no merit and intend to defend against the lawsuit vigorously.

In January and February 1999, we received several letters from counsel to David Pettit, a former consultant to Senetek. Mr. Pettit voluntarily resigned from his consulting position with us in early November 1998. Mr. Pettit alleges that his consulting agreement with Senetek was terminated following a change in Senetek's management and has threatened a lawsuit seeking damages of $127,000. No suit has yet been filed. We believe that Mr. Pettit's claims have no merit and, in the event a lawsuit is filed, intend to defend against such claims vigorously.

On March 11, 1999, our legal counsel received a letter from counsel to Clifford Brune, former Chief Operating Officer of Senetek, who left his position as COO in late 1998. The letter threatened a lawsuit seeking damages of $777,600, representing amounts allegedly owed to Mr. Brune under an alleged consulting contract with Senetek. No suit has yet been filed. We believe that Mr. Brune's claims have no merit and, in the event a lawsuit is filed, intend to defend against such claims vigorously.

Paul Logan, former Chief Financial Officer and Secretary of Senetek and a current member of our board of directors, filed a lawsuit against Senetek on March 12, 1999 in the United Kingdom's Employment Tribunal. Mr. Logan alleges that he entered into a verbal agreement with our former Chief Executive Officer and Chairman under which Mr. Logan was to provide consulting services to Senetek for three years beginning on October 1, 1999, in exchange for consulting fees of 109,000 pounds per year. Mr. Logan seeks three month's unpaid consulting fees under the alleged consulting agreement. On April 1, 1999, Senetek filed a dissent with the Employment Tribunal. We believe that the claims in this lawsuit have no merit and intend to defend against the lawsuit vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     GENERAL DISCUSSION

        There is currently no established public trading market for our Ordinary Shares in the United Kingdom. Our American Depositary Shares (each representing one Ordinary Share and evidenced by one American Depositary Receipt) were traded on the over-the-counter market in the United States beginning in November 1984 and have been traded through The Nasdaq Stock Market since our public offering in the U.S. in May 1986.

        The following table sets out the range of high and low closing bid prices for our American Depositary Shares during each quarter of our two most recent fiscal years, as reported by the Nasdaq Smallcap Stock Market.

        FISCAL YEAR ENDED DECEMBER 31, 1998

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---
        March 31                                   $   4.97       $   3.00
        June 30                                        5.00           3.25
        September 30                                   4.75           1.97
        December 31                                    2.88           1.53


        FISCAL YEAR ENDED DECEMBER 31, 1997

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---
        March 31                                   $   3.66       $   3.13
        June 30                                        4.53           4.25
        September 30                                   4.78           4.50
        December 31                                    4.91           4.63

        As of April 14, 1999 there were approximately 209 holders of record of our Ordinary Shares, including approximately 1,108 holders of record of American Depositary Shares. The share price at April 14, 1999 was a high of $1.6875 and a low of $1.50.

        We have not paid, nor do we presently contemplate the payment of, any cash dividends on our Ordinary Shares. The decision whether to pay, and the amount of such dividends, will be based upon, among other things, our earnings, capital requirements and financial conditions. Any dividend, either cash or stock, must be recommended by our board of directors and approved by our shareholders. The board of directors is, however, empowered to declare interim dividends. Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $71,968,000 at December 31, 1998. Accordingly, we will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of stockholders and the United Kingdom Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

(b)     SALES OF UNREGISTERED SECURITIES

        FISCAL 1996

        During the fourth quarter of 1996, we raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933, as amended:

        1.      DATE OF TRANSACTION

                        October 11, 1996

                SECURITIES SOLD

                        $2,500,000 three-year unsecured debentures, convertible into shares at the lower of (a) the average closing bid price of our American Depositary Receipts for 5 days preceding the closing date or (b) 70% of the average closing bid price for the 5 days prior to conversion.

                        Two-year warrants with a total value of $2,700,000 entitling the holder to convert into Ordinary Shares of Senetek PLC at a price of $1.70 per share.

                CONSIDERATION RECEIVED

                        $2,500,000 in cash (a further $2,500,000 in cash was received in 1997 and applied against the exercise of two-year warrants and the issue of an equivalent number of Ordinary Shares at a price of $1.70 per share referred to below).

                NAMES OF SUBSCRIBERS

                        Lionhart Global Appreciation Fund
                        Nelson Fernandes
                        Rajan Bhasin

                NAMES OF WARRANT HOLDERS

                        Global Emerging Markets
                        Investment Perspectives (Tradewinds) Limited
                        Cavendish Limited
                        Settondown Capital Investments Limited

        2.      DATE OF TRANSACTION

                        December 5, 1996

                SECURITIES SOLD

                        Two-year warrants to the value of $100,000 entitling the warrantholder to convert into shares of Senetek PLC at a price of $1.125 per share.

                        Two-year warrants to the value of $1,733,333 entitling the warrantholder to convert into Ordinary Shares of Senetek PLC at a price of $1.4625 per share.

                        $1,000,000 two-year unsecured debentures convertible into Ordinary Shares at $0.84375 per Ordinary Share.

                CONSIDERATION RECEIVED

                        $1,000,000 in cash.

                NAME OF SUBSCRIBER AND WARRANT HOLDER

                        Brentwood Financial Limited

                NAME OF WARRANT HOLDER

                        HIG Securities Investments Limited

        FISCAL 1997

        During the second and fourth quarters of 1997, we raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933, as amended:

        1.      DATE OF TRANSACTION

                        April 4, 1997

                SECURITIES SOLD

                        $1,500,000 three-year unsecured debentures, convertible into shares at the lower of (a) the average closing bid price of our American Depositary Receipts for five days preceding the closing date or (b) 74% and 80% of the average closing bid price for the five days prior to conversion.

                        Two-year warrants to the total value of $1,575,000 entitling the holder to convert into Ordinary Shares of Senetek PLC at a price of $4.4375.

                CONSIDERATION RECEIVED

                        $1,500,000 in cash.

                NAMES OF SUBSCRIBERS

                        Raphael Enterprises Ltd
                        Onn Sithawalla

                NAMES OF WARRANT HOLDERS

                        Raphael Enterprises Ltd
                        Onn Sithawalla

                        R. Nangalia

        2.      DATE OF TRANSACTION

                        December 8, 1997

                SECURITIES SOLD

                        Two-year warrants entitling the warrant holder to convert into Ordinary Shares of Senetek PLC at a price of $1.4625 per share.

                CONSIDERATION RECEIVED

                        $1,170,000 ($585,000 was received and applied against the exercise of 400,000 warrants into the issue of an equivalent number of Ordinary Shares in 1997. The second transaction on a similar basis for $585,000 occurred in the first quarter of 1998).

                NAME OF SUBSCRIBER AND WARRANT HOLDER

                        Brentwood Financial Limited

        FISCAL 1998

        During 1998, we raised funds through the following offerings under the terms and conditions of Regulation S of the Securities Act of 1933, as amended:

        1.      DATE OF TRANSACTION

                April 7, 1998

                SECURITIES SOLD

                1,100,000 5p Ordinary Shares

                Three-year warrants to purchase 1,100,000 5p Ordinary Shares of Senetek PLC at $5.00 per share.

                CONSIDERATION RECEIVED

                $3,300,000 less 10% commission from the sale of 1,100,000 Ordinary Shares at $3.00 per share.

                NAME OF SUBSCRIBER AND WARRANT HOLDER

                Windsor Capital Limited

        2.      DATE OF TRANSACTION

                July 8, 1998

                SECURITIES SOLD

                Three-year warrants to purchase 1,885,715 Ordinary Shares of Senetek PLC at $3.50 per share.

                Three-year warrants to purchase 220,000 Ordinary Shares of Senetek PLC at $6.00 per share.

                We subsequently amended these warrants and issued 2,105,715 Ordinary Shares upon exercise of the warrants.

                CONSIDERATION

                We issued the foregoing warrants to Windsor Capital Management, Ltd. in connection with a credit agreement under which we borrowed $6,600,000 from Windsor. We subsequently amended the warrants and issued Ordinary Shares upon exercise of the amended warrants in exchange for cancellation of indebtedness to Windsor in the amount of $4,211,430.

                Name of Subscriber and Warrant Holder

                Windsor Capital Management, Ltd.

        FISCAL 1999 (TO DATE)

        In 1999 (to date), we issued the following securities in transactions exempt from registration under Regulation D under the Securities Act of 1933, as amended:

        1.      DATE OF TRANSACTION

                April 14, 1999

                SECURITIES SOLD

                a. $7,388,570 aggregate principal amount of three-year promissory notes of Senetek PLC (the "Investment Notes"). The Investment Notes bear interest at a rate of 8.0% per year. The principal amount of the Investment Notes is due and payable in 2002.

                b. Series A Warrants to purchase an aggregate of 3,000,000 Ordinary Shares at an initial exercise price of $1.50 per share (subject to downward adjustment).

                c. Series B Warrants to purchase an aggregate of 3,333,333 Ordinary Shares at an exercise price of $1.50 per share.

                d. Series C Warrants to purchase an aggregate of 1,194,285 Ordinary Shares at an exercise price of $2.00 per share.

                CONSIDERATION RECEIVED

                We received $5,000,000 in cash (less expenses) and the refinancing of $2,388,570 of our previously outstanding indebtedness for issuing the Investment Notes, the Series B Warrants, the Series C Warrants and Series A Warrants to purchase an aggregate of 738,857 Ordinary Shares. We issued the remaining Series A Warrants to purchase an aggregate of 2,261,143 Ordinary Shares in settlement of certain disputes with a third party.

                NAME OF SUBSCRIBER AND WARRANT HOLDER

                Oakwood Holdings, Ltd.

(c)     TAXATION

        General

        The following is a summary of the principal U.S. federal and United Kingdom tax consequences applicable to the ownership of Ordinary Shares and American Depositary Shares, by a beneficial holder that is a citizen or resident of the United States, a corporation or partnership created or organized under the laws of the U.S. or any state thereof or that otherwise is subject to U.S. Federal income tax on a net income basis in respect of the Ordinary Shares or American Depositary Shares (a "U.S. Holder"). This summary is not exhaustive of all possible tax considerations, and U.S. Holders are advised to consult their own tax advisers as to the overall tax consequences, including specifically the consequences under state and local laws, of the purchase, ownership and disposition of Ordinary Shares or American Depositary shares.

        This summary does not address the United Kingdom tax consequences to a U.S. Holder who is resident or (in the case of an individual) ordinarily resident in the United Kingdom or who carries on business there through a branch or agency. A disposition of Ordinary Shares or American Depositary shares, by such a person may be subject to United Kingdom tax.

        This summary also does not address the U.S. tax consequences to a U.S. Holder (i) controlling, directly or indirectly, together with associates, 10% or more of the voting shares of Senetek PLC, (ii) who does not hold the Ordinary Shares or American Depositary Shares as capital assets, (iii) who does not use the U.S. dollar as the U.S. Holder's functional currency or (iv) who holds the Ordinary Shares or American Depositary Shares as part of a larger integrated financial transaction or straddle.

        The statements regarding U.S. federal and United Kingdom tax laws set out below are based on those laws as in force on the date of this Form 10-K.

        For the purposes of the current U.S./United Kingdom double taxation conventions (the "Income Tax Convention") and for the purposes of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), U.S. Holders of American Depositary Shares will be treated as owners of the underlying Ordinary Shares.

        Taxation of Dividends

        No tax will be withheld from dividend payments by Senetek PLC to United Kingdom resident shareholders. An individual shareholder resident in the United Kingdom is treated for United Kingdom tax purposes as having taxable income equal to the sum of the dividend plus a tax credit equal to 10% of the sum of the dividend plus the tax credit (such aggregate sum being hereinafter referred to as the "Gross Dividend"). The tax credit is available as a tax credit against the individual's tax liability on the relevant dividend.

        Prior to April 6, 1999, U.S. resident shareholders were normally entitled to a refund from the United Kingdom Inland Revenue of taxation as a result of the dividends paid to them. After April 6, 1999, a corporate U.S. Holder (which is not also a resident of the United Kingdom for the purposes of the Income Tax Convention) who controls, directly or indirectly (either alone or with one of more associated Corporations) 10% or more of the voting power of Senetek PLC may still apply for a refund but generally other shareholders may not.

ITEM 6--SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 1998 and the selected consolidated balance sheet data as of December 31, 1997 and 1998 has been derived from and should be read in conjunction with our financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1994 and 1995 and the selected consolidated balance sheet data as of December 31, 1994, 1995 and 1996 has been derived from the audited financial statements contained in our annual reports to shareholders.

                                                      YEAR ENDED DECEMBER 31,
                                         1998       1997         1996       1995        1994
                                       --------    -------      ------     ------      ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                               $  4,672      5,722       6,486      1,931         212
Loss from operations                    (17,089)   (15,626)     (4,066)    (3,904)     (3,476)
Net loss                               $(22,492)   (15,539)     (4,020)    (3,721)     (2,982)
                                       ========    =======      ======     ======      ======
Net loss per Ordinary Share            $  (0.41)     (0.32)      (0.10)     (0.09)      (0.08)
outstanding

                                                         AS OF DECEMBER 31,
                                         1998       1997         1996       1995        1994
                                       --------    -------      ------     ------      ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash and cash equivalents            $    808      6,216       2,975      2,237       5,088
  Government bonds at fair value             --         --          --         --       3,128
  Inventory                                 731        890       1,657      1,231          42
  Trade receivables and other
    current assets                        2,754      2,486         997        959         401
                                       --------    -------     -------    -------     -------
  Total current assets                    4,293      9,592       5,629      4,427       8,659
  Property & equipment, net               3,366      1,909       1,182      1,087         749
  Goodwill and other intangible
    assets, net                           1,766      1,900       2,128      2,391         349
  Deferred financing costs                1,241         --         902         --          --
  Other assets                               --         --          --         --           4
                                       --------    -------     -------    -------     -------
  Total assets                           10,666     13,401       9,841      7,905       9,761
Long term liabilities:
  8% convertible debentures                  --         --       1,700         --          --
  Capital Leases                             46         --          --         --          --
Accumulated deficit                     (71,968)   (49,476)    (33,937)   (29,917)    (26,196)
Stockholders' equity                   $   (821)     5,506       6,263      6,745       9,203
                                       ========    =======     =======    =======     =======

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We received our initial funding from a public issuance of Ordinary Shares in the United Kingdom in November 1983. In May 1986, we completed a public financing in the U.S. resulting in the issuance of 1,322,500 Units, each consisting of one Ordinary Share and one "A" and one "B" warrant for the purchase of an equivalent number of Ordinary Shares. The Ordinary Shares were issued as American Depositary Shares, evidenced by American Depositary Receipts, and together with the "A" and "B" warrants, were traded under the Nasdaq Automated Quotations System. 143,018 unexercised "A" and 1,285,400 unexercised "B" warrants ceased trading upon the lapsing of their respective extended exercise dates in May 1997. Since May 1986, we have relied on private placements of Ordinary Shares, convertible debentures, and warrants to add to our capital base.

Our accounts set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Our financial information included in this Form 10-K is presented in U.S. dollars.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 1998, our liquid position, represented by cash and deposits at banks and liquid investments, decreased by $5,402,000 to $808,000. This decrease is attributable to the excess of our operational losses, capital investments and the net movements in working capital over the net proceeds of private placements and draw downs of credit facilities as discussed in "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

Our operations are carried out through biopharmaceuticals, drug delivery and research and development fields ("pharmaceuticals") and the supply of skincare and beauty products ("cosmetics").

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           1998           1997            1996
                                         -------         -------         -------
                                                  (IN THOUSANDS OF DOLLARS)
Loss from Operations:

Pharmaceuticals:
    Revenues                               1,517           1,167             499
                                         -------         -------         -------
    Gross profit                             906             692             317
    Operating expenses                   (16,284)        (13,368)         (4,427)
                                         -------         -------         -------

    Loss from operations                 (15,378)        (12,676)         (4,110)
                                         -------         -------         -------

Cosmetics:
    Revenues                              (3,155)         (4,555)         (5,987)
                                         -------         -------         -------
    Gross Profit                             725           1,042           2,530
    Operating expenses                    (2,436)         (3,992)         (2,486)
                                         -------         -------         -------

    (Loss)/profit from operations         (1,711)         (2,950)             44
                                         -------         -------         -------

Total loss from operations               (17,089)        (15,626)         (4,066)
                                         -------         -------         -------


                                            1998            1997           1996
                                          -------         -------         -------
                                                  (IN THOUSANDS OF DOLLARS)
Overall Loss Before Taxation:

Pharmaceuticals:
    Loss from operations                  (15,378)        (12,676)         (4,110)
    Interest income                           188             279              --
    Interest (expense)                         --             (50)            (21)
    Other expense                          (5,744)            (--)             (4)
                                          -------         -------          ------
    Loss before tax                       (20,934)        (12,447)         (4,135)
                                          -------         -------          ------

Cosmetics:
    (Loss)/profit from operations          (1,711)         (2,950)             44
    Other income/(expense)                    194             (92)             74
    Interest expense                          (41)            (50)             (3)
                                          -------         -------          ------
    (Loss)/profit before tax               (1,558)         (3,092)            115
                                          -------         -------          ------

Total overall loss before taxation        (22,492)        (15,539)         (4,020)
                                          =======         =======          ======


Under U.S. GAAP, we apply Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" ("APB 25"), and related interpretations in accounting for our employee stock option plans. We have recognized $1,669,000 of expense for stock based employee compensation in accordance with APB 25 in fiscal 1998 and $3,048,000 in fiscal 1997.

Also, during fiscal 1998, we recognized $863,000 of expense relating to the fair value of all stock options awarded to non-employees and consultants in accordance with Financial Accounting Standard No. 123 ("FAS 123"). The expense in fiscal 1997 was $840,000.

REVENUES

Our product sales revenues of $4,672,000 for the year ended December 31, 1998 comprised $401,000 from the sale of pharmaceutical products, $1,116,000 from the sale of monoclonal antibodies, and $3,155,000 from the sale of health and cosmetic beauty aids.

Our product sales revenues of $5,722,000 for the year ended December 31, 1997 comprised $276,000 from the sale of our pharmaceutical products, $891,000 from the sale of monoclonal antibodies, and $4,555,000 from the sale of health and beauty aids.

The 45.3% increase in sales of pharmaceutical products is due to a 37.3% increase in volume and an 8% increase in prices.

The 25.3% increase in sales of monoclonal antibodies is due to an increase in sales volume.

The 30.7% decrease in sales of skincare and beauty products is due to a streamlining of the product range. At the time we acquired Carme Cosmeceutical Sciences Inc. in September 1995, the acquired business had approximately 1,000 stock keeping units ("SKU's"). At the end of 1998, this had been reduced to approximately 150 SKU's.

Our sales revenues of $6,486,000 for 1996 comprised $84,000 from the sale of pharmaceutical products, $415,000 from the sales of monoclonal antibodies and $5,987,000 from the sale of health and cosmetic beauty aids. Comparing 1997 to 1996, the 229% increase in is due to a 237% increase in volume and an 8% decrease in price. The 115% increase in sales of monoclonal antibodies is due to an increase in sales volume. The 24% decrease in sales of health and cosmetic beauty aids is due to a decrease in volume due to the downsizing of the product portfolio.

RESEARCH AND DEVELOPMENT

Pharmaceutical Division

Research and development expenses in the year ended December 31, 1998 were $7,955,000, compared with $4,913,000, and $2,040,000 in 1997 and 1996, respectively.

The increase of $3,042,000 in 1998 compared with 1997 was primarily due to (i) additional clinical spending on pivotal clinical studies, regulatory approvals and toxicological studies, in particular for the preparation of the Abbreviated New Drug Application submission for Adrenaject and the future New Drug Application submission for Invicorp with the FDA in the U.S. and (ii) the purchase of $1,200,000 of vasoactive intestinal polypeptide and phentolamine mesylate for our Invicorp product under supply arrangements with third party vendors.

The increase of $2,873,000 in 1997 compared with 1996 was primarily due to:

        o increases in pharmacology studies, toxicology studies, Phase III Clinical Trials, regulatory consultancy costs and the lodging of Marketing Authorization Applications with a number of European medicines evaluation agencies;

        o increases in the payments to contract research organizations carrying out stability tests and other tests and the purchase of the active materials relating to the Invicorp therapy; and

        o additional research costs relating to the availability to us of monoclonal antibodies.

Cosmetics Division

Research and development expenses in the year ended December 31, 1998 were $25,000, compared with $113,000 and $147,000 in 1997 and 1996, respectively.

The decrease of $88,000 in 1998 compared with 1997 is primarily due to the streamlining of our cosmetic product portfolio and the elimination of production development expense following the outsourcing of manufacturing in the second half of 1997.

The decrease of $34,000 in 1997 compared with 1996 was primarily due to the streamlining of our cosmetic product portfolio.

GENERAL AND ADMINISTRATIVE

Pharmaceutical Division

General and administrative ("G&A") expenses totaled $7,482,000 for 1998, compared with $6,305,000 and $1,627,000 for 1997 and 1996, respectively.

The increase of $1,177,000 in 1998 compared to 1997 was primarily due to:

        o the full year effect of retaining a public relations company in the second half of 1997 to focus on investor relations and development status of the Invicorp and Kinetin products; and

        o the full year effect of retaining a marketing consulting company in the second half of 1997 to focus on product licensing opportunities for Invicorp with potential pharmaceutical partners and the setting up of raw material supply and contract manufacturing arrangements for Invicorp supply chain.

Also, a change in the basis of the allocation of salaries and welfare and benefits to G&A expenses to more correctly allocate staff costs to their operational activity resulted in an increase in G&A expenses in 1998 compared to 1997. The 1998 costs also include the ongoing recognition of stock compensation expense:

        o for employee stock compensation plans in accordance with APB 25, for 1997 grants vesting in 1998 and beyond; and

        o under FAS 123 relating to the grant of stock options to non-employees in exchange for services rendered, based on the fair value of the awards at the grant date.

The increase of $4,678,000 in G&A expenses in 1997 compared with 1996 was primarily due to:

        o charges for the full year of the hire of additional executive management with effect from the third quarter of 1996;

        o       the cost of implementing public/investor relations program;

        o       the costs of retaining a new financial adviser;

        o       an increase in legal and professional charges;

        o an increase in salaries, rent, travel, utilities and general overhead associated with the increase in members of the management team; and

        o recognition of $2,533,000 of compensation expense for employee stock based compensation plans in accordance with APB 25 and $840,000 compensation expense under FAS 123 relating to the grant of stock options to non-employees in exchange for services rendered, based on the fair value of the awards at the grant date.

Cosmetics Division

G&A costs for the year ended December 31, 1998 were $1,680,000, compared with $1,762,000 and $962,000 for 1997 and 1996, respectively. The 1998 costs reflect stock compensation expense relating to the grant of employee stock options in 1997 which vest in 1998 and beyond, in accordance with APB 25.

The decrease of $82,000 in 1998 compared to 1997 was primarily due to decreased operating costs of Carme Cosmeceutical Sciences Inc. following an out-sourcing of manufacturing in 1997.

The increase of $800,000 in G&A costs for 1997 compared with 1996 was primarily due to:

        o recognition of $515,000 of compensation expense for employee stock based compensation plans in accordance with APB 25; and

        o costs of putting in place the out-sourcing of manufacturing in the Carme Cosmeceutical Sciences Inc. operations.

MARKETING AND PROMOTION

Pharmaceutical Division

Marketing and promotion expenses totaled $847,000 for 1998, compared with $2,149,000 and $760,000 for 1997 and 1996, respectively.

The $1,302,000 decrease in 1998 compared to 1997 was primarily due to the reclassification of public/investor relations from marketing expense to G&A expense in 1998 to more correctly allocate expense to the related activity.

The increase of $1,389,000 in G&A costs in 1997 compared to 1996 was primarily due to an ongoing high profile public/investor relations campaign highlighting the clinical success and commercial potential of Invicorp and Reliaject.

Cosmetics Division

Marketing and promotion expenses totaled $276,000 for 1998, compared with $1,376,000 and $459,000 for 1997 and 1996, respectively.

The decrease of $1,100,000 in 1998 compared to 1997 was primarily due to one time advertising costs associated with the promotion of Kinetin products in 1997.

The increase of $917,000 in 1997 compared to 1996 is was primarily to one time advertising costs associated with the promotion of Kinetin products in 1997.

SELLING EXPENSES

Cosmetics Division

Selling expenses relating to our cosmetics products totaled $456,000 for 1998, compared with $742,000 and $918,000 for 1997 and 1996, respectively.

The decrease of $286,000 in 1998 compared to 1997 was primarily due to reduced salaries and broker commissions following the out-sourcing of manufacturing in the cosmetics division in the second half of 1997.

The decrease of $176,000 in 1997 compared to 1996 was primarily due to reduced salaries and broker commissions following the out-sourcing of manufacturing in the cosmetics division in the second half of 1997.

OTHER INCOME AND EXPENSE

Included in other expense is $2,389,000 for debt modification expense under the Windsor Capital line of credit. Also, included in other expense is $3,355,000 relating to the amortization of deferred financing costs represented by the fair value of warrants attached to the line of credit and the 10% fee on the placement of the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $5,402,000 during 1998 to $808,000. This decrease is due to the excess of our operational losses, capital expenditure and net movements in working capital over the proceeds of private placements of shares, convertible debt and the exercise of employee share options for the year. To date, we have realized only modest revenues from our operations. We continue, as in the past, to depend upon raising equity funds from private placements. Our independent auditors report on our consolidated financial statements included in Item 8 states that "[Senetek] has suffered recurring losses from its operations and... its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about [Senetek's] ability to continue as a going concern."

In April 1999, we issued $7,388,570 in aggregate principal amount of secured promissory notes. The notes bear interest at a rate of 8.0% per year, payable semi-annually, and are due and payable in full in April 2002. The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash (less expenses) and refinancing of $2,388,570 of our previously outstanding debt. We also issued warrants to purchase Ordinary Shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, other lenders who advance up to an additional $7,611,430 may share in the collateral securing the notes described above on a pari passu basis with the existing noteholders.

Our other most significant revenue commitments are our research agreements, consulting agreements, employment agreements and property leases. In addition, capital expenditure amounted to $2,081,757 in 1998 in connection with the set up of supply chain capability for the manufacture of Reliaject components in advance of the commercialization of the Invicorp and Adrenaject products.

In the event of the use of Kinetin as a pharmaceutical, as opposed to a cosmetic product, we would have to commit considerable additional expenditure, and the speed at which this work can be undertaken will depend upon our financial resources.

We anticipate spending approximately $8.5 million during 1999 on the development of our pharmaceutical products, including Reliaject applications, and on our administrative and marketing structure operations. Although our management believes that we will generate revenues from the sale of our cosmetic product lines, monoclonal antibodies and the Invicorp product to named-patients, these will not be sufficient to address our projected short-term financial requirements.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

Our management is discussing the possibility of entering into licensing arrangements with several major pharmaceutical companies. Although these discussions may lead to a license agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreement.

GOVERNMENT POLICY

It is the opinion of our board of directors that there are no aspects of government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of our business, except as generally described in
Part I, Item 1, of this Form 10-K under the heading "Government Regulation."

IMPACT OF INFLATION

We believe that inflation has not had any material effect on the results of our operations to date.

YEAR 2000

The Problem

The term "Year 2000 issue" is used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. These problems generally arise from the fact that most of the world's computer hardware and software have used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from those in the "1900's." This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Our State of Readiness

We have instituted a year 2000 assessment and remediation project. As a part of this project, we have completed an initial evaluation of our computer systems and significant software programs, including our network hardware and operating systems and accounting and business process software, as well as our non-information technology systems. In anticipation of potential year 2000 system problems, we have begun to replace our management information systems with a platform designed to be year 2000 compliant. We expect to complete this process in the second quarter of 1999. We have retained a consulting firm to coordinate successful system implementation, including testing of year 2000-related problems. We will commence testing for year 2000 compliance upon full implementation of our new system and will continue this testing throughout 1999. We presently believe that upon completion of successful system conversions, the year 2000 issue will not pose significant operational problems for us. However, although our new systems are designed to be year 2000 compliant, we cannot assure you that the systems contain all necessary data code changes. If we do not complete our conversions in a timely fashion, the year 2000 issue could have a material impact on our operations.

As a part of our year 2000 project, we have assessed our products in connection with year 2000 issues. Our products do not contain any software, date-sensitive fields or embedded microprocessors; therefore, we do not believe that our products will present year 2000 issues.

We are also in the process of contacting our vendors and other third parties on which we rely to obtain information about their year 2000 compliance. We plan to complete these contacts by the end of the second quarter of 1999. Based on our review of responses we have received to date, we do not expect this issue to have a material adverse effect on our business.

The Costs to Address Our Year 2000 Issues

In 1998, we spent approximately $130,000 to address year 2000 issues, including the purchase of new software. We expect that our assessment, remediation and contingency planning activities for its internal systems will be ongoing through 1999. We currently expect the total cost for these activities to be approximately $20,000 in 1999. This cost estimate does not include replacement of internal software and hardware in the normal course of business. We do not believe that these costs will materially affect our liquidity or financial condition. The costs of our year 2000 project and the date established for completion of year 2000 modifications are based on our management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. We cannot guarantee that we will achieve these estimates; actual results could differ materially from those we currently anticipate.

The Risks Associated With Our Year 2000 Issues

Our failure to resolve year 2000 issues by December 31, 1999 could result in system failures or miscalculation, causing disruptions in our operations and normal business activities. In addition, the failure of our vendors or other third parties on whom we rely to remediate their year 2000 issues could result in disruptions in our ability to obtain parts and materials or other problems related to our daily operations. Since third party year 2000 compliance is not within our control, and since we have not completed the process of obtaining compliance information from vendors and others, we cannot assure that a vendor's or other third party's failure to achieve year 2000 compliance would not have a material adverse effect on our business.

Contingency Plan

We are currently working on a contingency plan for all critical aspects of our year 2000 issues and expect to have completed such a plan by the third quarter of 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits," which revises employer's disclosures about pensions and other post-retirement plans. SFAS 132 is effective for the periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The standard currently does not apply to Senetek.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 Requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, we have not entered in to derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., Prime to LIBOR spreads) and exchange rate variability. We manage these market risks using derivative financial instruments in accordance with established polices and procedures. We do not use derivative financial instruments for trading purposes.

We believe that fluctuations in interest rates and currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The disclosure called for by Item 9 has been previously reported by Senetek PLC. See Item 14(b) of Part IV of this Report on Form 10-K.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required in this item will be included in our Definitive Proxy Statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1998 under the caption "Directors and Executive Officers of Registrant" and is incorporated by reference herein.

ITEM 11--EXECUTIVE COMPENSATION

The information required in this item will be included in our Definitive Proxy Statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1998 under the caption "Executive Compensation" and is incorporated by reference herein.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in this item will be included in our Definitive Proxy Statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated by reference herein.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item will be included in our Definitive Proxy Statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days following December 31, 1998 under the caption "Certain Relationships and Related Transactions" and is incorporated by reference herein.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following consolidated financial statements are included in Item 8:

                                                                                 Page
                                                                                 ----
        Reports of Independent Auditors                                           F-1
        Consolidated Balance Sheet as of December 31, 1998 and 1997               F-3
        Consolidated Statement of Operations for the Years Ended                  F-4
        December 31, 1998, 1997 and 1996
        Consolidated Statement of Stockholders' (Deficit)/Equity for
        the Years Ended December 31, 1998, 1997, and 1996                         F-5
        Consolidated Statement of Cash Flows for the Years Ended                  F-6
        December 31, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements                                F-8

(a)(2)  The following financial statement schedules are submitted herewith:

        All Schedules are omitted because they are not required or the information required is not applicable or not present in amounts sufficient to require submission of the schedule or the required information is shown in the financial statements or notes thereto.

(a)(3) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

3.1     Certificate of Incorporation of Senetek PLC.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

3.2 Memorandum and Articles of Association of Senetek PLC (defining the rights of security holders, subject to the provisions of the United Kingdom Companies Act 1985).

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

10.3    Senetek No. 1 Share Option Scheme for Employees.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.4 Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

        Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

10.18 Senetek No. 2 Executive Share Option Scheme for non-Executive Directors and Consultants.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.29 Amended and restated Deposit Agreement dated November 6, 1992 between Senetek PLC and The Bank of New York.

        The form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638, and is incorporated herein by reference.

10.32 Consulting Agreement dated May 1, 1994 between Senetek PLC and Dr. G.D. Frentz.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.33 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Dr. G. Homan.

        Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.34 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Mr. P.A. Logan.

        Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.35 Service Agreement dated September 1, 1996 between Senetek PLC and Mr. A.J. Cataldo.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.36 Service Agreement dated October 1, 1996 between Senetek PLC and Mr. C.D. Brune.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.37 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. A.J. Cataldo

10.38   Service Agreement dated June 30, 1997 between Senetek PLC and Dr. G.
        Homan.

10.39 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. C.D. Brune.

10.40 Service Agreement dated June 30, 1997 between Senetek PLC and Dr. R.A. Oakes.

10.41   Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F.
        J. Massino.

10.42 Settlement Agreement dated April 13, 1999 by and among Senetek PLC, Windsor Capital Management, Ltd. and certain other parties thereto.

10.43 Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

21      Subsidiaries of Senetek PLC.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual report on Form 10 -K for the year ended December 31, 1995 and incorporated herein by reference.

24      Power of Attorney.

        Included on the signature page to this Annual Report on Form 10-K.

27      Financial Data Schedule.

(b)     8 K Disclosures - Fourth quarter of 1998.

        A report on Form 8-K, dated November 2, 1998, was filed with the Commission on November 6, 1998 reporting the resignation of Price Waterhouse as independent accountant.

        A report on Form 8-K, dated November 5, 1998, was filed with the Commission on November 6, 1998 reporting the appointment of Deloitte & Touche as independent accountant.

        A report on Form 8-K/A, dated November 13, 1998, was filed with the Commission on November 18, 1998 reporting that Price Waterhouse, Senetek's former independent accountant, agreed with the statements contained in Form 8-K dated November 2, 1998.

        8 K Disclosures - Subsequent to year end.

        A report on Form 8-K, dated January 26, 1999, was filed with the Commission on February 1, 1999 reporting the resignation of Deloitte & Touche as independent accountant.

        A report on Form 8-K, dated February 23, 1999, was filed with the Commission on March 1, 1999 reporting the appointment of BDO - Stoy Hayward as independent accountant.

(c)     Exhibits.

        The Company has filed as part of this Report on Form 10-K the exhibits in Item 14(a)(3) as set forth above.

(d)     Financial Statement Schedules.

        See Item 14(a)(2) of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa State of California, on this 15th day of April, 1999.

                                        SENETEK PLC


                                        BY:  /s/ F. J. Massino
                                           -------------------------------------
                                           FRANK J. MASSINO
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Frank J. Massino and Paul A. Logan, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                            DATE
           ---------                          -----                            ----

      /s/ F. J. Massino           Chairman of the Board           April 15, 1999
-------------------------------   and Chief Executive Officer
Frank J. Massino                  (Principal Executive Officer)

      /s/ S. W. Slade             Chief Financial Officer         April 15, 1999
-------------------------------   (Principal Financial and
Stewart W. Slade                  Accounting Officer)

      /s/ P. A. Logan             Director                        April 15, 1999
-------------------------------
P.A. Logan

     /s/ A. Tobler                Director                        April 15, 1999
-------------------------------
A. Tobler

                                  Director                        April 15, 1999
-------------------------------
G.D. Frentz

     /s/ U. Thieme                Director                        April 15, 1999
------------ ------------------
U. Thieme

    /s/ S. Georgiev               Director                        April 15, 1999
-------------------------------
S. Georgiev

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of BDO Stoy Hayward, Independent Auditors                             F1

Report of Price Waterhouse, Independent Auditors                             F2

Consolidated Balance Sheets                                                  F3
December 31, 1998 and 1997

Consolidated Statements of Operations                                        F4
for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders Equity                            F5-F6
for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                                     F6-F7
for the years ended December 31, 1998, 1997 and 1996

Notes to the Consolidated Financial Statements                           F8-F30

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Senetek PLC

We have audited the accompanying consolidated balance sheet of Senetek PLC and its subsidiaries as of December 31, 1998 and the related consolidated statement of operations and stockholder's equity and of cash flow for the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senetek PLC and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flow for the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its operations and, as described in Note 17, its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ BDO STOY HAYWARD
-----------------------------------
BDO STOY HAYWARD
8 Baker Street
LONDON  WIM 1DA
England

15 April 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Senetek PLC

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and stockholder's equity and of cash flows as of and for each of the two years in the period ended December 31, 1997 (appearing on pages F-3 through F-30 of the Senetek PCL Form 10-K Annual Report for the year ended December 31, 1998) present fairly, in all material respects, the financial position, results of operations and cash flows of Senetek PCL and its subsidiaries as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable reassurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Senetek PLC for any period subsequent to December 31, 1997.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its pharmaceutical operations and, as described in Note 17, its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE
32 London Bridge Street
LONDON SE1 9SY
England                                                         7 April 1998

                                   SENETEK PLC

                           CONSOLIDATED BALANCE SHEET

                                                                                  December 31,
                                                                     -----------------------------------

                                                                         1998                   1997
                                                                     -------------         -------------
                                                                    (in $ thousands, except share amounts)
ASSETS
    Cash and Cash Equivalents                                        $         808                 6,216
    Inventory (Note 3)                                                         731                   890
    Trade Receivables
    (net of provisions of $455,474 in 1998 & $37,000 in 1997)                1,265                 1,123
    Non-trade Receivables                                                      129                   113
    Receivable from Employee                                                    --                   311
    Prepaids and Deposits (Note 6)                                           1,360                   939
                                                                     -------------         -------------
Total Current Assets                                                         4,293                 9,592

    Property & Equipment - net (Note 4)                                      3,366                 1,909
    Goodwill & Other Intangible Assets - net (Note 5)                        1,766                 1,900
    Deferred Financing Costs (Note 9)                                        1,241                    --
                                                                     -------------         -------------
Total Assets                                                                10,666                13,401
                                                                     =============         =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
    Line of Credit (Note 8)                                          $       2,389                   900
    Accounts Payable (Note 7)                                                1,602                 1,754
    Accrued Liabilities (Note 7)                                             1,630                 1,353
    Accrued Compensation on Stock Options (Note 13)
        -- Employees                                                         4,112                 3,048
        -- Non-employees                                                     1,708                   840
                                                                     -------------         -------------
                                                                            11,441                 7,895
                                                                     =============         =============

Commitments and Contingencies (Note 17)                                         --                    --

Long Term Liabilities
    Capital Leases                                                              46                    --

Stockholders' (Deficit)/Equity
    Ordinary shares
    Authorized Shares:
    $0.08 (5 pence) par value: 100,000,000
    Issued and Outstanding Shares 1998: 57,215,856
    (1997: 52,186,821)                                                       4,625                 4,215
    Share Premium                                                           66,472                50,711
    Accumulated Deficit                                                    (71,968)              (49,476)
    Accumulated other comprehensive income -- currency translation              50                    56
                                                                     -------------         -------------
    Total Stockholders' (Deficit)/Equity                                      (821)                5,506
                                                                     =============         =============
    Total Liabilities and Stockholder's (Deficit)/Equity             $      10,666                13,401
                                                                     =============         =============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   SENETEK PLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 1998             1997            1996
                                               --------         --------         --------
                                               (IN $ THOUSANDS, EXCEPT FOR PER SHARE DATA)

    Revenues                                   $  4,672            5,722            6,486

    Cost of Revenues                             (3,040)          (3,988)          (3,640)
                                               --------         --------         --------
    Gross Profit                                  1,632            1,734            2,846
                                               --------         --------         --------
Operating Expenses:
    Research & Development                       (7,980)          (5,026)          (2,187)
    General & Administrative                     (9,162)          (8,067)          (2,588)
    Marketing & Promotion                          (847)          (3,525)          (1,219)
    Selling Expenses                               (732)            (742)            (918)
                                               --------         --------         --------
Total Operating Expenses                        (18,721)         (17,360)          (6,912)

Loss from Operations                            (17,089)         (15,626)          (4,066)

Interest Income                                     188              279               34
Other (Expense)/Income - net                        194              (92)              69
Debt modification expense (Note 8)               (2,389)              --               --
Interest Expense (including amortization
    of deferred financing cost)                  (3,396)            (100)             (57)
                                               --------         --------         --------
Loss Before Taxation                            (22,492)         (15,539)          (4,020)
Taxation                                             --               --               --
Net Loss                                       $(22,492)         (15,539)          (4,020)
                                               ========         ========         ========

Net Loss per Ordinary Share Outstanding
    Basic                                         (0.41)           (0.32)           (0.10)
    Diluted                                       (0.41)           (0.32)           (0.10)
Weighted Average Ordinary Shares
    Outstanding, basic and diluted               54,229           49,178           41,235
                                               --------         --------         --------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   SENETEK PLC

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                     ($ IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                        Accumulated
                                                                                                        Other
                                                                                                        Comprehensive
                                                                                                        Income-      Net
                                                                                Share      Accumulated  Currency     Stockholders'
                                                 Shares           Amount        Premium    Deficit      Translation  Equity
                                                 ----------       -------       -------    -----------  -----------  --------
Balances, December 31, 1995:                     40,606,123       $ 3,266       $33,310      $(29,917)      $ 86       $  6,745
    Issuance of Ordinary Shares in Private        1,000,082            78           972            --         --          1,050
        Placements
    Conversion of Debentures                      2,093,000           172           604            --         --            776
    Options Exercised                               200,000            17           133            --         --            150
    Warrants Issued in Connection with
        Convertible Debentures                           --            --         1,588            --         --          1,588
    Comprehensive Income (Loss):                  ---------       -------       -------      --------       ----       --------
        Net Loss                                         --            --            --        (4,020)        --         (4,020)
        Translation Loss                                 --            --            --            --        (26)           (26)
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --        (4,020)       (26)        (4,046)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1996:                     43,899,205       $ 3,533       $36,607      $(33,937)      $ 60       $  6,263
    Issuance of Ordinary Shares in Private              200            --            --            --         --             --
        Placements
    Warrant Conversions                           5,669,166           432        11,002            --         --         11,434
    Options Exercised                               402,500            66         1,179            --         --          1,245
    Conversion of Debentures                      2,215,750           184         1,923            --         --          2,107
    Comprehensive Income (Loss):
        Net Loss                                         --            --            --       (15,539)        --        (15,539)
        Translation Loss                                 --            --            --            --         (4)            (4)
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --       (15,539)        (4)       (15,543)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1997:                     52,186,821       $ 4,215       $50,711      $(49,476)      $ 56       $  5,506
    Issuance of Ordinary Shares in Private        1,100,500            90         3,485            --         --          3,575
        Placements
    Warrant Conversions                             458,706            38           534            --         --            572
    Deferred Financing Costs                             --            --         3,936            --         --          3,936
    Conversion of Debt to Equity (Note 8)         2,105,714           173         4,038            --         --          4,211
    Debt Modification Expense (Note 8)                   --            --         2,389            --         --          2,389
    Options Exercised                             1,364,115           109         1,379            --         --          1,488
    Comprehensive Income (Loss):
        Net Loss                                         --            --            --       (22,492)        --        (22,492)
        Translation Loss                                 --            --            --            --         (6)            (6)
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --       (22,492)        (6)       (22,498)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1998:                     57,215,856       $ 4,625       $66,472      $(71,968)      $ 50       $   (821)


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   SENETEK PLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                               1998             1997            1996
                                                             --------         --------         -------
                                                                          (IN $ THOUSANDS)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                                     $(22,492)        $(15,539)        $(4,020)
Adjustments to reconcile net loss to net cash:
    Depreciation and Amortization                                 540              548             450
    Write-off of Assets                                            --              136              31
    Loss/(Gain) on Sale of Equipment                               29               (1)             --
    Stock Option Compensation                                   2,532            3,888              --
    Debt Modification Expense                                   2,389               --              --
    Deferred Finance Amortisation                               3,355               --              --
    Interest on Convertible Debentures effected by
        Issue of Shares                                            --               47              --

Changes in Assets and Liabilities:
    Trade Receivables (increase)/decrease                        (142)            (389)             25
    Non-trade Receivables (increase)/decrease                     (16)             (25)            (47)
    Receivable from Employee (increase)/decrease                  311             (311)             --
    Inventory decrease/(increase)                                 159              767            (432)
    Prepaids (increase)/decrease                                 (421)            (801)            (21)
    Accounts Payable and Accrued Liabilities increase             171            1,559             420
                                                             --------         --------         -------
Net Cash Used by Operating Activities                        $(13,585)        $(10,121)        $(3,594)
                                                             --------         --------         -------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                               (1,892)          (1,130)           (318)
Proceeds from Disposals of Property & Equipment                    --              108               4
                                                             --------         --------         -------
Net Cash Used by Investing Activities                        $ (1,892)        $ (1,022)        $  (314)

                                                                   YEAR ENDED DECEMBER 31,
                                                             1998             1997           1996
                                                           --------         -------         ------
                                                                      (IN $ THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary Shares
  from exercise of Warrants and Options                       2,646          12,537          1,200
Proceeds from line of credit                                  6,600              --             --
Proceeds from issuance of 8% Convertible Debentures              --           1,500          3,500
Costs of Financing                                             (660)           (330)          (250)
Short-term Loans and Overdrafts                               1,489             670            230
                                                           --------         -------         ------

Net Cash Provided by Financing Activities                    10,075          14,377          4,680
                                                           --------         -------         ------

NET (DECREASE)/INCREASE  IN CASH
AND CASH EQUIVALENTS                                         (5,402)          3,234            772

Cash and Cash Equivalents at the Beginning
  of the period                                               6,216           2,975          2,237
Effects of Exchange Rate Changes on Cash                         (6)              7            (34)
                                                           --------         -------         ------

Cash and Cash Equivalents at the End of the Period         $    808           6,216          2,975
                                                           ========         =======         ======



Supplemental disclosures of cash flow information
        Interest                                           $     41             100             57
        Income Taxes                                       $     --              --             --

In addition, the Company issued 2,105,714 shares to settle part of its line of credit for which no cash was received.

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   SENETEK PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      ACTIVITIES

        Senetek PLC (the "Company") was incorporated in England on October 5, 1983 as a public company with limited liability under the Companies Act 1985 to exploit commercially the products which may arise as a result of Company sponsored research in the fields of life science and biotechnology with particular reference to the diagnosis and treatment of diseases relating to senescence or aging.

        Since incorporation, the Company has concentrated on its research and development activities together with the requirement of procuring the necessary supportive equity financing.

        The main area in which the Company is involved is the development of therapies for Male Sexual Dysfunction ("MSD"). Completion of Phase III clinical trials for Invicorp(TM), a drug combination therapy of vasoactive intestinal polypeptide and phentolamine mesylate, in conjunction with a patented auto-syringe (Reliaject(TM)), took place in 1997 and Marketing Authorization Applications ("MAA's")for Invicorp(TM) have been filed with the medicines evaluation agencies in the United Kingdom, Ireland, Denmark, Switzerland and New Zealand. An MAA was received from the Danish medicines agency during the third quarter of 1998. In March 1999, the United Kingdom's Committee on Safety of Medicines informed the Company that it was prepared to advise the United Kingdom's licensing authority to grant an MAA for Invicorp upon the Company's compliance with specified conditions. The Company is currently in the process of complying with these conditions.

        The Company also filed in 1998 an Abbreviated New Drug Application with the Federal Food and Drug Administration in the United States for the marketing approval of Adrenaject, which is the Reliaject drug delivery device filled with Epinephrine to be used for the treatment of anaphylactic shock. A license agreement was entered into with a major pharmaceutical company during the fourth quarter of 1998, granting them the worldwide rights for the Adrenaject system in return for licensing fees and royalty payments conditional on the Company achieving certain milestones. No revenues have been recognized for Adrenaject in 1998.

        The Company also sells monoclonal antibodies purchased from outside suppliers and derived from sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines to the scientific community for research purposes.

        In September 1995, the Company extended its range of interests by acquiring, through its newly formed and now renamed subsidiary Carme Cosmeceutical Sciences, Inc. ("CCSI"), formerly named Carme International, Inc. ("CII") - a Delaware Corporation the majority of the assets of Carme Inc., an organization based in Novato, California that had concentrated on the manufacture and distribution of health and beauty products. This acquisition was designed to extend the Company's interest in the areas of skin-care and to provide a vehicle for the development and distribution of a product featuring the Kinetin compound (formerly referred to as Factor X or Vivakin) in a cosmetic format. During 1997, CCSI revised its business strategy resulting in a rationalized core brand portfolio and the outsourcing of manufacturing requirements. During 1998 the Company has entered into license agreements with two companies for the use of Kinetin in the prestige and dermatological markets.

        Subsidiary Undertakings

        SDDT (formerly named MEIS Corporation) was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector (Reliaject(TM)) syringe for use with the Company's MSD compound.

        Carme Cosmeceutical Sciences Inc. (formerly named Carme International, Inc.) was incorporated in the State of Delaware in June 1995. Its main activity is the supply of health and beauty aids to various segments of the cosmetics market.

2.      PRINCIPAL ACCOUNTING POLICIES

        (a)     Basis of Consolidation

                The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI and SDDT Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requiring management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Certain prior year balances have been re-classified in order to conform to current year presentation.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain financing sufficient to support its operations and business development plans.

        (b)     Revenues

                Revenues are recognized at the time of shipment (or time of rendering in the case of services) and are stated at the net invoiced value of goods and services supplied to customers after deduction of sales and value added tax where applicable.

        (c)     Inventories

                Inventories, constituting finished goods, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the first in first out method.

        (d)     Property and Equipment

                Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis using the following estimated useful lives:

                Fixtures, fittings and equipment     3 to 15 years.

                Motor vehicles                             4 years.

        (e)     Intangible Assets

                Intangible assets representing patents and proprietary technology are stated at cost less accumulated Amortisation. Amortisation is calculated on a straight line basis over an estimated useful life of 5 years.

                Goodwill is being amortized on the straight line method over 15 years. Goodwill included in the consolidated financial statements relates to the Company's acquisition on September 26, 1995 of certain assets of Carme Inc.

        (f)     Impairment of Long-Lived Assets

                In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of", the Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers various valuation factors including discounted cash flows, fair values, and replacement costs to assess any impairment of such assets.

        (g)     Research and Development

                Expenditures on research and development are written off as incurred.

        (h)     Foreign Exchange

                The Company follows currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company's United Kingdom operation is the Pound Sterling.

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

        (l)     Income Taxes

                The Company's recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted rules in effect for the year in which differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will not be realized.

        (m)     Recent Accounting Pronouncements Not Yet Implemented

                In February 1998 the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", which revises employer's disclosures about pensions and other post-retirement plans. SFAS 132 is effective for the periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The standard currently does not apply to the Company.

                In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

        3.      INVENTORY

                Inventory at cost comprises the following:

                                             December 31, 1998    December 31, 1997
                                             -----------------    -----------------
                                                        (in $ thousands)
                Finished Goods                    $465                  $462
                Raw Materials                      265                   427
                Work in Progress                     1                     1
                                                  ----                  ----
                                                  $731                  $890
                                                  ====                  ====

        4.      PROPERTY AND EQUIPMENT

                Property and equipment is summarized as follows:



                                                      December 31, 1998   December 31, 1997
                                                      -----------------   -----------------
                                                                (in $ thousands)
        Cost:
            Fixtures, fittings, plant and
              laboratory equipment                          $ 2,898             $ 2,028
            Motor vehicles                                       31                  31
            Assets in the course of construction              1,357                 396
                                                            -------             -------
                                                              4,286               2,455
                                                            -------             -------

        Accumulated depreciation:
            Fixtures, fittings, plant and
              laboratory equipment                             (894)               (528)
            Motor vehicles                                      (26)                (18)
                                                               (920)               (546)
                                                            -------             -------
                                                            $ 3,366             $ 1,909
                                                            -------             -------



NOTES:

        1.      Depreciation charge during the year amounted to $406,000 (1997:
                $237,000, 1996: $187,000).

        2. The tangible fixed assets of the Group include plant and laboratory equipment owned under Capital leases as follows:

                                                1998            1997
                                                -----           ----
                                                  (in $ thousands)
                Cost                            $ 519           $ 26
                Depreciation                      (55)            (3)
                                                -----           ----
                Net book value                  $ 464           $ 23
                                                =====           ====


5.      GOODWILL AND OTHER INTANGIBLE ASSETS

        The amount in the Company's Balance Sheet represented by these intangible assets is made up as follows:

                                      December 31, 1998   December 31, 1997
                                      -----------------   -----------------
                                               (in $ thousands)
        Goodwill:
            Cost                            $ 2,202             $ 2,202
            Amortisation                       (436)               (302)
                                            -------             -------

                                      December 31, 1998   December 31, 1997
                                      -----------------   -----------------
                                               (in $ thousands)
            Net                               1,766               1,900
                                            -------             -------

        Other Intangible Assets:
            Cost                                635                 635
            Amortisation                       (635)               (635)
                                            -------             -------
            Net                             $    --             $    --
                                            -------             -------

        Total                               $ 1,766             $ 1,900
                                            -------             -------


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

6.      PREPAIDS AND DEPOSITS

        Prepaids and deposits include $977,000 and $813,000 paid to capital goods suppliers for the automation of the manufacture and sub assembly of the autosyringe ( Reliaject) components in SDDT at December 31, 1998 and 1997, respectively.

7.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities comprise the following:

                                       December 31, 1998          December 31, 1997
                                     Accrued       Accounts     Accrued        Accounts
                                   Liabilities      Payable   Liabilities      Payable
                                   -----------     --------   -----------      ---------
                                                       (in $ thousands)
Trade Creditors                          625         1,522            --           874
Staff Salaries                             9            --            41             3
Vacation Pay Accrual                     141            --            53            --
Taxes and Social Security                 33            --            25            --
Audit and Accountancy Fees               232            28           173             8
Research Grants and Costs                 --            --            64           631
Legal and Professional Fees               45            52            39            71
Consultancy Fees                          35            --           300           167
Other Liabilities and Accruals           510            --           658            --
                                      ------        ------        ------        ------
                                      $1,630        $1,602        $1,353        $1,754
                                      ======        ======        ======        ======


8.      LINE OF CREDIT

        On July 8, 1998 the Company received $5,940,000 ($6,600,000 less a 10%
        fee) under the terms of a $10m Credit Agreement with a third party. This line of credit is non interest bearing and fell due in April 2000. In connection with this line of credit 1,885,714 warrants at an exercise price of $3.50 and 377,150 warrants at an exercise price of $6 were granted. The fair value of these warrants, calculated using the Black Scholes model, was calculated at $3,936,000. The fair value of these warrants will be amortized, using the interest rate method, over the term of the credit agreement. (See note 9).

        In September 1998, the $3.50 warrants were exercised, without payment, and 1,885,714 Ordinary shares issued by the Company to extinguish this line of credit. Subsequent to that date the Company entered into discussions with the third party involving a dispute over the actual exercise price of the warrants and whether any amounts remained outstanding under the original $6.6 million loan agreement.

        Pursuant to these discussions, the Company agreed to reduce the exercise price of the warrants from $3.5 to $2 and sell an additional 220,000 shares at $2 per share. As a result of these transactions, approximately $4.2 million of the original $6.6 million credit agreement was exchanged for approximately 2,105,000 shares of common stock. As a result of the Company reducing the exercise price of the warrants, the Company recognized an expense totaling $2,389,000.

8.      THE BALANCE ON DECEMBER 31, 1997

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

9.      DEFERRED FINANCING COSTS

                                             December 31, 1998 December 31, 1997
                                             ----------------- -----------------
                                                       (in $ thousands)
Deferred financing costs
    arising on line of credit (Note 8)            $ 3,936             $--
                                                  -------             ---

Accumulated Amortisation                           (2,695)             --
                                                  -------             ---
                                                  $ 1,241             $--
                                                  -------             ---



10.     STOCKHOLDERS' EQUITY

        (a) During the year ended December 31, 1998, the outstanding Ordinary shares of the Company increased by 5,029,035 to 57,215,856. During 1998, the Company sold 1.1 million ordinary shares to Windsor Capital in exchange for $3.3 million in cash. The agreement requires the Company to issue an additional 625,000 ordinary shares if the market price for the Company's American Depository Shares (ADS) as of June 30, 1998 was less than $5 per share. The Company's price of its ADS was less than $5 per share as of June 30, 1998. The Company expects to issue the additional shares in the second quarter of fiscal 1999 as part of the settlement agreement (note 18).

        (b) The following warrants, mainly issued in association with private placements, were outstanding at December 31, 1998:

                                                              Lapsed/  Warrants Unexercised
     Warrants Issued       Exercise Price     Expiry Date    Cancelled at December 31, 1998
     ---------------       --------------    -------------   --------- --------------------
           25,000              1.15625       December 1999        --           25,000
         1,100,00              5.00000       April 2001           --        1,100,000
        ---------                                              -----        ---------
        1,125,000                                                 --        1,125,000
        ---------                                              -----        ---------

                The warrants referred to above entitle the holder to purchase American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended.


        (c) The following warrants, mainly issued in association with private placements, were outstanding at December 31, 1997:

                                                              Lapsed/  Warrants Unexercised
     Warrants Issued       Exercise Price     Expiry Date    Cancelled at December 31, 1997
     ---------------       --------------    -------------   --------- --------------------
          633,000              3.00          May 1996         40,000               --
        1,215,920              3.00          June 1997       171,931               --
        1,036,517              3.00          July 1997            --               --
           25,00               1.15625       December 1999        --           25,000
        2,085,185              1.4625        December 1998        --          400,000
        ---------                                            -------          -------
        4,995,622                                            211,931          425,000
        ---------                                            -------          -------


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

        (d) The following Regulation S Convertible Warrants, issued in association with the placement of Convertible Debentures, remain unexercised as follows:




                Warrants Issued   Exercise Price     Expiry Date     Warrants Unexercised
                ---------------   --------------     -----------     --------------------
                  1,558,235           $1.70          10/10/1999             58,941
                    354,930           $4.4375        04/01/2000            354,930


                The Warrants referred to above entitle the holder thereof to purchase American Depositary Receipts ("American Depositary Receipts") of the Company at a purchase price per American Depositary Receipt equal to 115% of the average closing bid price of the Company's American Depositary Receipt for the five
                (5) days preceding the Closing Date, such Warrants to be exercisable at any time on or after the 90th day from the Closing Date until the expiry date. The offer and the sale of the Warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended.

11.     STOCK OPTIONS

        (a) On October 8, 1993, 4,550,000 options, representing the total number of options available for grant at that time were registered with the Securities and Exchange Commission on Form S-8.

                In December 1985, the Company adopted a share option plan (the "No. 1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share twenty-one days prior to the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee's employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997 shareholders approved the extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

                The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 1998:

                                    Shares                                           Exercise
                                   Available        Options           Options          Price
                                   For Grant      Outstanding         Vested         Per Share
                                  ----------      -----------       ----------       ----------
Balance at December 31, 1995         891,000        1,109,000          444,500       $0.75-2.00

    Exercised                             --         (200,000)        (200,000)      $     1.75

    Granted                       (1,436,000)       1,436,000               --       $1.25-4.00

    Options Vested                        --               --          201,750       $0.75-2.00
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1996        (545,000)       2,345,000          446,250       $0.75-4.00

    Authorised                     4,000,000               --               --               --

    Cancelled                         65,000          (65,000)         (65,000)      $1.47-2.00

    Exercised                             --         (278,625)        (278,625)      $1.30-2.00

    Granted                         (690,000)         690,000               --       $1.25-4.88

    Options Vested                        --               --        1,009,500       $1.25-2.00
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1997       2,830,000        2,691,375        1,112,125       $0.75-4.88
                                  ----------       ----------       ----------       ----------

    Authorised                            --               --               --               --

    Cancelled                        404,000         (404,000)         (18,250)      $     3.50

                                    Shares                                           Exercise
                                   Available        Options           Options          Price
                                   For Grant      Outstanding         Vested         Per Share
                                  ----------      -----------       ----------       ----------
    Exercised                             --         (664,115)        (664,115)      $1.25-2.00

    Granted                       (1,751,000)       1,751,000               --       $2.00-3.75

    Options Vested                        --               --          633,655       $1.25-4.88
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1998       1,483,000        3,374,260        1,063,415       $0.75-4.88
                                  ----------       ----------       ----------       ----------

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan, 350,000 and 150,000 options were granted to Dr. G. Homan and Mr. P.A. Logan respectively, under the general powers granted to directors for the allotment of equity securities, approved at an Extraordinary General Meeting held on 6 March 1991. In June 1997, in conjunction with the issuance of new employment agreements, 1.8 million options were granted to the directors and certain employees of the company. The following table summarises option transactions outside the No. 1 Plan in the year ended 31 December 1998. Except for the granting of the above options, there were no transactions prior to 1998.

                               OPTIONS OUTSTANDING    OPTIONS VESTED    EXERCISE PRICE
                               -------------------    --------------    --------------
Balance at 31 December 1997         2,300,000            1,100,000       $0.75 - $1.50

Exercised                            (700,000)            (700,000)      $0.75 - $1.50
Options Vested                             --                   --

Cancelled                            (200,000)                  --        $1.50
                                    ---------            ---------
Balance at 31 December 1998         1,400,000              900,000        $1.50
                                    ---------            ---------


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

                The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 1998:

                                    Shares                                       Exercise
                                   Available       Options         Options        Price
                                   For Grant     Outstanding       Vested        Per Share
                                  ----------     -----------      --------       ----------
Balance at December 31, 1995       1,780,000        220,000        201,000       $0.75-2.00

    Granted                           (7,500)         7,500             --       $1.21
    Options Vested                        --             --         19,000       $1.75
                                  ----------       --------       --------       ----------

Balance at December 31, 1996       1,772,500        227,500        220,000       $0.75-2.00
                                  ----------       --------

    Authorised                     2,000,000             --             --
    Granted                         (230,000)       230,000             --       $1.22-3.53
                                  ----------       --------

    Cancelled                         35,000        (35,000)       (35,000)      $2.00
    Exercised                             --       (123,875)      (123,875)      $0.75-2.00
                                                   --------

    Options Vested                        --             --          7,500       $1.22
                                  ----------       --------       --------       ----------

Balance at December 31, 1997       3,577,500        298,625         68,625       $1.22-3.53

    Granted                         (415,000)       415,000             --       $2.00-4.28
    Vested                                --             --        230,000               --
                                  ----------       --------       --------       ----------

Balance at December 31, 1998       3,162,500        713,625        298,625       $1.22-4.28
                                  ----------       --------       --------       ----------

        Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16,1997. The following table summarizes option transactions outside the No. 2 Plan during 1997 and 1998. There were no transactions prior to 1997.

                                   Options Outstanding     Options Vested    Exercise Price
Balance at 31 December 1996                   --                    --
Granted                                  132,500                    --        $1.22 - $4.50
Options Vested                                --               110,000        $1.22 - $2.90
                                         -------               -------
Balance at 31 December 1997              132,500               110,000        $1.22 - $4.50
Granted                                   60,000                    --        $1.50
Options Vested                                --                22,500        $2.90 - $4.50
                                         -------               -------
Balance at 31 December 1998              192,500               132,500        $1.22 - $4.50


12. CALCULATION OF THE NUMBER OF SHARES IN ISSUE

                                                                  Shares             Weighted
                                                                Issued and         Average Shares
                                                                Outstanding         Outstanding
                                                                -----------        --------------
Twelve Months January 1, 1996 through December 31, 1996
Shares outstanding at the beginning of the period                40,606,123          40,606,123
Private Placements and Conversion of Debentures                   3,093,082             604,115
Options Exercised                                                   200,000              25,205
                                                                 ----------          ----------

Shares outstanding at the end of the period                      43,899,205          41,235,443
                                                                 ----------          ----------

Twelve Months January 1, 1997 through December 31, 1997
Shares outstanding at the beginning of the period                43,899,205          43,899,205
Exercise and Conversion of Warrants                               5,669,166           3,362,332
Options Exercised                                                   402,500             138,075
Private Placements and Conversion of Debentures                   2,215,950           1,778,417
                                                                 ----------          ----------

Shares outstanding at the end of the period                      52,186,821          49,178,029
                                                                 ----------          ----------

Twelve Months January 1, 1998 through December 31, 1998
Shares outstanding at the beginning of the period                52,186,821          52,186,821
Exercise and Conversion of Warrants                                 458,706             416,793
Options Exercised                                                 1,364,115             665,038
Private Placements and Conversion of Debentures                   3,206,214             960,752
                                                                 ----------          ----------

Shares outstanding at the end of the period                      57,215,856          54,229,404
                                                                 ----------          ----------


13.     SHARE OPTION PLANS

        Under U.S. GAAP, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. $1,664,000 (1997:
        $3,048,000; 1996: nil) of expense has been recognized for stock based employee compensation in accordance with APB 25. Had compensation expense been determined based upon the fair value at the grant date for awards as an alternate provided by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would be $24,394,000 and $0.45 per share respectively in 1998, $16,489,000 and
        $0.34 per share respectively in 1997, and $4,298,000 and $0.11 per share, respectively in 1996. These amounts are for disclosure purposes only and may not be representative of future calculations, since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value of the options granted are estimated using the Black-Scholes option pricing model with the following assumptions:

        Dividend yield of nil, volatility of 76% (1997 - 94% and 1996 - 93%), risk-free investment rate of 6.1% (1997 - 6.1%, 1996 - 6.37%), and an expected life of 6 years.

        The average fair values of the options granted for each Ordinary share American Depositary Receipt during 1998, 1997 and 1996 are estimated at:



              EXERCISE PRICE ON
                 DATE OF GRANT                   1998           1997       1996
              -----------------                  -----          ----       ----
              equals market price                $2.48          3.26        1.06
              exceeds market price               --             2.54          --
              below market price                 --             3.84          --
              All options                        $2.48          3.61        1.06


        During 1998, the Company recognized $868,000 (1997:$840,000; 1996:$nil)
        of general and administrative expense relating to all stock options awarded to non-employees and consultants in exchange for services based upon the fair value of the awards at the grant date which were estimated using the Black-Scholes option pricing model with the following assumptions.

        Dividend yield of nil, (1997:nil) volatility of 74%, (1997:85%) risk free investment rate of 6.1% (1997:63%) and an expected life of 4 years (1997: 4 years). The average fair values of the options granted during 1998 and 1999 are estimated as being $2.32 for each Ordinary share American Depositary Receipt.

14.     TAXATION

        The Company is incorporated in England with two U.S. subsidiaries. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The Company will be liable for United States tax (including state taxes) through the U.S. subsidiaries.

        No income tax charges/(credits) have been reflected in the Consolidated Statement of Operations due to the net operating losses in the year which substantially accounts for the deferred tax asset.

        Provisional tax losses available to the Company in the United Kingdom are estimated to be approximately $47,363,045 at the end of fiscal year 1998. The deferred tax asset value of these losses is approximately $14,682,544 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset.

        Provisional tax losses available to the Company in the U.S. are estimated to be approximately $9,702,874 at the end of fiscal year 1998. The deferred tax asset value of these losses is approximately $3,201,948 but no benefit has been recognised in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset. Net operating loss carryforwards and expiration dates are:

         YEAR                  LOSS              EXPIRATION DATE
         ----                  ----              ---------------
         1993                  $44,917                2008
         1994                  $64,491                2009
         1995                 $850,344                2010
         1996                 $915,651                2011
         1997               $3,400,000                2012
         1998               $4,427,471                2013

15.     INDUSTRY AND GEOGRAPHIC AREA SEGMENT

        In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments:
        Pharmaceutical operations and Cosmetics operations. The Pharmaceutical operations comprise Senetek PLC and SDDT and include biopharmaceuticals, drug development, drug delivery development and the sale of monoclonal antibodies. The Cosmetics operation comprises CCSI and includes the distribution of skin care and beauty products to a number of markets in North America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating results of the respective business units.

       INDUSTRY SEGMENTS                                     1998             1997             1996
       -----------------                                   --------         --------         --------
                                                                       ($ IN THOUSANDS)
        Net Sales
          Pharmaceuticals                                  $  1,517         $  1,167         $    499
          Cosmetics                                           3,155            4,555            5,987
                                                           --------         --------         --------
        Net Sales for reportable segments
          and consolidated net sales                          4,672            5,722            6,486
                                                           --------         --------         --------

        Operating (Loss)/Profit
          Pharmaceuticals                                   (15,378)         (12,676)          (4,110)
          Cosmetics                                          (1,711)          (2,950)              44

        Total Operating (Loss) for reportable segments      (17,089)         (15,626)          (4,066)

        Interest Income/(expense)                               147              229              (23)
        Other (Expense)/Income                                  194             (142)              69
        Debt modification expense                            (2,389)              --               --
        Amortisation of DFC                                  (3,355)              --               --
                                                           --------         --------         --------

        Loss Before Taxation                               $(22,492)        $(15,539)        $ (4,020)
                                                           --------         --------         --------

        Assets:
          Pharmaceuticals                                     3,842            2,303            1,090
          Cosmetics                                           3,258            3,920            5,318
          Total assets for reportable segments                7,100            6,223            6,408
          Corporate                                           3,566            7,178            3,433
                                                           --------         --------         --------
        Total Consolidated Assets                          $ 10,666         $ 13,401         $ 19,841
                                                           --------         --------         --------

        Capital Expenditure:
          Pharmaceuticals                                     1,105            1,130              254
          Cosmetics                                              68               --               64
          Total capital expenditure for
            reportable segments                               1,173            1,130              318
          General Corporate                                     719               --
                                                           --------         --------         --------
        Total consolidated capital expenditure             $  1,892         $  1,130         $    318
                                                           ========         ========         ========

       INDUSTRY SEGMENTS                        1998             1997             1996
       -----------------                      --------         --------         --------
                                                          ($ IN THOUSANDS)
        Depreciation and Amortization:
          Pharmaceuticals                          147              370              278
          Cosmetics                                134              178              172
          Total Depreciation and
           Amortization of Reportable
           Segments                                281              548              450
          Corporate                                259               --               --
                                              --------         --------         --------
         Total Consolidated Depreciation
           and Amortization                   $    540         $    548         $    450
                                              ========         ========         ========

        GEOGRAPHIC AREAS                             1998             1997            1996
        ----------------                           --------         --------         -------
                                                               (IN $ THOUSANDS)
        Net Sales
          United States                               3,954            5,167           6,189
          United Kingdom                                628              464             260
          Other foreign countries                        90               91              37
                                                   --------         --------         -------

          Total Consolidated
                                                      4,672            5,722           6,486
                                                   --------         --------         -------

        Long Lived Assets

          United States                               6,284            3,716           3,253
          United Kingdom                                891              931             107
                                                   --------         --------         -------
                                                      6,373            3,809           3,360


        The Company's registered office is located in the United Kingdom from which the financial controls, administration and scientific research and development activities are operated. The Company's Chairman is based in the United States from where liaison is effected with the U.S. investing public and from where the development of the activities of SDDT Corporation and Carme Cosmeceutical Sciences, Inc. are directed.

16.     COMMITMENTS AND CONTINGENCIES

        (a)     Research

                Under existing agreements, the Company is committed to provide funding for research programs and clinical trials of approximately $2.50-3.0 million during the year ending December 31, 1999.

        (b)     Capital expenditure

                Commitments of approximately $1.0 million have been given for the automation of the auto injector assembly line at SDDT

        (c)     Commitments Under Operating Leases

                The Company leases certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through its subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

                Minimum future lease payments under non-cancellable leases are as follows:

                      YEARS ENDING DECEMBER 31           FUTURE MINIMUM PAYMENT
                      ------------------------           ----------------------
                                                             (IN $ THOUSAND)
                                1999                                $384
                                2000                                 371
                                2001                                 388
                                2002                                 339
                                2003                                 287
                                                                  ------
                                                                  $1,769
                                                                  ======

                Rent expense was approximately $575,000, $676,000 and $552,000 in 1998, 1997 and 1996 respectively.

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

17.     GOING CONCERN

        The financial statements reflect a loss for the year ended December 31, 1998 of $22,492,000, which, when taken with the previous years result, results in an accumulated deficit of $71,968,000 at December 31, 1998. Cash and cash equivalents decreased by $5,408,000 during fiscal 1998, from $6,216,000 to $808,000.

        The Company has been able to fund this deficit from existing resources and through the sale of equity securities and issuance of debt. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short term and to meet the cost of developing the Company's pharmaceutical products. Management is also discussing the possibility of entering into licensing agreements with several pharmaceutical companies.

        Subsequent to the year end the Company has entered into a securities purchase agreement and related agreements and borrowed $5m in cash before expenses (see note 19).

        Management is engaged in continuing efforts to obtain sufficient financing to fund its operations for the foreseeable future however there can be no assurance given that the Company will be able to obtain the necessary financing.

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

19.     SUBSEQUENT EVENTS

        In April 1999, the Company entered into a Securities Purchase Agreement with an affiliate of the creditor who originally loaned the Company $6.6 million in July 1998. The terms of the agreement have the Company receiving $5 million in cash and refinanced the remaining balance owed of $2,389,000 under its current Credit Agreement, in exchange for new interest at 8%. The notes require semi-annual payments of interest only until maturity and are secured by all of the Company's assets. Series A Warrants to purchase an aggregate of 738,857 ordinary shares at $1.50 per share (subject to downward adjustment under certain circumstances), expiring in five years, were issued in connection with the Securities Purchase Agreement. Series B and C Warrants to purchase approximately
        3.3 million and 1.2 million ordinary shares at $1.50 and $2 per share were also issued in connection with the Securities Purchase Agreement but are only exercisable to the extent $7,389,000 note is not repaid in cash. The Series B and C Warrants expire in 10 years.

        In April 1999, the Company entered into a Settlement Agreement to resolve the terms of various transactions originally entered into by previous management of the Company. The settlement agreement results in the clarification of the terms of certain agreements and the issuance of approximately 2.3 million additional Series A Warrants. The estimated fair value of these warrants is approximately $2.4 million and will be recorded as an expense in the quarter ended June 30, 1999.

                                  EXHIBIT INDEX


3.1     Certificate of Incorporation of Senetek PLC.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

3.2 Memorandum and Articles of Association of Senetek PLC (defining the rights of security holders, subject to the provisions of the United Kingdom Companies Act 1985).

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

10.3    Senetek No. 1 Share Option Scheme for Employees.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.4 Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

        Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

10.18 Senetek No. 2 Executive Share Option Scheme for non-Executive Directors and Consultants.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.29 Amended and restated Deposit Agreement dated November 6, 1992 between Senetek PLC and The Bank of New York.

        The form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638, and is incorporated herein by reference.

10.32 Consulting Agreement dated May 1, 1994 between Senetek PLC and Dr. G.D. Frentz.

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.33 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Dr. G. Homan.

        Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.34 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Mr. P.A. Logan.

        Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.35 Service Agreement dated September 1, 1996 between Senetek PLC and Mr. A.J. Cataldo.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.36 Service Agreement dated October 1, 1996 between Senetek PLC and Mr. C.D. Brune.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.37 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. A.J. Cataldo

10.38   Service Agreement dated June 30, 1997 between Senetek PLC and Dr. G.
        Homan.

10.39 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. C.D. Brune.

10.40 Service Agreement dated June 30, 1997 between Senetek PLC and Dr. R.A. Oakes.

10.41   Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F.
        J. Massino.

10.42 Settlement Agreement dated April 13, 1999 by and among Senetek PLC, Windsor Capital Management, Ltd. and certain other parties thereto.

10.43 Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

21      Subsidiaries of Senetek PLC.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's annual report on Form 10 -K for the year ended December 31, 1995 and incorporated herein by reference.

24      Power of Attorney.

        Included on the signature page to this Annual Report on Form 10-K.

27      Financial Data Schedule.