Form 10-Q
period 1999-03-31
SENETEK PLC /ENG/
filed 1999-05-24
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities X Exchange Act of 1934 for the Quarterly period ended March 31, 1999


                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______



                         Commission file number 0-14691


                                   SENETEK PLC
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        England                                               77-0039728
-----------------------------------                       -------------------
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

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
   (former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (1) Yes [X] No



                                 (2) Yes [X] No

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.


                   March 31, 1999 (all one class): 57,215,856

                          SENETEK PLC AND SUBSIDIARIES



                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
        Item 1 - Financial Statements

        Unaudited Consolidated Statement of Operations
        Three Months Ended March 31, 1999 and March 31, 1998                       3



        Consolidated Balance Sheet
        March 31, 1999 (unaudited) and December 31, 1998                           4


        Unaudited Consolidated Statement of Cash Flows
        Three Months Ended March 31, 1999 and March 31, 1998                       5


        Notes to the Unaudited Consolidated Financial Statements                   7


        Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                        8



PART II.  OTHER INFORMATION                                                       22


SIGNATURES                                                                        23

Part I Financial Information

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                             3 Months Ended         3 Months Ended
                                                March 31,              March 31,
                                                  1999                   1998
                                             --------------         --------------
Revenues:
  Product Sales                                 $    934               $  1,615

Cost of Sales                                       (593)                  (903)
                                                --------               --------
      Gross Profit                                   341                    712

Operating Expenses:
  Research & Development                            (869)                (1,545)
  General & Administration                        (1,585)                (1,842)
  Marketing & Promotion                              (91)                  (419)
  Selling Expenses                                    --                   (153)
                                                --------               --------
      Total Operating Expenses                    (2,545)                (3,959)

Loss from Operations                              (2,204)                (3,247)

Interest income                                        1                     41
Interest expense                                      (1)                   (19)
Other income/(expense)                              (216)                    97
                                                --------               --------
Loss before Taxation                              (2,420)                (3,128)

Taxation                                              --                     --
                                                --------               --------

      Net Loss                                  $ (2,420)              $ (3,128)
                                                --------               --------
  Net loss per ordinary
  share outstanding                             $  (0.04)              $  (0.06)

  Weighted average Ordinary shares
  outstanding                                     57,216                 52,512
                                                --------               --------


See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                 March 31,            December 31,
                                                                   1999                  1998
                                                                (unaudited)
                                                                -----------           ------------
Assets
  Current Assets:
  Cash and Cash Equivalents                                      $    328               $    808
  Inventory at cost                                                   531                    731
  Trade Receivables                                                   699                  1,265
  Non-Trade Receivables                                               120                    129
  Receivable from Employee                                             --                     --
  Prepaids and Deposits                                             2,143                  1,360
                                                                 --------               --------

        Total Current Assets                                        3,821                  4,293

  Property and Equipment, net                                       3,188                  3,366
  Goodwill and Other Intangible Assets - net                        1,732                  1,766
  Deferred Financing costs                                          1,036                  1,241

               Total Assets                                      $  9,777               $ 10,666
                                                                 ========               ========
Liabilities & Stockholders' Equity
Current Liabilities
  Line of Credit                                                    2,389                  2,389
  Accounts Payable                                                  3,407                  1,602
  Accrued Liabilities                                               1,072                  1,630
  Accrued Compensation on Stock Options
                - Employees                                         4,274                  4,112
                - Non-employees                                     1,918                  1,708
                                                                   13,060                 11,441

Long Term Liabilities
  Capital Leases                                                       46                     46

Stockholders' Equity:
  Ordinary shares $0.08 (5pence) par value:
  Authorized shares: 100,000,000
  Issued and outstanding shares:
     March 31,  1999 - 57,215,856
      December 31, 1998 - 57,215,856                                4,626                  4,625

Share Premium                                                      66,477                 66,472
Accumulated Deficit                                               (74,388)               (71,968)
Equity Adjustment from Foreign Currency Translation                   (44)                    50
                                                                 --------               --------

Total Stockholders' Equity                                       $ (3,329)              $   (821)
                                                                 ========               ========

Total Liabilities and Stockholders' Equity                       $  9,777               $ 10,666
                                                                 ========               ========


See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                              1999                 1998
                                                            -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $(2,420)              $(3,128)

Adjustments to reconcile net loss to net cash:
  Depreciation and amortization                                 417                    90
  Gain on disposal of fixed assets                               --                    (7)
  Stock Option Compensation                                     372                   602



Changes in assets and liabilities:
  Trade Receivables (increase)/
    decrease                                                    566                  (288)
   Non-trade Receivables (increase)/
    decrease                                                      9                    74
  Inventory (increase)/decrease                                 200                  (365)
  Prepaids and deposits
    (increase)/decrease                                        (783)                 (152)
  Accounts payable and accrued
    liabilities increase/(decrease)                           1,247                  (785)
  Other Assets (increase)/decrease                               --                    --
                                                            -------               -------

Net Cash Used by Operating Activities                       $  (392)              $(3,959)
                                                            =======               =======


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment                       $    --               $  (268)

                                                            -------               -------


Net Cash Used by Investing Activities                       $    --               $  (268)
                                                            =======               =======

                          SENETEK PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                             1999                  1998
                                                            -------               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Issuance of Ordinary Shares from
     Exercise of Warrants                                   $     6                   537

  Net repayment of Short term loans and
     overdrafts                                                  --                  (900)
                                                            -------               -------

  Net Cash Provided By Financing Activities                 $     6                  (363)
                                                            =======               =======


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      $  (386)              $(4,590)

Cash and cash equivalents at the beginning
  of period                                                     808                 6,216

Effect of exchange rate changes on cash                         (94)                   (1)

Cash and Cash Equivalents at the
  end of the period                                         $   328               $ 1,625
                                                            =======               =======


Supplemental disclosures of cash flow information are as follows:


                                                                                Amounts Paid
                                                                              (in $ thousands)
                                                                             1999            1998
                                                                          ---------       ---------
            Interest                                                      $       1            4
            Income Taxes                                                         --            --

E

See accompanying notes to consolidated financial statements

                          SENETEK PLC AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 1998. CCSI was incorporated on June 21, 1995 and commenced trading on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

        These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

        Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be achieved for the full fiscal year.

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

5. During the 3 months ended March 31, 1999, the Company did not issue any Ordinary shares.

6. The loss per share is calculated on the basis of the weighted average of the number of shares outstanding during the three month period as follows:

        Three Months - January 1, 1999 through March 31, 1999


                                                                   Weighted Average
                                               Actual                Equivalent
                                             ----------            ----------------
Shares outstanding at beginning
     of the period                           57,215,856              57,215,856

Exercise of warrants                                 --                      --

Exercise of options                                  --                      --
                                             ----------              ----------
Shares outstanding at the end
  of the period                              57,215,856              57,215,856
                                             ----------              ----------


7. Inventory at cost comprises:


                             March 31,       December 31,
                              1999              1998
                             --------        ------------
                                 (in $ thousands)
Finished Goods                $244              $465
Raw Materials                  287               265
Work in Progress                 0                 1
                              ----              ----
                              $531              $731
                              ----              ----


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

HISTORICAL DISCLOSURE

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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


BUSINESS

Senetek PLC ("Senetek" or "the Company") is a science driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life, primarily products for the diagnosis of and treatment of aging-related healthcare problems. Our business divisions include biopharmaceuticals, drug delivery and skincare. In connection with product development we sponsor research in the life sciences and biotechnology fields.

 SenetekPLC is a public limited company that was registered in England in 1983
        (registration number 1759068).


In December, 1993, we formed a wholly owned subsidiary, Senetek Drug
        Delivery Technologies Inc.("SDDT"), (formerly named MEIS Corporation) - a Delaware Corporation formerly based in St. Louis and now based in Napa, California, for the purposes of designing, manufacturing and exploiting the syringe, initially as a delivery system for its erectile dysfunction product. Subsequently, other applications for the syringe have been investigated, notably that of Epinephrine, as an antidote against anaphylactic shock.

We have a corporate research laboratory in St. Louis which investigates the therapeutic viability of potential new products prior to further development and supports the analytical measurement process in Phase II and III trials, through the development of chemical assay methodology. We have a development center in the United Kingdom, whose staff are involved in the monitoring of Phase III clinical trials in the UK and Europe, together with product licensing applications and regulatory work with the relevant medicines evaluation agencies in Europe.

In September 1995, we extended our interest in skincare by forming another wholly owned subsidiary, Carme Cosmeceutical Sciences Inc. ("CCSI") (formerly named Carme International Inc.) - a Delaware Corporation formerly based in Novato, California but now located at Napa, California, for the acquisition of the majority of the assets of Carme Inc., a corporation based in Novato, that manufactured and distributed a wide range of health and beauty products.

Aspects of the business are discussed under "Product Research and Development", "Manufacturing and Marketing", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", below.


PRODUCT RESEARCH AND DEVELOPMENT

General

A significant proportion of our historic and current operating expenses have related to the discovery and development of biomedical products, for which we have established clinical research agreements with consultants and research scientists. Under these agreements, we fund agreed programs of the consultants', clinicians' or research scientists' work and retain exclusive rights to manufacture and market world wide any products arising from such research. Currently no products, except for the Kinetin line of products, and monoclonal antibodies, have reached the marketing stage. If products arise from such research, certain of the researchers will become entitled to a royalty under the terms of their individual agreements.

Typically, the research agreements referred to above require us to fund research in amounts to be determined between the parties. The researchers are responsible for filing progress reports with us. Currently, our research and development efforts consist of the work being done under these agreements, through liaison with the research teams involved, and with specialized consultants on matters such as formulation, stability, clinical trials and regulatory matters covering the products involved in such research.


Biopharmaceuticals

The main activity in which we are involved is the treatment of male erectile dysfunction, which includes the development, manufacture and sale of a patented self-administered automatic injector syringe as a delivery system.

We have continued to consult with research groups, clinicians and consultants to conduct controlled clinical trials in the United Kingdom, following the completion of the earlier stage trials in Denmark. Further liaison is conducted with consultants and clinicians in the USA. We propose to expedite the development and subsequent commercialization of Invicorp(TM) either through our own resources, if commercially advantageous, or in co-operation with potential pharmaceutical partners, distributors or licensees.


The patented auto injector system is referred to as Reliaject(TM) and the combination therapy of vasoactive intestinal polypeptide ("VIP") ( British Approved Name BAN: aviptadil ) and phentolamine mesylate for the treatment of erectile dysfunction administered with Reliaject(TM) is referred to as the Invicorp(TM) product. Phase III Clinical Trials on Invicorp(TM) are now complete and a Marketing Authorization was granted by the Danish Medicines Agency on 13th July 1998. Marketing Authorization Applications have been made and are currently under review by the relevant authorities in the United Kingdom ("UK"), the Republic of Ireland, Switzerland, New Zealand and South Africa. In March 1999, the United Kingdom's Committee on the Safety of Medicines informed us that it was prepared to advise the United Kingdom's licensing authority to grant a Marketing Authorization for Invicorp upon our compliance with specified conditions. An application under the European Mutual Recognition Procedure ("MRP") is pending dependent on the choice of Reference Member State ("RMS") in Europe. We plan to file a New Drug Application ("NDA") with the Federal Food & Drug Administration ("FDA") in the United States ("US") as soon as possible.


We continue to sell monoclonal antibodies purchased from outside suppliers and derived from our sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines to the scientific community for research purposes.


DRUG DELIVERY

Self-Administered Auto-Injector Syringe (ReliaJect(TM))



Our patented auto-injection device ("ReliaJect(TM)") has now been fully developed by SDDT, and is currently being used as the delivery device for Invicorp(TM) in both clinical trials and for supplies, in Europe, on a named patient basis. The potential for delivery of other drugs using the ReliaJect(TM) device, in additional to Invicorp(TM) and epinephrine (adrenaline) referred to below is under active review.

Epinephrine in the ReliaJect(TM) Auto-Injection Device

We have filed an Abbreviated New Drug Application ("ANDA") with the US
        FDA during 1998 for the proposed administration of epinephrine by injection with the ReliaJect(TM) auto-injection device, under the proposed brand name "AdrenaJect". Epinephrine (adrenaline in Europe) is a well recognized and documented compound that is used as an emergency antidote in anaphylactic shock - a life threatening condition triggered by a severe allergic reaction to insect stings, insect bits and to certain foodstuffs. It is hoped that marketing approval in the USA may be gained during the year 2000.

In addition, we are developing a pediatric formulation for epinephrine in the ReliaJect(TM) auto-injection device with a view to filing an ANDA with the FDA as soon as possible.

On October 26 1998, we entered into an agreement with ICN
        Pharmaceuticals Inc ("ICN") for the supply and distribution of AdrenaJect. Notably, the agreement provides for an initial purchase order valued at $1.5 million and a licensing fee of $3 million based on defined milestones in return for exclusive world wide distribution rights. No amounts have been included in income up to the present time.

Skin Aging

Researchactivity relating our Kinetin, anti-aging compound continues to be carried out through research groups in the US including the University of California, Irvine.


We also hold a patent for the use of Kinetin in the treatment of psoriasis. This pharmaceutical application of Kinetin would require further extensive pivotal clinical studies and toxicology testing prior to the filing of product licensing applications. This additional activity is not presently part of our planned activities. Evidence to date, suggests that the patented Kinetin product could represent a major breakthrough in the prevention or delay of aging characteristics in human fibroblasts. Specifically, Kinetin preparations have revealed in trials at the University of California the reduction of fine lines and wrinkles, mottled hyperpigmentation, telangiectasia and tactile skin roughness.


On July 7, 1998 we entered into an agreement with Osmotics Corporation for the exclusive distribution of Kinetin based products in the prestige market. The agreement provides for, among other things, performance based minimum guaranteed royalty payments over a ten year period. In October 1998 , we granted to ICN Pharmaceuticals Inc. an exclusive license to supply Kinetin based products to the North American ethical skin care market, which includes dermatologists and cosmetic surgeons. The ICN agreement includes a supply guarantee, royalty on net sales and minimum purchase guarantee. In addition, ICN agreed to spend at least $3.5 million for advertising and promotional activities for Kinetin based products in the first year of the agreement.

We hold patents for anti-aging on a promising new cytokinin, Zeatin. We have formulated a plan for development of Zeatin in 1999.

Other products are designed to meet specific niche segments of the market. These products include Sleepy Hollow Botanicals, and Biotene H-24. We also have two specialty lines: Silver Fox, a product for gray hair, and Allercreme a hypoallergenic range of skincare products for sensitive skin, developed in conjunction with dermatologists.


Our research and development expenditure amounted to $7,980000, $5,026,000 and $2,187,000 for fiscal 1998, 1997 and 1996 respectively.

Manufacturing And Marketing

General

In the case of any emerging products, we anticipate that manufacturing and marketing activities will be arranged by co-development and marketing agreements with companies that have already established a majority presence in specialized fields. In this event, revenues will arise primarily through third party distribution and licensing arrangements pursuant to which we will receive a percentage of sales, up front license fees and/or milestone payments in exchange for a grant of specified marketing rights to designated products .

Reliaject

We anticipate completing the installation of required machinery for the manufacture of needle case assemblies and other components for Reliaject during the second quarter of 1999. We entered into two agreements in October 1998 with contract manufacturers each of whom will supply an important component of the Reliaject drug delivery device. One will supply the needle case component and the other will supply the "power pack" component. We will provide these Reliaject components to specialized contract manufacturers in Europe and North America who will assemble Reliaject and fill the syringe with pharmaceutical compounds such as Invicorp and epinephrine and perform final assembly and pack preparation prior to shipment.


Invicorp

The active materials, vasoactive intestinal polypeptide and phentolamine mesylate which are formulated in the Invicorp(TM) preparation are currently available in commercial quantities from two suppliers. These suppliers have developed synthetic methods which are included in the product licensing applications. There is therefore a degree of reliance on these specialized suppliers for continued supply of materials. However, we have recently developed a new proprietary process for the manufacture of phentolamine mesylate that is superior and more economical than existing methodology.

Skincare

We outsource the manufacture, filling and labeling of our skincare and health and beauty products. We have granted licenses for the manufacture of our Mill Creek line of skincare products in South Africa and the United Kingdom. The majority of our skincare and health and beauty products are sold within the North American Free Trade Area ("NAFTA") through our marketing organization covering two main sectors, natural products and specialty mass markets. We have signed distribution agreements for distribution within the US and abroad. We do not significantly rely on main or specialized suppliers for our skincare and health and beauty products, and we do not anticipate any problems with access to raw materials which are required for our contract manufacturing processes.

Monoclonal Antibodies



In accordance with an agreement entered into with the Research
        Foundation for Mental Hygiene Inc., we have been granted the exclusive right to certain of the Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to the early diagnosis of Alzheimer's disease. We continue to sell these antibodies, which are obtained from outside suppliers to the scientific community for research purposes in consideration for a royalty entitlement in favor of the Foundation. We rely on the supply of monoclonal antibodies from a specific biotech organization at the present time.


COMPETITION

The biomedical, drug delivery, biopharmaceutical and pharmaceutical industries are highly competitive. Our business and research efforts compete with drug discovery and development programs at biomedical, drug delivery and biopharmaceutical companies as well as with the internal drug discovery efforts of pharmaceutical companies, acting independently or in collaboration with other companies. In addition, academic institutions, government agencies throughout the world and their public and private organizations may seek intellectual property protection, discover what could be considered as competing products, or establish collaborative arrangements in our area of research and development.


The vast majority of our existing or potential competitors have substantially greater financial, technical and human resources and name recognition than we do. These competitors are often better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. In addition many of these companies have extensive experience in pre-clinical testing and human clinical trials. These Companies may develop, license, or acquire products that compete with our products. The timing of the market introduction of competitors' products will be important competitive factors. Accordingly, the relative speed with which we can develop products and technologies, complete pre-clinical testing, conduct human clinical trials, initiate the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to our success.


We cannot predict the extent to which any of the products we are currently developing may become commercially viable. Once products have been approved for sale we believe that competition will be based , among other things, on product efficacy, safety, reliability, price and patent position. Our competitive position also depends on our ability to attract and retain qualified and experienced personnel to develop proprietary products, processes and technologies that we can market and sell and the degree of intellectual property protection available for those products. We expect competition to intensify in all fields in which we are involved as new products are developed and become known. Furthermore, the patent situation in this field is complex and the protection afforded by patents in any jurisdiction may be limited.

Invicorp

 Our Management is presently discussing the possibility of entering into licensing agreements with major pharmaceutical companies , assuming that marketing authorization approval is granted by the United Kingdom's regulatory agency, the MCA, for Invicorp during the second quarter of 1999. Certain products that compete with Invicorp have been or are being developed by our competitors, including Pharmacia & Upjohn, (Caverject); Pfizer (Viagra) and Vivus (Muse) . Although our management believes there will be a substantial demand for Invicorp , we cannot assure that Invicorp or future products will obtain regulatory approvals or that we will be able to successfully market these products.

Reliaject

There are already a number of syringes on the market. In particular, there are two direct competitors whose products are being used extensively, mainly in the US. For regulatory approval purposes, auto-injection devices have to be identified with the medicinal compound that they are designated to deliver.

Based upon the extensive clinical trials conducted in the United Kingdom in which the Reliaject(TM) device was used for the delivery of Invicorp(TM), we believe that Reliaject, which can, after instruction, be used by patients without medical supervision, is capable of competing successfully with products currently on the market.


Skincare

 The vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than we do. Our products are designed to meet specific niche segments of the market. Our products include the Mill Creek line, Sleepy Hollow Botanticals and Biotene H-24. The specialty mass market lines are Silver Fox, a product for gray hair, and Allercreme, a hypoallergenic product line for sensitive skin that was developed in conjunction with dermatologists. Silver Fox and Allercreme are currently marketed under a distribution agreement entered into with Quinlan Inc.

GOVERNMENT REGULATION

Our research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation , rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies.

Product Approval - US

In the US, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act governs the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of our products in the US. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage of the Company's product development that may affect approval, delay an application, or require additional expenditures.

The steps required before a pharmaceutical product may be marketed in the United States include:

        o       preclinical laboratory testing,


        o submission to the FDA of an Investigational New Drug application which must become effective before human clinical trials may be commenced,

        o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug,

        o       submission of a New Drug Application to the FDA and

        o FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

Invicorp has received Investigational New Drug approval from the FDA, and we plan to file a New Drug Application with the FDA for Invicorp at the earliest practical opportunity.

Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers are given the new compound in order to identify toxicities and characterize the compound's behavior in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish effective dose levels. Phase III studies, which we have concluded for Invicorp(TM), are large-scale studies designed to confirm a compound's efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data has been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data will need to be submitted to the FDA as part of the New Drug Application.

Our clinical trials for future products will generate safety data as well as efficacy data and will require substantial time and significant funding. We cannot assure that clinical trials related to future products would be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time, if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

Under current regulations, the market introduction of the majority of non-medicated cosmetics and skin care products do not require prior formal registration or approval by the FDA, although this could change in the future. The Cosmetics Division of the FDA monitors matters of safety and adulteration. The situation for non-medicated cosmetic and skin care products is the same for Europe.

Product Approval - Other countries

Marketing of products in other countries requires regulatory approval from the relevant medicines evaluation in a particular country. The current approval process varies from country to country, and the time to approval may vary from that required for FDA approval. The review of clinical studies by regulatory agencies in foreign jurisdictions follows a similar process to that in the U.S. In July 1998, we received Marketing Authorization from the Danish government for Invicorp. We have submitted Marketing Authorization Applications for Invicorp in several other countries. We anticipate approvals from the United Kingdom and Ireland during 1999. However, these applications will be subject to rigorous approval processes. We cannot assure that approval in these or other countries will be granted or that these approvals if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect our ability to generate product revenue. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Thus, even if a product is approved by a regulatory authority, satisfactory prices will need to be approved for such product.

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

Import Restrictions and Duties

Because the Company may be importing certain of its products or product ingredients into the United States, the Company could be subject to quantity limitations, duties and tariffs imposed by countries in which the products are to be sold. The United States does not have quantity restrictions for goods such as the Company's proposed products but does impose tariffs based on the value of the products imported. Other countries may have different restrictions and duties.

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

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed patent applications for our products in most major countries, including those that are signatories to the Patent Conference Treaty. Thus far, Reliaject is patented in most of these countries and in major areas in Asia and South America. We have also received patent approvals covering our technology for the treatment of:

        o the effects of aging on skin in the U.S., Australia, Canada and Taiwan.

        o psoriasis and other similar skin diseases in the U.S., Canada, Australia, Denmark, France, Germany, Greece, Italy, Netherlands, Sweden and the United Kingdom.

        o male sexual dysfunction in the U.S., Australia, Georgia, Hungary, Latvia, Lithuania, Slovakia, Taiwan and Venezuela

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

Typically, we require our employees, consultants and sponsored researchers to execute confidentiality agreements as part of their employment, consulting or research arrangements with us. We cannot assure, however, that these agreements will produce meaningful or adequate protection for our trade secrets


MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the Company's financial condition that are, or may be considered to be, material are included under "Financial Condition, Liquidity and Capital Resources" below.


RESULTS OF OPERATIONS

Revenues

Our product sales revenues of $934,000 for the first quarter of 1999 comprised $77,000 from the sale of pharmaceutical products, $218,000 from the sale of monoclonal antibodies and $639,000 from the sale of skincare and health and beauty products.

Our product revenues of $1,615,000 for the first quarter of 1998 comprised $93,000 from the sale of pharmaceutical products, $350,000 from the sale of monoclonal antibodies and $1,173,000 from the sale of skincare and health and beauty products.

The 17.2% sales decrease in pharmaceutical products was due to a temporary suspension of named patient sales in the United Kingdom.

The 37.7% sales decrease in monoclonal antibodies is due to volume.

The 45.5% sales decrease in skincare and beauty products was due mainly to a continual focus on eliminating unprofitable SKUs from the product line. As such there were fewer products for sale in the product line during the first quarter of 1999 compared to the first quarter of 1998.


Cost of Goods Sold

Cost of goods sold for the first quarter of 1999, which includes contract manufacturing and material costs, was $593,000, down 34.3% from $903,000 in the first quarter of 1998. The decrease is due mainly to decreased sales volume in the skincare and health and cosmetics sector.

In the Pharmaceutical Sector, cost of goods sold for the first quarter of 1999 was $126,000 down 25.9% from $170,000 in the first quarter of 1998. This is due to decreased sales volume of monoclonal antibodies and Invicorp named patient sales in the United Kingdom.

In the Skincare and Health and Beauty Sector, cost of goods sold for the first quarter of 1999 was 73.2% of sales (1998, 62.5% of sales), or $467,000 a decrease of 36.3% from $733,000 in the first quarter of 1998. This is primarily due to the decreased sales volumes of Carme products following the reduction of the product range and the elimination of low gross margin products. Additional spending was incurred in the first quarter of 1999 on the finalization of the Kinetin supply chain.


OPERATING EXPENSES

Research & Development

Research and Development expenditure for the first quarter of 1999 totaled $869,000, a substantial decrease of 43.7% from $1,544,000 in the first quarter of 1998. Research spending on Invicorp development is decreasing as clinical trials for EU countries are now nearly complete. This spending will continue to decrease as Invicorp receives approvals from Medical Evaluation Agencies in Europe and we enter the era of commercialization.

The Pharmaceutical Sector research and development accounted for 98.0% of our total research and development spending for the first quarter of 1999, compared to 99.8% for the first quarter of 1998. The decreased expenditure is due mainly to the fact that development spending for Invicorp and Reliaject with the exception of Invicorp trials in the US has already been incurred. Invicorp received a Marketing Authorization Approval from Denmark in 1998. We also received a confirmation from the United Kingdom' s Committee on the Safety of Medicines in March 1999 that it would recommend to the Medicines Control Agency in the United Kingdom that a Marketing Authorization Approval should be granted. We are negotiating with a European Drug Company for the licensing of Invicorp which will give us an initial license fee, future royalty streams and supply chain revenues.

General and Administration

General and Administration expenses for the first quarter of 1999 totaled $1,585,000, a decrease of 14.0% from $1,842,000 in the first quarter of 1998.

Pharmaceutical Sector general & administrative expenses for the first quarter of 1999 totaled $1,285,000, a decrease of 17.7% from $1,562,000 in the first quarter of 1998. The decrease is due mainly to the Corporate restructuring which took place at the end of 1998. We recognized $150,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 and $210,000 for non employee based stock option plans in accordance with Financial Accounting Standard No 123.

Skincare and Health and Beauty Sector G & A expenses for the first quarter of 1999 totaled $300,000, an increase of 7.1% from $280,000 in the first quarter of 1998. This increase is due mainly to one time expenses, including legal, accounting and administration costs, incurred by us in connection with the licensing arrangements for the Mill Creek and Allercreme, as well as the Kinetin launches.

Marketing and Promotion

Marketing and promotion expenses in the first quarter of 1999 totaled $91,000, a decrease of 78.3% from $419,000 in the first quarter of 1998. This decrease was due mainly to the elimination of non-essential public relations and advertising spending.

Pharmaceutical Sector marketing and promotion expenses for the first quarter of 1999 were $51,000, a decrease of 85.6% from $355,000 in the first quarter of 1998. The decrease is due mainly to the elimination of certain marketing consulting arrangements and bringing such activities in house.

Skincare and Health and Beauty Sector marketing and promotion expenses for the first quarter of 1999 were $40,000, a decrease of 37.5% from $64,000 in the first quarter of 1998. The decrease is the result of a more focused marketing plan coupled with the elimination of unprofitable SKUs.

OPERATING LOSS

Operating loss from continued operations for the first quarter of 1999 totaled $2,205,000, a decrease of 32.1% from $3,247,000 in the first quarter of 1998.

Operating loss from continued operations in the pharmaceuticals sector for the first quarter of 1999 totaled $1,788,000, a decrease of 43.9% from $3,185,000 in the first quarter of 1998.

Operating loss from continued operations in the skincare and health and beauty sector for the first quarter of 1999 totaled $417,000, an increase from $61,000 in the first quarter of 1998. This was due mainly to decreased revenues on product sales and the set up of additional supply chain functionality for Kinetin.

OTHER INCOME AND EXPENSE

Included in other expense for the first quarter of 1999 is $205,000 for the amortization of deferred financing costs relating to the issue of warrants and a 10% fee on the drawdown of the $6.6 million line of credit arrangement in the third quarter of 1998.

The fair value of the warrants was calculated using the Black Scholes option pricing model assuming an expected life of 2 years for the warrants, an annualized volatility of 74% and a risk free investment rate of 6.1%. There were no similar charges in the corresponding periods of 1997.


FINANCIAL CONDITION,  LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company's liquidity represented by cash and deposits at banks decreased by $386,000 to $328,000.

Net cash used by operating activities from continuing operations totaled $392,000 in the first quarter of 1998, a decrease of $3,567,000 from the first quarter of 1998. The decrease was $812,000 for operating losses adjusted for non cash expenses and $2,755,000 for changes in working capital.

In April 1999, we entered into a Securities Purchase Agreement with an affiliate of the investor who originally loaned the us $6.6 million in July 1998. The terms of the agreement are that we receive $5 million in cash and have re-financed the remaining balance of $2.4 million under the current agreement , in exchange for new investment notes bearing interest at 8%. The notes require semi annual payments of interest only until maturity and are secured by all of Senetek's assets.

With respect to our recurring operating cash losses, we have implemented a major cost reduction program in 1999 to reduce operating expenses which includes the following:

        o In the UK, effective May 31, 1999 we will be combining two offices into one with a 55% reduction in staff.

        o In the US, further cost savings will occur when we close our St Louis Corporate research facility and combine these operations with our Napa office during the second half of 1999.

        o Effective January 1999 a substantial reduction of non-value added costs in the areas of public relations, advertising and travel.

        o In the US, the out licensing of our Mill Creek and Allercreme product lines in the second quarter of 1999, will enable an almost complete downsizing of our CCSI operation. The Allercreme and Mill Creek agreements provide for a non-refundable licensing fee, the purchase of inventory and guaranteed quarterly royalty payments.

Research expenditure on Invicorp product development is becoming less as this product receives approvals from Medical Evaluation Agencies in Europe. Invicorp received a Marketing Authorization Approval from Denmark in 1998. As previously noted, we also received a confirmation from the United Kingdom's Committee on the Safety of Medicines in the first quarter of 1999 that it would recommend to the Medicines Control Agency that a Marketing Authorization Approval should be granted. We plan to use Denmark as raporteur for the European Mutual Recognition Process for the approval of additional European licenses and have retained an outstanding Regulatory Affairs consultant to assist in this process. We are currently negotiating with a European Drug Company for the licensing of Invicorp which will give us an initial license fee, future royalty streams and supply chain revenues. These discussions may lead to a license agreement of a substantial nature in due course, although no assurance can be given that we will be successful in securing such an agreement.

Our Reliaject drug delivery device, which has been utilized for testing purposes as a delivery system for the Invicorp product and for Epinephrine, is now ready for commercial deployment, with almost all development costs recognized as of December 31,1998. We have entered into an agreement with ICN Pharmaceuticals for the worldwide distribution rights for AdrenaJect (Reliaject filled with epinephrine). We will receive $ 3 million from ICN following approval of our Abbreviated New Drug Application for AdrenaJect by the Federal Food and Drug Administration and product launch, anticipated during the year 2000.

Our patented Kinetin products were successfully launched near the end of the first quarter, 1999, through distribution agreements entered into with ICN Pharmaceuticals, Inc. and Osmotics Corporation.


FUTURE PROSPECTS

We propose to expedite the development and subsequent commercialization of our Invicorp product either through our own resources or in co-operation with one or more partners or licensees. We continue to seek agreements on acceptable terms with parties who have expressed interest in acquiring rights for certain major territories and although discussions are in progress regarding certain licensing rights, there can be no assurance that agreements on acceptable terms will ultimately be effected with the parties concerned.

Following the successful conclusion of the Phase III clinical trials in the United Kingdom for Invicorp, and the filing of a Marketing Authorization Approval in April 1997, it is our immediate objective to obtain the grant of a Marketing Authorization Approval. We have received a confirmation from the United Kingdom's Committee on the Safety of Medicines in the first quarter of 1999 that it would recommend to the Medicines Control Agency that a Marketing Authorization Approval should be granted. We plan to use Denmark as raporteur for the European Mutual Recognition Process for the approval of additional European licenses and have retained an outstanding Regulatory Affairs consultant to assist in this process. In addition, we are currently negotiating with a European drug company for the licensing of Invicorp. These discussions may lead to a license agreement of a substantial nature in due course, providing us an initial license fee, future royalty streams and/or supply chain revenues, although no assurance can be given that we will be successful in securing such an agreement.

Pending the grant of Marketing Authorization Approval, we expect sales of Invicorp, which at present are restricted to clinicians for use on a "named-patient" basis, to continue although such sales are unlikely to make a material contribution to our revenues.

With regard to the development and marketing of Kinetin (TM) , in July 1998 we entered into an agreement with Osmotics Corporation whose customers include Sach's (Fifth Avenue) and Harrods (of London) for the supply of Kinetin anti-aging preparations. In October 1998 we entered into an agreement with ICN Pharmaceuticals to supply Kinetin to dermatologists in North America. Our patented Kinetin product was made commercially available during the first quarter of 1999 by ICN Pharmaceuticals, Inc. and Osmotics Corporation, and initial sales show that the product is being accepted in the market place.

In the case of monoclonal antibodies derived from our sponsored research into Alzheimer's disease, and from other sources, sales to scientific institutions are being achieved at a rate of $ 1 million per annum which generates a contribution of around $700,000 per annum; we anticipate we will maintain these revenues over future periods.

It is not practicable at the present time to indicate future operating results and equity capital requirements, but it is anticipated that revenues will be generated during fiscal 1999, through (i) the receipt of licensing fees or contributions from intending partners relating to the Invicorp project and distribution by our partners of Kinetin products, (ii) from the trading results, disposals and licensing arrangements for the skincare and health and beauty product lines, (iii) from the sales of monoclonal antibodies, (iv) from sales or licensing of the syringe and (v) from sales of the Invicorp product to clinicians on a named-patient basis. Such revenues, if received, may not be sufficient to address our future anticipated expenditures.

FACTORS AFFECTING THE COMPANY

History of Losses

Although we were formed almost 16 years ago in October 1983, and are now close to realizing our commercial objectives, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has only produced $21,052,000 in gross revenues and has cumulative losses of $74,388,000 (including a net loss of $22,492,000 in fiscal 1998).

Although certain of our biopharmaceutical products may be marketed in the fourth quarter of 1999, there can be no assurance that marketing will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 1999.

Need for Financing

Our monthly cash requirements have been substantially reduced in 1999 to less than 50% of the average monthly 1998 rate. We currently have sufficient equity, cash flow or bank facilities to continue our operations during fiscal 1999 and, as indicated, we have obtained additional financing through a Securities Purchase Agreement, including re-financing of a line of credit. In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to further curtail our operations or seek alternative financing arrangements. There can be no assurances that such additional financing, if available, will be on terms acceptable to us. If our cash requirements cannot be successfully addressed, there would be a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel

On November 4, 1998 we announced the resignations of Mr. Anthony Cataldo as Chief Executive Officer and Mr. Clifford Brune as Chief Operating Officer. On the same day Mr. Frank Massino was promoted to the position of Chief Executive Officer. Mr. Cataldo remained as Senetek's Chairman of the Board of Directors until December 31,1998 when Mr. Massino became Chairman.

On April 16,1999 we announced the appointment of Dr. George van Lear as Chief Operating Officer.

We are dependent, in particular, upon the services of Mr. Frank Massino, our Chairman and Chief Executive Officer and Dr George van Lear our Chief Operating Officer. If Mr. Massino and Dr. van Lear were unable to provide their services to us for whatever reason, our business could be adversely affected. Since these executives are involved in most aspects of our business, there can be no assurance that suitable replacements could be found if they were unable to perform services for us. In addition, our ability to market our products and fulfil our business plan will depend, in large part, upon our ability to attract and retain qualified personnel in our field. Competition for such personnel is intense and there can be no assurance that we would be able to attract or retain such personnel.

Additional risk factors not discussed above are:

Factors Affecting the Company's Invicorp(TM) Product, and the Reliaject(TM) Auto-Injector Syringe

Product Research and Technological Obsolescence


We are engaged in a field characterized by extensive research efforts. Despite our current access to leading expertise in the field, there remains a risk that the research financed by us in the future could prove unproductive. Furthermore, there can be no assurance that research and discoveries by other companies will not render our programs superfluous or obsolete. This is true for all companies who operate in the same field.


Exposure to Liability for the Company's Products

During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the manufacture of pharmaceutical and other medical-related products or devices which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market, even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding FDA or other foreign governmental approval, there can be no assurance that we will not be subject to liability from the use of our products. There is no assurance that product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute certain of our products and believes that our exposure to liability will thereby be lessened. However, there can be no assurance that this result will be achieved.

Factors Affecting the Company's  Business

Reliance on Suppliers

 We contract out manufacture of all of our products and purchase raw materials from third-party suppliers. We recently established a dual supply chain for Kinetin.

 Although we believe that other suppliers are available who can produce similar materials and products, there can be no assurance that such materials would be available to us on an immediate basis if needed, or at prices similar to those now paid by us.


Product Liability Risks of Cosmetics

We are subject to the risk of product liability claims related to the use of our products which are designed for application to human hair and skin. We carry product liability insurance which management believes will be adequate to cover risks associated with such use; however, there can be no assurance that existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms.

Safe Harbor Statement

The statements in this report that relate to future plans, events or performances are forward-looking statements that involve risks and uncertainties, including risks associated to uncertainties pertaining to customer orders, demand for product and services , development of markets for our products and services and other risks identified in our Commission filings. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000 Computer Software Conversion

The Problem

The term "Year 2000 issues" is used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. These problems generally arise from the fact that most of the world's computer hardware and software have used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from those in the "1900's." This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Our State of Readiness

We have instituted a year 2000 project. As a part of this project, we have completed an initial evaluation of our computer systems and significant software programs, including our network hardware and operating system and accounting and business process software, as well as our non-information technology systems. In anticipation of potential year 2000 system problems, we have begun to replace our management information systems with a platform designed to be year 2000 compliant. We expect to complete this process in the second quarter of 1999. We have retained a consulting firm to coordinate successful system implementation, including testing of year 2000-related problems. We will commence testing for year 2000 compliance upon full implementation of our new system and will continue this testing throughout 1999. We presently believe that upon completion of successful system conversions, the year 2000 issue will not pose significant operational problems for us. However, although our new systems are designed to be year 2000 compliant, we cannot assure you that the systems contain all necessary data code changes. If we do not complete our conversions in a timely fashion, the year 2000 issue could have a material impact on our operations. As a part of our year 2000 project, we have assessed our products in connection with year 2000 issues. Our products do not contain any software, date-sensitive fields or embedded microprocessors; therefore, we do not believe that our products will present year 2000 issues. We are also in the process of contacting our vendors and other third parties on which we rely to obtain information about their year 2000 compliance. We plan to complete these contacts by the end of the second quarter of 1999. Based on our review of responses we have received to date, we do not expect this issue to have a material adverse effect on our business.

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

Part II Other Information

  Item 1 . Legal Proceedings

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen ( together " Mad Dogs" ) in the Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $ 10 million under a breach of contract. Mad Dogs served us with an answer to our complaint in August 1998.

Ronald Trahan Associates, Inc. and Ronald C. Trahan have filed a lawsuit against Senetek PLC claiming breach of an alleged contract between Ronald Trahan Associates, Inc. The plaintiff alleges damages approximating $ 170,000 . The plaintiff also claims a right to treble damages. This breach of contract claim was filed around January 25,1999 in Middlesex Superior Court in Massachusetts. On March 8, 1999, we removed the lawsuit to the U.S. District Court for the District of Massachusetts. On March 24, 1999 we moved to dismiss one of the claims of the lawsuit. We believe the claims in this lawsuit have no merit and intend to defend against the lawsuit vigorously.

In January and February 1999, we received several letters from counsel to David Pettit, a former consultant to Senetek. Mr. Pettit voluntarily resigned from his consulting position with us in early November 1998. Mr. Pettit alleges that his consulting agreement with Senetek was terminated following a change in Senetek's management and has threatened a lawsuit seeking damages of $ 127,000. No suit has yet been filed. We believe Mr. Pettit's claims have no merit and, in the event a lawsuit is filed, intend to defend against such claims vigorously.

On March 11, 1999, our legal counsel received a letter from counsel to Clifford Brune, former Chief Operating Officer of Senetek, who left his position as COO in late 1998. The letter threatened a lawsuit seeking damages of $ 777,600, representing amounts allegedly owed to Mr. Brune under an alleged consulting contract with Senetek. No suit has yet been filed. We believe that Mr. Brune's claims have no merit and in the event a lawsuit is filed, intend to defend against such claims vigorously.

Paul Logan, former Chief Financial Officer and Secretary of Senetek and a current member of the Board of Directors, filed a lawsuit against Senetek on March 12, 1999 in the United Kingdom's Employment Tribunal. Mr. Logan alleges that he entered into a verbal agreement with our former Chairman and Chief Executive Officer under which Mr. Logan was to provide consulting services to Senetek for 12 days per year for three years, including attendance at board of directors meetings, beginning on October 1, 1998, in exchange for consulting fees of 109,000 pounds per year plus other benefits. Mr. Logan seeks unpaid consulting fees under the alleged oral consulting agreement. We believe that the claims in this lawsuit have no merit and have filed a dissent with the Employment Tribunal. We intend to defend against Mr. Logan's lawsuit vigorously.

  Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                27.1 Financial Data Schedule as of and for the three months ended March 31, 1999.

        (b) Reports on Form 8-K

                A report on Form 8-K, dated January 26, 1999, was filed with the Commission on February 1, 1999 reporting the resignation of Deloitte & Touche as independent accountant.

                A report on Form 8-K, dated February 23, 1999, was filed with the Commission on March 1, 1999 reporting the appointment of BDO
                - Stoy Hayward as independent accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SENETEK PLC
                                   (Registrant)






                                   Date: May 21, 1999 /S/FRANK J. MASSINO
                                        ----------------------------------------
                                   Frank J Massino
                                   Chief Executive Officer






                                   Date:    May 21,  1999   /S/STEWART W. SLADE
                                        ----------------------------------------
                                   Stewart W Slade
                                   Chief Financial Officer