Form 10-Q
period 1999-06-30
SENETEK PLC /ENG/
filed 1999-08-23
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the Quarterly period ended June 30, 1999

                                       or

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                for the transition period from _______ to ______

                         Commission file number 0-14691

                                   SENETEK PLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 England                               77-0039728
     -------------------------------               ------------------
     (State or other jurisdiction of                (I.R.S. Employer
     Incorporation or organization)                Identification No.)

   620 Airpark Road, Napa, California                    94588
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone no. including area code: 011-44 -1536 - 312455

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

                At August 20, 1999, there were 57,332,517 of the
                    Registrants Ordinary shares outstanding.

                          SENETEK PLC AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Unaudited Consolidated Statements of Operations
           Three Months Ended June 30, 1999 and June 30, 1998
           Six Months Ended June 30, 1999 and June 30, 1998                              3

           Consolidated Balance Sheets
           June 30, 1999 (unaudited) and December 31, 1998                               4

           Unaudited Consolidated Statement of Stockholders' Equity (Deficit) and
           Comprehensive Loss Six Months Ended June 30, 1999                             5

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999, and June 30, 1998                             6

           Notes to the Unaudited Consolidated Financial Statements                      8

           Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          12

PART II.  OTHER INFORMATION                                                             19

SIGNATURES                                                                              21

                          SENETEK PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (Unaudited)


                                               Three Months Ended                 Six Months Ended
                                                     June 30,                        June 30,
                                            ---------------------------       -----------------------
                                              1999               1998           1999           1998
                                            --------           --------       --------       --------
Revenues:
    Product Sales                           $  1,759           $  1,157       $  2,693       $  2,772

    Cost of Sales                                620                767          1,213          1,670
                                            --------           --------       --------       --------

    Gross Profit                               1,139                390          1,480          1,102

Operating Expenses:
    Research & Development                       811              1,704          1,680          3,249
    General & Administration                   2,093              1,897          3,678          3,739
    Marketing & Promotion                        128                 28            219            447
    Selling Expenses                              --                 81             --            234
                                            --------           --------       --------       --------
    Total Operating Expenses                   3,032              3,710          5,577          7,669
                                            --------           --------       --------       --------
Loss from Operations                          (1,893)            (3,320)        (4,097)        (6,567)

Other income (expense):
    Settlement Expense (Note 3)               (2,718)                --         (2,718)            --
    Interest Income                               40                 54             41             95
    Interest Expense (Including
    amortization of deferred financing
    costs and discount)                         (443)               (12)          (650)           (31)
    Other                                       (144)                --           (154)            97
                                            --------           --------       --------       --------
Loss before extraordinary loss on
extinguishment of debt                        (5,158)            (3,278)        (7,578)        (6,406)

Extraordinary Loss on
extinguishment of debt(Note 3)                (1,657)                --         (1,657)            --
                                            --------           --------       --------       --------
Net loss available to common
stockholders                                $ (6,815)          $ (3,278)      $ (9,235)      $ (6,406)
                                            ========           ========       ========       ========
    Basic and diluted loss before
    extraordinary item per
    Ordinary share outstanding              $  (0.09)          $  (0.06)      $  (0.13)      $  (0.12)

    Basic and diluted loss from
    extinguishment of debt per
    Ordinary share outstanding              $  (0.03)          $     --       $  (0.03)      $     --

    Basic and diluted loss per
    Ordinary share outstanding              $  (0.12)          $  (0.06)      $  (0.16)      $  (0.12)

    Weighted average
    Ordinary shares
    Outstanding                               57,258             54,106         57,237         53,328
                                            ========           ========       ========       ========

See accompanying notes to unaudited consolidated financial statements

                          SENETEK PLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                    -----------   ------------
                                                                    (unaudited)
Assets (Note 3)
   Current Assets:
   Cash and Cash Equivalents                                         $  2,304       $    808
   Trade Receivables                                                      920          1,265
   Inventory at cost (Note 4)                                             768            731
   Non-Trade Receivables                                                  267            129
   Prepaids and Deposits                                                1,204          1,360
                                                                     --------       --------
    Total Current Assets                                                5,463          4,293

   Property and Equipment, net                                          3,227          3,366
   Goodwill and Other Intangible Assets - net                           1,698          1,766
   Deferred Financing costs                                             3,164          1,241

   Total Assets                                                      $ 13,552       $ 10,666
                                                                     ========       ========
   Liabilities & Stockholders' Equity (Deficit)
   Current Liabilities
     Line of Credit (Note 3)                                               --          2,389
     Accounts Payable                                                   2,507          1,602
     Accrued Liabilities                                                1,120          1,630
     Accrued Compensation on Stock Options (Note 5)
                 - Employees                                            4,436          4,112
                 - Non-employees                                        2,128          1,708
                                                                     --------       --------
   Total Current Liabilities                                           10,191         11,441

Long Term Liabilities
   Capital Leases                                                          46             46
   Deferred licensing income                                              100             --
   Notes Payable, net of unamoritized discount of $351 (Note 3)         7,038             --

Stockholders' Equity (Deficit):
   Ordinary shares $0.08 (5pence) par value:
   Authorized shares: 100,000,000
   Issued and outstanding shares:
      June 30,  1999 - 57,332,517
      December 31, 1998 - 57,215,856                                    4,631          4,625

Share Premium                                                          72,718         66,472
Accumulated Deficit                                                   (81,203)       (71,968)
Equity adjustment from Foreign Currency Translation                        31             50
                                                                     --------       --------
Total Stockholders' Equity (Deficit)                                 $ (3,823)      $   (821)
                                                                     --------       --------
Total Liabilities and Stockholders' Equity (Deficit)                 $ 13,552       $ 10,666
                                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (in thousands)
                                  (unaudited)

                                                                                                     Accumulated
                                                                                                       Other
                                                                                                   Comprehensive
                                             Ordinary Shares                                           Income
                                         ---------------------        Share        Accumulated         Currency          Net
                                           Shares        Amount      Premium         Deficit         Translation        Equity
                                         ----------      ------      -------       -----------     ---------------     -------
Balances, Dec. 31,1998                   57,215,856     $ 4,625      $66,472        $(71,968)             $50           $(821)

Exercise of options                         116,661           6          174                                              180

Warrants issued in connection with
$5 million note, $2.4 million
refinance and April 1999 settlement
agreement (Note 3)                                                     6,072                                             6,072

Comprehensive Loss
   -  Net loss                                                                       (9,235)
   -  Translation loss, net of tax                                                                         (19)

Total Comprehensive Loss                                                             (9,235)               (19)         (9,254)

Balances, June 30,1999                   57,332,517     $4,631       $72,718       $(81,203)               $31         $(3,823)

          See accompanying notes to consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                $ (9,235)      $ (6,406)

Adjustments to reconcile net loss to net cash:
   Depreciation and other amortization                       320            225
   Gain on disposal of fixed assets                           --             (7)
   Stock Option Compensation                                 744            878
   Amortization of Deferred Finance costs                    500             --
   Settlement Expenses                                     2,718             --
   Extinguishment of Debt                                  1,657             --



Changes in assets and liabilities:

   Trade Receivables                                         408             13
   Non-trade Receivables                                    (138)            32
   Inventory                                                 (37)        (1,117)
   Prepaids and deposits                                     156           (347)
   Accounts payable and accrued
    liabilities                                             (434)          (952)
   Deferred license fees                                     100             --
                                                        --------       --------
Net Cash Used by Operating Activities                   $ (3,241)      $ (7,681)
                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Property and Equipment                  $   (113)      $   (987)
                                                        --------       --------
Net Cash Used by Investing Activities                   $   (113)      $   (987)
                                                        ========       ========

                          SENETEK PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                           -----------------------
                                                             1999          1998
                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Issuance of Ordinary Shares from
   Private placements                                      $     --          4,155
   Proceeds from Exercise of Options                            118             --
   Proceeds from Notes payable issued net of $249,000
        cash finance costs                                    4,751             --
   Net increase in borrowings under
      short term loans                                           --           (705)
                                                           --------       --------
   Net Cash Provided By Financing Activities               $  4,869          3,450
                                                           --------       --------
Effect of exchange rate changes on cash                         (19)            (9)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     $  1,496       $ (5,227)

Cash and cash equivalents at the beginning
  of period                                                     808          6,216

Cash and Cash Equivalents at the
  end of the period                                        $  2,304       $    989
                                                           ========       ========

Supplemental disclosures of cash flow information are as follows:

                                                                 Amounts Paid
                                                          ------------------------
                                                          1999                1998
                                                          ----                ----
                                                                (in thousands)
Interest                                                  $150                 $31
Income Taxes                                                --                  --

Non cash investing and financing activities consist of the following: As discussed in the Notes to the unaudited Financial Statements the Company refinanced the outstanding balance of $2,389,000 on its line of credit with an interest bearing note in April 1999. Warrants were issued to lenders with an aggregate fair value of $6.1 million during the six months ended June 30, 1999.

          See accompanying notes to consolidated financial statements.

                          SENETEK PLC AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the six months ended June 30, 1999. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the balance sheets. The interim consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

      Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be achieved for the full fiscal year.

2.    Liquidity

      The Company has been able to fund the losses of $6.8 million and $9.2 million for the three and six months ended June 30, 1999 from existing resources and through the sale of equity securities and issuance of debt. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels and closing its London office, however the Company's operations may not provide sufficient internally generated cash flows to meet its projected requirements in the short term and to meet the cost of developing the Company's pharmaceutical products.

      In April 1999 we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding indebtedness that would have been due in April 2000 for two new notes bearing interest at 8% per annum and maturing in April 2002.

      Research and development spending is decreasing as our products reach the final stages of development and our Reliaject(TM) drug delivery device is nearly ready for commercial deployment with almost all development and supply chain set up costs recognized by June 30,1999.

      Our patented kinetin product was made commercially available during the first quarter of 1999 by reason of distribution agreements entered into with ICN Pharmaceuticals Inc. and Osmotics Corporation. These arrangements are expected to generate additional operating cash flows in 1999.

      Management is engaged in continuing efforts to obtain sufficient financing to fund its operations for the foreseeable future, however there can be no assurance given that we will be able to obtain the necessary financing.

3.    Financing Activities

      In April 1999 we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement in exchange for two new notes bearing interest at 8% per annum and maturing in April 2002. The notes require semi annual payment of interest only until maturity and are secured by all of the Company's assets.

      The Company issued Series A warrants to purchase an aggregate of 738,857 ordinary shares at $1.50 per share (subject to downward adjustment under certain circumstances), expiring in five years in connection with this agreement. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the Agreement but are only exercisable to the extent $7,389,000 is not repaid in cash. The Series B and C warrants expire in ten years.

      The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the 3,333,333 Series C warrants was included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

      As the outstanding borrowings under the 1998 Credit Agreement were refinanced by notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19), the Company is required to recognize the difference between the fair value of the new notes issued to refinance the old debt and the carrying value of the old debt net of unamoritized issuance costs as a loss on the extinguishment of debt. During the three months ended June 30,1999, the Company recognized a $1.7 million loss on the extinguishment of debt.

      Also, in April 1999 we entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms involve the issue of 2,300,000 Series A warrants and 625,000 new Ordinary shares. Accordingly the Company has recorded $2.7 million of expense in the second quarter of 1999 related to the settlement terms. Included in the $2.7 million settlement expense is an estimate related to the fair value of the 625,000 ordinary shares based on the August 19, 1999 share closing price.

4.    Inventory at cost comprises:

                                          June 30,      December 31,
                                            1999            1998
                                          --------      ------------
                                               (in thousands)

                Finished Goods              $768            $466
                Raw Materials                 --             265
                Work in Progress              --              --
                                            ----            ----
                                            $768            $731
                                            ----            ----

5.    Options and Warrants during the six months ended June 30, 1999:

      The Company issued new Ordinary shares through the exercise of options under the Company's approved plans at an average price of $1.50 per share.

      Options were granted under the Company's No. 1 plan for employees amounting to 876,500, all of which were at an exercise price of $1.50.

      Options were granted under the Company's No. 2 plan for non employees and consultants amounting to 400,000, all of which were at an exercise price of $1.50. The fair value of these non employee options was calculated at $420,000 and this has been recorded as compensation expense in the second quarter.

      Series A, B and C warrants were issued, in connection with both the refinance of the $2,389,000 note and the new investment note, in the amounts of 738,857, 3,333,333 and 1,194,285 respectively. Refer to note 3 for further discussion of the accounting treatment for these issuances.

      Series A warrants issued in the settlement of disputes arising from commitments entered into by previous management amounted to 2,300,000. The fair value of these warrants of approximately $2 million was calculated using the Black Scholes option pricing model and included in the settlement expense discussed in note 3.

6.    Earnings per Share

      Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                          Three Months Ended           Six Months Ended
                                               June 30                      June 30
                                        ----------------------      ----------------------
                                          1999          1998          1999          1998
                                        --------      --------      --------      --------
                                            (in thousands)              (in thousands)
Numerator:
Basic and Diluted Net Loss
Per ordinary share outstanding          $  6,815      $  3,278      $  9,235      $  6,406

Denominator:
Basic and diluted weighted average
Shares outstanding                        57,258        54,106        57,237        53,238

      Options and warrants to purchase 16,262,231 shares of stock were outstanding at June 30,1999 and options and warrants to purchase 4,607,385 shares of stock were outstanding at June 30,1998 but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

7.    Segment Reporting

                         Three months ended June 30,1999
                                 (in thousands)

                                                                 Skincare and
                                             Pharmaceutical    Health and Beauty    Total
                                             --------------    -----------------   -------
      Net sales to external customers          $   355              $1,404         $ 1,759
      Operating income (loss)                   (2,620)                727          (1,893)
      Income (loss) before extraordinary
        item                                    (5,817)                659          (5,158)

                         Three months ended June 30,1998
                                 (in thousands)

                                                                 Skincare and
                                             Pharmaceutical    Health and Beauty    Total
                                             --------------    -----------------   -------
      Net sales to external customers            $   356           $ 801           $ 1,157
      Operating loss                              (3,020)           (300)           (3,320)
      Loss before taxation                        (2,913)           (365)           (3,278)

                          Six months ended June 30,1999
                                 (in thousands)

                                                               Skincare and
                                           Pharmaceutical    Health and Beauty    Total
                                           --------------    -----------------   -------
      Net sales to external customers         $    651             $2,042        $ 2,693
      Operating income (loss)                   (4,406)               309         (4,097)
      Income (loss) before extraordinary item   (7,746)               168         (7,578)

                          Six months ended June 30,1998
                                 (in thousands)

                                                                 Skincare and
                                             Pharmaceutical    Health and Beauty    Total
                                             --------------    -----------------   -------
       Net sales to external customers         $   798             $1,974          $ 2,772
       Operating loss                           (6,206)              (361)          (6,567)
       Loss before taxation                     (6,004)              (402)          (6,406)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

RESULTS OF OPERATIONS

Revenues

Our product sales revenues of $1,759,000 for the second quarter of 1999 comprised $55,000 from the sale of pharmaceutical products, $300,000 from the sale of monoclonal antibodies and $1,404,000 from the sale of kinetin products and skincare and health and beauty products.

Our product sales revenues of $1,157,000 for the second quarter of 1998 comprised $89,000 from the sale of pharmaceutical products, $267,000 from the sale of monoclonal antibodies and $801,000 from the sale of skincare and health and beauty products.

The 38.2% sales decrease in pharmaceutical products was due to a suspension of named patient sales in the United Kingdom, following a possible batch sterility problem with our contract manufacturer.

The 12.4% sales increase in monoclonal antibodies was due to increased volume of sales. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease, follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 75.3% sales increase in skincare and health and beauty products was due mainly to the supply of kinetin products to ICN Pharmaceuticals, following the launch of their Kinerase(R) product in March 1999. In May 1999, exclusive rights for the world wide distribution of Mill Creek and Silver Fox products were granted to USITC Inc. At this time CCSI also sold its inventories of Mill Creek and Silver Fox products to USITC. For the grant of the distribution rights CCSI received an initial $100,000 license fee which we have recorded as deferred income and will receive royalties on net sales of the products from September 1999 onwards.

Our product sales revenues of $2,693,000 for the first six months of 1999 comprised $131,000 from the sale of pharmaceutical products, $520,000 from the sale of monoclonal antibodies and $2,042,000 from the sale of kinetin products and skincare and health and beauty products.

Our product revenues of $2,772,000 for the first six months of 1998 comprised $182,000 from the sale of pharmaceutical products, $616,000 from the sale of monoclonal antibodies and $1,974,000 from the sale of skincare and health and beauty products.

The 28% sales decrease in pharmaceutical products was due to a suspension of named patient sales in the United Kingdom, following a possible batch sterility problem with our contract manufacturer.

The 15.6% sales increase in monoclonal antibodies was due to low volume of sales in the first quarter of 1999. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease, follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 3.4% sales increase in skincare and health and beauty products was due mainly to the sales of kinetin products to ICN, following the Kinerase(R) launch in March 1999.

Cost of Goods Sold

Cost of goods sold for the second quarter of 1999, which includes contract manufacturing and material costs, was $620,000, down 19.2% from $767,000 in the second quarter of 1998. The decrease is due mainly to a change of product mix, with increased sales of higher margin products becoming a feature of the business. This is due to the launch of Kinerase(R) products in the skincare and health and cosmetics sector.

In the Pharmaceutical Sector, cost of goods sold for the second quarter of 1999 was $150,000, down 12.8% from $172,000 in the second quarter of 1998. This is due to a change in sales mix following the suspension of lower margin Invicorp named patient sales in the United Kingdom.

In the Skincare and Health and Beauty Sector, cost of goods sold for the second quarter of 1999 was $470,000, a decrease of 21.0% from $595,000 in the second quarter of 1998. This is mainly due to a change in sales mix, following the launch of the Kinerase (R) product in March 1999.

Cost of goods sold for the first six months of 1999, which includes contract manufacturing and material costs, was $1,213,000, down 27.4% from $1,670,000 in the first six months of 1998. The decrease is due mainly to the change of sales mix, with the launch of Kinerase(R) products in the skincare and health and cosmetics sector towards the end of the first quarter of 1999.

In the Pharmaceutical Sector, cost of goods sold for the first six months of 1999 was $276,000, down 19.3% from $342,000 in the first six months of 1998. This is due to a change in sales mix and volume reduction following the suspension of Invicorp named patient sales in the United Kingdom.

In the Skincare and Health and Beauty Sector, cost of goods sold for the first six months of 1999 was $937,000, a decrease of 29.4% from $1,328,000 in the first six months of 1998. This is mainly due to a change in sales mix, following the launch of the Kinerase (R) product in March 1999.

OPERATING EXPENSES

Research & Development

Research and Development expenditures for the second quarter of 1999 was $811,000, a substantial decrease of 52.4% from $1,704,000 in the second quarter of 1998. Research spending on Invicorp development declined as clinical trials for EU countries reach completion and Invicorp receives approvals from Medical Evaluation Agencies in Europe and New Zealand.

The Pharmaceutical Sector research and development accounted for 98.8% of our total research and development spending for the second quarter of 1999, compared to 99.7% for the second quarter of 1998. The decreased expenditure is due mainly to the fact that development spending for Invicorp and Reliaject, other than Invicorp trials in the US, has reached final stages. Invicorp received a Marketing Authorization Approval from Denmark in 1998. We also received a confirmation from the United Kingdom's Committee on the Safety of Medicines in March 1999 that it would recommend to the Medicines Control Agency in the United Kingdom that a Marketing Authorization Approval, should be granted, if certain specified conditions are met. During May 1999 we were notified by New Zealand's Medicines Assessment Advisory Committee that they had recommended that Invicorp be approved for the treatment of erectile dysfunction. In December 1998 we received news from the Medicine Evaluation Agency in Ireland that Invicorp had received clearance on safety and efficacy grounds and we are now waiting for final approval. We are currently negotiating with two US and a European Drug Company for the potential licensing of Invicorp which would provide us with an initial license fee, future royalty streams and supply chain revenues.

In August 1999 Senetek announced that it had received word from the Medicine Control Agency of the United Kingdom and the FDA of the US that a competitor's safety trial on phentolamine mesylete revealed preclinical tumors (proliferation of brown fat cells). These findings are preliminary. The FDA definition of tumor is very broad and encompasses any growth, inflammatory or non-inflammatory, benign or malignant and includes proliferation of brown fat cells. It is noteworthy to mention that in Spain, Holland and some other EU countries, a product containing phentolamine mesylete has been recently approved for usage in erectile dysfunction.

Research and Development expenditure for the first six months of 1999 was $1,680,000, a substantial decrease of 48.3% from $3,249,000 compared to the first six months of 1998. Research spending on Invicorp development declined as clinical trials for EU countries reach completion and Invicorp receives approval from Medical Evaluation Agencies in Europe and New Zealand.

The Pharmaceutical Sector research and development accounted for 98.4% of our total research and development spending for the first six months of 1999, compared to 99.8% for the first six months of 1998.

General and Administration

General and Administration expenses for the second quarter of 1999 totaled $2,093,000, an increase of 10.3% from $1,897,000 in the second quarter of 1998.

Pharmaceutical Sector general & administrative expenses for the second quarter of 1999 totaled $1,956,000, an increase of 27.6% from $1,532,000 in the second quarter of 1998. The increase is due mainly to one time costs incurred in our Corporate restructuring program which was launched at the end of 1998. In May 1999 we closed our UK, London operations and combined those functions in our UK Kettering office. We also pared down our UK clinical monitoring and development staff and have refocused substantially these functions out of our Napa office. The reduction in headcount was 6 people and the severance packages of $125,000 which included full settlement with a former Director, were expensed in the second quarter of 1999. Furthermore, we settled our legal disputes with a former director and consultant and recognized the settlement costs in the second quarter of 1999. We also incurred in the second quarter of 1999 expenses of $140,000 relating to the write off of expense advances for former employees. Legal costs of approximately $500,000 relating primarily to the settlements of disputes arising from commitments made by former management to lenders, and, to a lesser extent, the April financings were incurred in the second quarter of 1999. We also recognized during the second quarter of 1999, $170,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 and $200,000 for non employee based stock option plans in accordance with Financial Accounting Standard No 123.

Skincare and Health and Beauty Sector general and administration expenses for the second quarter of 1999 totaled $137,000, a decrease of 62.5% from $365,000 in the second quarter of 1998. This is due mainly to the decrease in our internal administrative activities of the Skincare and Health and Beauty sector and the set up of licensing arrangements for the Mill Creek and Allercreme product lines. The majority of the Carme business now involves the supply of kinetin products to ICN Pharmaceuticals.

General and Administration expenses for the first six months of 1999 totaled $3,678,000, a decrease of 1.6% from $3,739,000 in the first six months of 1998.

Pharmaceutical Sector general & administration expenses for the first six months of 1999 totaled $3,010,000, a decrease of 2.7% from $3,094,000 in the first six months of 1998. We recognized during the first six months of 1999, $324,000 of stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 and $420,000 for non employee based stock option plans in accordance with Financial Accounting Standard No 123.

Skincare and Health and Beauty Sector general and administration expenses for the first six months of 1999 totaled $668,000, an increase of 3.6% from $645,000 in the first six months of 1998. This is due mainly to the streamlining of the Skincare and Health and Beauty sector during the first quarter of 1999 and the establishment of licensing arrangements for the Mill Creek and Allercreme product lines.

Marketing and Promotion

Marketing and promotion expenses in the second quarter of 1999 totalled $128,000, an increase of 357% from $28,000 in the second quarter of 1998.

Pharmaceutical Sector marketing and promotion expenses for the second quarter of 1999 were $110,000, an increase of over 500% from virtually no expense in the second quarter of 1998.

Skincare and Health and Beauty Sector marketing and promotion expenses for the second quarter of 1999 were $18,000, a decrease of 67.3% from $55,000 in the second quarter of 1998. The decrease is the result of a more focused marketing plan coupled with a reduction in product portfolio.

Marketing and promotion expenses in the first six months of 1999 totalled $219,000, a decrease of 51.0% from $447,000 in the first six months of 1998.

Pharmaceutical Sector marketing and promotion expenses for the first six months of 1999 were $161,000, a decrease of 50.9% from $328,000 in the first six months of 1998. The decrease is mainly due to decreased levels of external consulting as these activities are brought in house.

Skincare and Health and Beauty Sector marketing and promotion expenses for the first six months of 1999 were $58,000, a decrease of 51.3% from $119,000 in the first six months of 1998. The decrease is the result of a more focused marketing plan coupled with a reduction in the product portfolio as the Skincare product lines are transferred to licensing arrangements.

Selling

No field selling expenses have been recorded in the second quarter of 1999, a decrease of $81,000 from the second quarter of 1998. This is due to the establishment of licensing and distribution arrangements in the Skincare and Health and Beauty sector coupled with the elimination of direct selling expenses.

No field selling expenses have been recorded for the first six months of 1999, a decrease of $234,000 from the first six months of 1998. This is due to the streamlining of the Skincare and Health and Beauty sector discussed above.

OPERATING LOSS

The operating loss for the second quarter of 1999 totaled $1,893,000, a decrease of 43.0% from $3,320,000 in the second quarter of 1998.

The operating loss in the pharmaceuticals sector for the second quarter of 1999 totaled $2,663,000, a decrease of 11.9% from $3,020,000 in the second quarter of 1998. This is mainly due to decreased research and development spending as product development reaches its final stages.

The operating profit in the skincare and health and beauty sector for the second quarter of 1999 totaled $727,000, an increase of 342% from a loss of $300,000 in the second quarter of 1998. This was due mainly to sales of kinetin compounds to ICN Pharmaceuticals and decreased operating spending as marketing activities become the responsibility of our licensees and distributors.

The operating loss for the first six months of 1999 totaled $4,097,000, a decrease of 37.6% from $6,567,000 in the first six months of 1998.

The operating loss in the pharmaceuticals sector for the first six months of 1999 totaled $4,406,000, a decrease of 29.0% from $6,206,000 in the first six months of 1998. This is mainly due to decreased research and development spending during the period. This is partly offset by the higher levels of non-recurring general and administrative expense in the second quarter as discussed above.

The operating profit in the skincare and health and beauty sector for the first six months of 1999 totaled $302,000, an increase of 184% from a loss of $361,000 in the first six months of 1998. This was due mainly to sales of kinetin compounds to ICN Pharmaceuticals and decreased operating spend as marketing activities become the responsibility of our licensees and distributors.

OTHER INCOME AND EXPENSE AND EXTRAORDINARY ITEM

Included in other expense for the second quarter of 1999 is $2.7 million relating to the fair value of Series A warrants and Ordinary shares issued to Windsor Capital and others for the settlement of disputes arising from commitments made by the previous management of the Company.

As discussed in Note 3 to the unaudited financial statements, the Company refinanced $2.4 million in debt during the second quarter of 1999. The terms of the refinance represented a substantial modification of the original terms resulting in a $1.7 million loss.

There were no similar charges in the corresponding periods of 1998.

Taxation

Gross deferred tax assets, which approximate $19.0 million, and relate periodically to substantial cumulative net operating losses incurred are 100% reserved as realisation is not considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company's liquidity represented by cash and deposits at banks increased by $1,496,000 to $2,304,000.

Net cash used by operating activities from continuing operations totaled $3,241,000 in the first six months of 1999, a decrease of $4,440,000 from the first six months of 1998. The overall decrease was partially attributed to the $2,014,000 decrease in operating losses adjusted for non cash expenses and $2,426,000 for changes in working capital.

In April 1999, we entered into a Securities Purchase Agreement with an affiliate of the investor who originally loaned us $6.6 million in July 1998. The terms of the agreement are that we receive $4.75 million in cash, net of expenses, and have re-financed the remaining $2.4 million balance of the original $6.6 million loan under the old agreement, in exchange for new notes in the aggregate amount of $7,389,000, bearing interest at 8%. The notes require semi annual payments of interest only until maturity in April 2002 and are secured by all of Senetek's assets.

We also received proceeds from options during the six months ended June 30, 1999 of $118,000. This was offset by $113,000 in capital expenditures during the same period.

History of Losses

Although we were formed almost 16 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has only produced $22,811,000 in gross revenues and has cumulative losses of $81,203,000 (including a net loss of $22,492,000 in fiscal 1998).

There can be no assurance that marketing of our biopharmaceutical products will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 1999.

With respect to our recurring operating cash losses, we have implemented major cost reduction programs in 1999 to reduce operating expenses to include:

      - In the UK, effective May 31, 1999 we combined two offices into one with a 55% reduction in staff.

      - In the US, further cost savings will occur when we close our St Louis research facility and combine these operations with our Napa office during the second half of 1999.

      - Effective January 1999 a substantial reduction of costs in the areas of public relations, advertising and travel.

      - In the US, the licensing of our Mill Creek product line in the second quarter of 1999, enabled us to reduce substantially our Carme Cosmeceutical Sciences operation, allowing us the opportunity to sublease 40% of our Napa facilities. The Mill Creek agreements provide for a non-refundable licensing fee, the purchase of inventory and guaranteed quarterly royalty payments.

Need for Financing

Our monthly cash requirements have been substantially reduced in 1999 to less than 50% of the average monthly 1998 rate. The company believes that its current cash position and anticipated revenues from the sale of its products will provide sufficient cash flow to finance its operations through fiscal year 1999. The company expects to require additional sources of liquidity, either through an increase in revenue or external funding sources to fund its operations during fiscal year 2000. If the company fails to obtain the necessary external financing or to generate sufficient revenues from its continuing operations it will be required to curtail its operations. There can be no assurance that we will generate sufficient revenues in fiscal year 2000 or that we will be able to obtain necessary financing from external sources. If our cash requirements cannot be successfully addressed, there would be a material adverse effect on our business, financial condition and results of operations. Further, our independent auditors report on our 1998 consolidated financial statements stated that "[Senetek] has suffered recurring losses from its operations and . . . its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon [Senetek's] ability to continue as a going concern."

FACTORS AFFECTING THE COMPANY

Dependence on Key Personnel

We are dependent upon the services of Mr. Frank Massino, our Chairman and Chief Executive Officer. If Mr. Massino was unable to provide his services to us for whatever reason, our business could be adversely affected. Since Mr. Massino is involved in most aspects of our business, there can be no assurance that a suitable replacement could be found if he was unable to perform services for us. In addition, our ability to market our products and fulfill our business plan will depend, in large part, upon our ability to attract and retain qualified personnel in our field. Competition for such personnel is intense and there can be no assurance that we would be able to attract or retain such personnel.

At the present time we have a $1 million key man life insurance policy in effect on Frank J. Massino our Chairman and Chief Executive Officer.

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

Our State of Readiness

We have instituted a year 2000 project. As a part of this project, we have completed an initial evaluation of our computer systems and significant software programs, including our network hardware and operating system and accounting and business process software, as well as our non-information technology systems. In anticipation of potential year 2000 system problems, we have begun to replace our management information systems with a platform designed to be year 2000 compliant. We expect to complete this process in the third quarter of 1999. We have retained a consulting firm to co-ordinate successful system implementation, including testing for year 2000-related problems. We will commence testing for year 2000 compliance upon full implementation of our new system and will continue this testing throughout 1999. We presently believe that upon completion of successful system conversions, the year 2000 issue will not pose significant operational problems for us. However, although our new systems are designed to be year 2000 compliant, we cannot assure you that the systems contain all necessary data code changes. If we do not complete our conversions in a timely fashion, the year 2000 issue could have a material impact on our operations.

As a part of our year 2000 project, we have assessed our products in connection with year 2000 issues. Our products do not contain any software, date-sensitive fields or embedded microprocessors; therefore, we do not believe that our products will present year 2000 issues. We are also in the process of contacting our vendors and other third parties on which we rely to obtain information about their year 2000 compliance. We plan to complete these contacts by the end of the third quarter of 1999. Based on our review of responses we have received to date, we do not expect this issue to have a material adverse effect on our business.

The Costs to Address Our Year 2000 Issues

In 1998, we spent approximately $130,000 to address year 2000 issues, including new hardware, software and networking capabilities. We expect that our assessment, remediation and contingency planning activities for its internal systems will be ongoing through 1999. We currently expect the total cost for these activities to be approximately $20,000 in 1999. This cost estimate does not include replacement of internal software and hardware in the normal course of business. We do not believe that these costs will materially affect our liquidity or financial condition. The costs of our year 2000 project and the date established for completion of year 2000 modifications are based on our management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. We cannot guarantee that we will achieve these estimates; actual results could differ materially from those we currently anticipate.

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

Part II OTHER INFORMATION

Item 1 . Legal Proceedings

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together "Mad Dogs") in the
Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $10 million for a breach of that agreement. Mad Dogs served us with an answer to our complaint in August 1998. There have been no substantive developments in the lawsuit since the filing of the answer to our complaint.


Ronald Trahan Associates, Inc. ("RTA") and Ronald C. Trahan ("Trahan") have filed a lawsuit against Senetek PLC claiming breach of an alleged contract between RTA and Senetek. The plaintiff alleges damages approximating $170,000. The plaintiff also claims a right to treble damages. This breach of contract claim was filed around January 25,1999 in Middlesex Superior Court in Massachusetts. On March 8, 1999, we removed the lawsuit to the U.S. District Court for the District of Massachusetts. We have entered into a settlement agreement with the plaintiffs dated August 6, 1999 pursuant to which the parties agreed to release all claims against each other and terminate the lawsuit in exchange for our payment of $13,500 to RTA and our issuance to Trahan of options to purchase 60,000 Ordinary shares.


Paul Logan, former Chief Financial Officer and Secretary of Senetek and until May 1999 a member of our Board of Directors, filed a lawsuit against Senetek on March 12, 1999 in the United Kingdom's Employment Tribunal. Mr. Logan alleges that he entered into a verbal agreement with our former Chairman and Chief Executive Officer under which Mr. Logan was to provide consulting services of approximately 12 days per year to Senetek for three years beginning on October 1, 1998, in exchange for consulting fees of 109,000 pounds per year, a fully expensed automobile, health insurance covering Mr. Logan and his spouse and life insurance. Mr. Logan sought three month's unpaid consulting fees under the alleged consulting agreement. In April 1999, Senetek filed a dissent with the Employment Tribunal. We settled the claim in full with Mr. Logan on May 27,1999 for $69,800. At the same time Mr. Logan retired from the Board of Directors.

Item 2. Exhibits and Reports on Form 8-K

      (a)   Exhibits

                10.1 Securities Purchase Agreement ("Securities Purchase Agreement") dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement.

                10.2 Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

                10.3 Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

                10.4 Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

                10.5 Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

                10.6 Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

                10.7 Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

                10.8 Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein. therein.

                10.9 Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and and the parties designated therein.

                10.10 Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

                10.11 Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

                10.12 Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favour of the Collateral Agent named therein.

                10.13 Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

                10.14 Employment Agreement dated April 15, 1999 between Senetek PLC and Dr. George Van Lear.

                27.1 Financial Data Schedule as of and for the three months ended June 30, 1999.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 1999.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENETEK PLC
                                        (Registrant)

Date: August 23, 1999                   /s/ FRANK J MASSINO
                                        ----------------------------------------
                                        Frank J Massino
                                        Chief Executive Officer


Date: August 23, 1999                   /s/ STEWART W SLADE
                                        ----------------------------------------
                                        Stewart W Slade
                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
--------      -----------
 10.1         Securities Purchase Agreement ("Securities Purchase Agreement")
              dated April 14, 1999 between Senetek PLC and the various
              purchasers designated in the agreement.

 10.2         Form of Senior Secured Note due April 14, 2002 issued by Senetek
              PLC pursuant to the Securities Purchase Agreement.

 10.3 Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

 10.4 Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

 10.5 Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

 10.6         Registration Rights Agreement dated as of April 14, 1999 among
              Senetek PLC and the parties designated therein.

 10.7 Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

 10.8         Pledge Agreement dated as of April 14, 1999 by and between Senetek
              PLC and the parties designated therein. therein.

 10.9         Pledge Agreement dated April 14, 1999 by and between Senetek Drug
              Delivery Technologies Inc. and and the parties designated therein.

 10.10        Guaranty dated as of April 14,1999 executed by Senetek Drug
              Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

 10.11        Patent and Security Agreement dated as of April 14, 1999 between
              Senetek PLC and the parties designated therein.

 10.12 Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favour of the Collateral Agent named therein.

 10.13 Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

 10.14        Employment Agreement dated April 15, 1999 between Senetek PLC and
              Dr. George Van Lear.

 27.1         Financial Data Schedule as of and for the three months ended
              June  30, 1999.