Form 10-Q
period 1999-09-30
SENETEK PLC /ENG/
filed 1999-11-12
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
_____
        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  X     Exchange Act of 1934 for the Quarterly period ended  September 30,1999
-----                                                        -----------------

                                      or
_____
        Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______
_____


                       Commission file number    0-14691
                                               -----------


                                SENETEK PLC
  __________________________________________________________________________
            (Exact name of registrant as specified in its charter)


                    England                             77-0039728
       ___________________________________         ____________________
        (State or other jurisdiction of              (I.R.S. Employer
         Incorporation or organization)             Identification No.)


            620 Airpark Road, Napa, California                94588
    _______________________________________________________________________
         (Address of principal executive offices)           (Zip Code)


        Registrant's telephone no. including area code: (707) 226-3900


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

                                Yes    X    No
                                     -----      -----


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.


                  At November 12, 1999, there were 58,133,517
                of the Registrants Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1999



PART I.  FINANCIAL INFORMATION                                          Page No.


         Item 1 - Financial Statements

         Unaudited Consolidated Statements of Operations
         Three Months Ended September 30, 1999 and September 30, 1998
         Nine Months Ended September 30, 1999 and September 30, 1998       3


         Consolidated Balance Sheets
         September 30, 1999 (unaudited) and December 31, 1998              4

         Consolidated Statement of Stockholders' Equity and
         Comprehensive Loss Nine Months Ended September 30, 1999           5


         Unaudited Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999, and September 30, 1998      6


         Notes to the Unaudited Consolidated Financial Statements          8


         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12



PART II.  OTHER INFORMATION                                                20



SIGNATURES                                                                 22

                          SENETEK PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                  1999          1998         1999        1998
                                                 -------       -------      -------   ---------
Revenues:
 Product Sales                                    $3,405       $ 1,074      $ 6,098    $  3,846

 Cost of Sales                                      1340           534        2,553       2,204
                                                 -------       -------      -------   ---------

 Gross Profit                                      2,065           540        3,545       1,642

Operating Expenses:
 Research & Development                              720         2,287        2,400       5,536
 General & Administration                            947         2,736        4,625       6,472
 Marketing & Promotion                                 5           536          224         983
 Selling Expenses                                     --           147           --         381
                                                 -------       -------      -------   ---------

 Total Operating Expenses                          1,672         5,706        7,249      13,372
                                                 -------       -------      -------   ---------

Operating Profit/<Loss>                              393        <5,166>      <3,704>    <11,730>

Other Income <Expense>:
 Settlement Expense (Note 3)                          --            --       <2,718>         --
 Interest Income                                      66            62          107         157
 Interest Expense (Including
 amortization of deferred financing
 costs and discount)                                <433>         <655>      <1,083>       <686>
 Other                                               155            11            1         108
                                                 -------       -------      -------   ---------

Income/<Loss> before extraordinary
  Loss on extinguishment of debt                     181        <5,748>      <7,397>    <12,151>

Extraordinary Loss on
  extinguishment of debt(Note 3)                      --            --       <1,657>         --
                                                 -------       -------      -------   ---------
Net Income/<Loss> available to
common stockholders                               $  181       $<5,748>     $<9,054>   $<12,151>
                                                 =======       =======      =======   =========

 Basic and Diluted Loss before
   extraordinary item per
   ordinary share outstanding                     $ 0.00       $<0.11>      $ <0.13>   $  <0.23>

 Basic and Diluted Loss from
   extinguishment of debt per
   Ordinary share outstanding                     $   --       $   --       $ <0.03>   $     --

 Basic and Diluted Loss per
   Ordinary share outstanding                     $ 0.00       $<0.11>      $ <0.16>   $  <0.23>

 Weighted average Ordinary shares outstanding     57,561       54,742        57,416      53,803
                                                 -------       -------      -------   ---------

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,  December 31,
                                                                         1999           1998
                                                                       (unaudited)
                                                                      -------------  ------------
Assets (Note 3)
 Current Assets:
  Cash and Cash Equivalents                                            $  1,595       $    808
  Trade Receivables                                                       1,254          1,265
  Inventory at cost (Note 4)                                                526            731
  Non-Trade Receivables                                                   1,196            129
  Prepaids and Deposits                                                     363          1,360
                                                                      -------------  ------------

  Total Current Assets                                                    4,934          4,293

  Property and Equipment, net                                             5,040          3,366
  Goodwill and Other Intangible Assets - net                              1,664          1,766
  Deferred Financing costs                                                2,881          1,241

  Total Assets                                                         $ 14,519       $ 10,666
                                                                      =============  ============
 Liabilities & Stockholders' Equity
 Current Liabilities
    Line of Credit (Note 3)                                                  --          2,389
    Accounts Payable                                                      3,388          1,602
    Accrued Liabilities                                                     694          1,630
    Accrued Compensation on Stock Options (Note 5)
                - Employees                                               2,468          4,112
                - Non-employees                                           2,128          1,708
                                                                      -------------  ------------

  Total Current Liabilities                                               8,678         11,441

Long Term Liabilities
  Capital Leases                                                             46             46
  Deferred licensing income                                                 100             --
  Notes Payable, net of unamoritized discount of $320 (Note 3)            7,069             --

Stockholders' Equity:
  Ordinary shares $0.08 (5pence) par value:
  Authorized shares: 100,000,000
  Issued and outstanding shares:
   September 30, 1999 - 58,133,517
   December 31, 1998 - 57,215,856                                         4,696          4,625

Share Premium                                                            74,892         66,472
Accumulated Deficit                                                     <81,022>       <71,968>
Equity Adjustment from Foreign Currency Translation                          60             50
                                                                      -------------  ------------

Total Stockholders' Equity                                             $ <1,374>      $   <821>
                                                                      -------------  ------------

Total Liabilities and Stockholders' Equity                             $ 14,519       $ 10,666
                                                                      =============  ============

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   (in thousands, except shares outstanding)
                                  (unaudited)

                                        Ordinary      Shares      Share      Accumulated       Accumulated         Net
                                        Shares        Amount     Premium     Deficit           Other               Equity
                                                                                               Comprehensive
                                                                                               Income
                                                                                               Currency
                                                                                               Translation
                                        ----------    ---------  ---------   --------------    ---------------     ----------
Balances, Dec. 31,1998                  57,215,856     $  4,625   $ 66,472      $<71,968>             $50            $ <821>

Exercise of options                        116,661            6        174                                              180

Warrants issued in connection
  with $5 million note, $2.4
  million refinance and April
  1999 settlement agreement
  (Note 3)                                                           6,072                                            6,072

Ordinary shares issued                     801,000           65        974                                            1,039

Cancellation of vested
  Stock options (transfer
  From accrued liabilities)                                          1,200                                            1,200

Comprehensive Loss
 - Net loss                                                                       <9,054>
 - Translation loss, net of tax                                                                        10

Total Comprehensive Loss                                                          <9,054>              10            <9,044>

Balances, Sept. 30,1999                 58,133,517     $  4,696   $ 74,892       <81,022>             $60            <1,374>

See accompanying notes to consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                             1999             1998
                                                        --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $<9,054>         $<12,151>

Adjustments to reconcile net loss to net cash:
 Depreciation and other amortization                            438              1040
 Loss/<Gain> on disposal of fixed assets                         64                <9>
 Stock option compensation                                      <24>            2,026
 Amortization of deferred finance costs                         850                --
 Settlement expenses                                          2,718                --
 Extinguishment of debt                                       1,657                --
 Shares issued in lieu of debt                                  107                --

Changes in assets and liabilities:

 Trade receivables                                               11               <93>
 Non-trade receivables                                       <1,067>              368
 Inventory                                                      205              <109>
 Prepaids and deposits                                          997              <653>
 Accounts payable and accrued
 liabilities                                                    980            <1,815>
 Deferred Income                                                100                --
                                                        --------------   ---------------

Net Cash Used by Operating Activities                        <2,018>          <11,396>
                                                        --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment                        $<2,074>         $ <1,655>
                                                        --------------   ---------------

Net Cash Used by Investing Activities                       $<2,074>         $ <1,655>
                                                        --------------   ---------------

                         SENETEK PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                             1999             1998
                                                        --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of issuance of ordinary shares from
    private placements                                      $   --           $ 4,628
  Proceeds from exercise of options                            118                --
  Proceeds from notes payable issued net of $249,000
       cash finance costs                                    4,751                --
  Net increase in borrowings under Line of Credit               --             5,200
                                                        --------------   ---------------

  Net Cash Provided By Financing Activities                 $4,869           $ 9,828
                                                        --------------   ---------------

Effect of exchange rate changes on cash                         10               <62>

NET INCREASE <DECREASE> IN CASH AND CASH EQUIVALENTS        $  787           $<3,285>

Cash and cash equivalents at the beginning
  of period                                                    808             6,216

Cash and Cash Equivalents at the end
  of the period                                             $1,595           $ 2,931
                                                        ==============   ===============

Supplemental disclosures of cash flow information are as follows:

                                                                Amounts Paid
                                                               (in  thousands)
                                                             1999             1998
                                                        --------------   ---------------
                    Interest                                $404              $59

Non cash investing and financing activities consist of the following:

As discussed in the Notes to the unaudited Financial Statements the Company refinanced the outstanding balance of $2,389,000 on its line of credit with interest-bearing notes in April 1999. Warrants were issued to lenders with an aggregate fair value of $6.1 million during the nine months ended September 30, 1999.

See accompanying notes to the unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the nine months ended September 30, 1999. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ( U.S. GAAP) and reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the balance sheets. The interim consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

     Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   Liquidity

     The Company has been able to fund the loss of $9.0 million for the nine months ended September 30, 1999 from existing resources and through the sale of equity securities and issuance of debt. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels and closing its London office. However the Company's operations may not provide sufficient internally generated cash flows to meet its projected short term requirements and to meet the cost of developing the Company's pharmaceutical products. For the three months ended September 30,1999, the Company reported a net income available to Ordinary shareholders of $181,000.

     In April 1999 we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding debt, that would have been due in April 2000, for two new notes bearing interest at 8% per annum and maturing in April 2002.

     Research and development spending is decreasing as our products reach the final stages of development and our Reliaject drug delivery device is nearly ready for commercial deployment with almost all development and supply chain set up costs recognized by September 30,1999.

     Our patented kinetin product was made commercially available during the first quarter of 1999 by way of distribution agreements entered into with ICN Pharmaceuticals Inc. and Osmotics Corporation. These arrangements are expected to generate additional operating cash flows in 1999.

     Management is engaged in continuing efforts to obtain sufficient financing to fund its operations for the foreseeable future, however there can be no assurance given that we will be able to obtain the necessary financing.

 3.  Financing Activities

     In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of

     $2,389,000 under a 1998 Credit Agreement, in exchange for two new notes bearing interest at 8% per annum and maturing in April 2002. The notes require semi annual payment of interest only until maturity and are secured by all of the Company's assets.

     The Company issued Series A warrants to purchase an aggregate of 738,857 ordinary shares at $1.50 per share (subject to downward adjustment under certain circumstances), expiring in five years in connection with this agreement. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the Agreement but are only exercisable to the extent the outstanding principal balance of $7,389,000 is not repaid in cash. The Series B and C warrants expire in ten years.

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

     As the outstanding borrowings under the 1998 Credit Agreement were refinanced by notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19) , the Company is required to recognize the difference between the fair value of the new notes issued to refinance the old debt and the carrying value of the old debt net of unamortized issuance costs as a loss on the extinguishment of debt. During the three months ended June 30,1999, the Company recognized a $1.7 million loss on the extinguishment of debt.

     Also, in April 1999 the Company entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms involve the issue of 2,300,000 Series A warrants and 625,000 new Ordinary shares . Accordingly the Company has recorded $2.7 million of expense in the second quarter of 1999 related to the settlement terms. Included in the $2.7 million settlement expense is the fair value of the 625,000 ordinary shares issued in 1999.

 4.  Inventory at cost comprises:

                                       September 30,   December 31,
                                           1999            1998
                                             (in thousands)
                                       -------------   ------------
     Finished Goods                             $ 97           $465
     Raw Materials                               429            265
     Work in Progress                             --              1
                                       -------------   ------------
                                                $526           $731
                                       -------------   ------------

5.   Options and Warrants during the nine months ended September 30, 1999:

     The Company issued new Ordinary shares through the exercise of options under the Company's approved plans at an average price of $1.50 per share.

     Options were granted under the Company's No. 1 plan for employees amounting to 864,000. 514,000 options were granted at an exercise price of $1.6875 and 350,000 were granted at an exercise price of $1.50.

     Options were granted under the Company's No.2 plan for non employees and consultants amounting to 400,000, all of which were at an exercise price of $1.6875. The fair value of these non employee options was calculated at $420,000 and this has been recorded as compensation expense in the second quarter.

     Series A, B and C warrants were issued, in connection with the both the refinance of the $2,389,000 note and the new investment note, in the amounts of 738,857, 3,333,333 and 1,194,285 respectively. Refer to note 3 for further discussion of the accounting treatment for these issuances.

     Series A warrants amounting to 2.3 million were issued in the settlement of disputes arising from commitments entered into by previous management . The fair value of these warrants of approximately $2 million was calculated using the Black Scholes option pricing model and included in the settlement expense discussed in note 3.

6.  Earnings per Share

     Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                Three Months Ended      Nine Months Ended
                                                   September 30           September 30
                                                  (in thousands)         (in thousands)
                                                  1999      1998          1999     1998
                                                --------- --------      -------- ---------
     Numerator:
       Basic and Diluted Net Profit/<Loss>
       per ordinary share outstanding           $   181   $<5,748>      $<9,054>  $<12,151>

     Denominator:
       Basic and diluted weighted average
       shares outstanding                        57,561    54,742        57,416     53,803

     Options and warrants to purchase 14,112,231 and 5,584,885 shares of stock were outstanding at September 30,1999 and 1998, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.


7.   Segment Reporting

                                                         Three months ended September 30, 1999
                                                                   (in thousands)

                                             Pharmaceutical         Skincare and
                                                                  Health and Beauty        Total
                                                    $                     $                  $
 Net sales to external customers                    297                 3,108              3,405
 Operating profit/<loss>                         <1,169>                1,562                393
 Income/<loss> before taxation                   <1,271>                1,452                181

                                                         Three months ended September 30, 1998
                                                                   (in thousands)

                                             Pharmaceutical         Skincare and
                                                                  Health and Beauty        Total
                                                    $                     $                  $
 Net sales to external customers                     334                  740              1,074
 Operating loss                                   <4,856>                <310>            <5,166>
 Loss before taxation                             <5,365>                <383>            <5,748>

                                                          Nine months ended September 30,1999
                                                                   (in thousands)

                                             Pharmaceutical         Skincare and
                                                                  Health and Beauty        Total
                                                    $                     $                  $
Net sales to external customers                      949                5,149              6,098
Operating profit/<loss>                           <5,618>               1,914             <3,704>
Income/(Loss) before extraordinary item
  and taxation                                    <9,060>               1,663             <7,397>

                                                          Nine months ended September 30,1998
                                                                   (in thousands)

                                             Pharmaceutical         Skincare and
                                                                  Health and Beauty        Total
                                                    $                     $                  $
Net sales to external customers                    1,132                2,714              3,846
Operating loss                                   <11,059>                <671>           <11,730>
Loss before taxation                             <11,366>                <785>           <12,151>

 8.  Contingencies

     The Company has disputed a third quarter 1999 invoice from a supplier, in the amount of $350,000 for the supply of vasoactive intestinal polypeptide under a supply agreement dated April 2, 1998. Management is of the opinion that an accrual for this invoice is not necessary because loss is reasonably possible but not probable. The invoice was outside the scope of contractual obligations between the Company and the supplier and the products were neither ordered nor received by Senetek.

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



RESULTS OF OPERATIONS


Revenues
--------

Our product sales revenues of $3,405,000 for the third quarter of 1999 were comprised of $61,000 from the sale of pharmaceutical products, $236,000 from the sale of monoclonal antibodies and $3,108,000 from the sale of kinetin products, skincare and health and beauty products.

Our product sales revenues of $1,074,000 for the third quarter of 1998 comprised $110,000 from the sale of pharmaceutical products, $224,000 from the sale of monoclonal antibodies and $740,000 from the sale of skincare and health and beauty products.

The 44.5% sales decrease in pharmaceutical products was due to a temporary suspension of named patient sales in the United Kingdom, following possible toxicological findings on phentolamine mesylate submitted to the US Federal Food and Drug Administration ("FDA") by a competitor who is also developing an erectile dysfunction product. The United Kingdom's Medicines Control Agency ("MCA") supported the resumption of named patient sales after reviewing the FDA findings and our initial response.

The 5.4% sales increase in monoclonal antibodies was due to increased volume of sales. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease, follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 320% sales increase in skincare and health and beauty products was due primarily to the supply of kinetin products to ICN Pharmaceuticals under a licensing and supply agreement, following the launch of their Kinerase product in March 1999. Through September 30, 1999 we have accrued royalties of $375,000 under an arrangement with Osmotics Corporation for exclusive distribution rights in the prestige market. In May 1999, exclusive rights for the world wide distribution of Mill Creek and Silver Fox products were granted to the United States International Trading Corporation (the "USITC"). At this time CCSI also sold its inventories of Mill Creek and Silver Fox products to USITC for $348,000. For the grant of the distribution rights CCSI received an initial $100,000 license fee which we have recorded as deferred income and will receive royalties on net sales of the products from September 1999 onwards.

Our product sales revenues of $6,098,000 for the first nine months of 1999 comprised $193,000 from the sale of pharmaceutical products, $756,000 from the sale of monoclonal antibodies and $5,149,000 from the sale of kinetin products and skincare and health and beauty products.

Our product revenues of $3,846,000 for the first nine months of 1998 comprised $292,000 from the sale of pharmaceutical products, $840,000 from the sale of monoclonal antibodies and $2,714,000 from the sale of skincare and health and beauty products.

The 33.9% sales decrease in pharmaceutical products was due to a temporary suspension of named patient sales in the United Kingdom, following a possible batch sterility problem with our contract manufacturer and possible toxicological findings with respect to phentolamine mesylate.

The 10.0% sales decrease in monoclonal antibodies was mainly due to low volume of sales in the first quarter of 1999. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease, follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 89.7% sales increase in skincare and health and beauty products was due mainly to sales of kinetin products to ICN, following the Kinerase launch in March 1999.

Cost of Goods Sold
------------------

Cost of goods sold for the third quarter of 1999, which includes contract manufacturing and material costs, was $1,340,000, up 151% from $534,000 in the third quarter of 1998. Cost of goods sold as a percentage of sales was 39% for the third quarter of 1999 compared to 50% for the third quarter of 1998. The cost of goods sold as a percentage of sales decrease is due to increased sales of higher margin products-especially kinetin products. This follows the launch of Kinerase products by ICN Pharmaceuticals in the dermatological sector of the skincare market.

In the Pharmaceutical Sector, cost of goods sold for the third quarter of 1999 was $70,000, down 36.3% from $110,000 in the third quarter of 1998. This is due to a decrease in sales volume following the temporary suspension of Invicorp named patient sales in the United Kingdom.

In the Skincare and Health and Beauty Sector, cost of goods sold for the third quarter of 1999 was $1,270,000, an increase of 200% from $424,000 in the third quarter of 1998. This is mainly due to increased volumes of sales resulting in a favourable change to sales mix, following the launch of the Kinerase product in March 1999.

Cost of goods sold for the first nine months of 1999, which includes contract manufacturing and material costs, was $2,553,000, up 15.8% from $2,204,000 in the first nine months of 1998. Cost of goods sold as a percentage of sales was 42% for the first nine months of 1999 compared to 57% for the first nine months of 1998. The cost of goods sold as a percentage of sales decrease is due to increased sales of higher margin products-especially kinetin products. This follows the launch of Kinerase products by ICN Pharmaceuticals in the dermatological sector of the skincare market towards the end of the first quarter of 1999.

In the Pharmaceutical Sector, cost of goods sold for the first nine months of 1999 was $345,000, down 23.7% from $452,000 in the first nine months of 1998. This is due mainly to a decrease in sales volume following the temporary suspension of Invicorp named patient sales in the United Kingdom.

In the Skincare and Health and Beauty Sector, cost of goods sold for the first nine months of 1999 was $2,208,000, an increase of 26.0% from $1,752,000 in the first nine months of 1998. This is mainly due to increased sales volumes resulting in a favourable change to product mix, following the launch of the Kinerase product in March 1999.


OPERATING EXPENSES


Research & Development
----------------------

Research and Development expenditure for the third quarter of 1999 was $720,000, a substantial decrease of 68.5% from $2,287,000 in the third quarter of 1998. Research spending on Invicorp development has declined as clinical trials for EU countries reached completion and Invicorp has received approvals from Medical Evaluation Agencies in Europe and New Zealand.

The Pharmaceutical Sector research and development accounted for 98.6% of our total research and development spending for the third quarter of 1999, compared to 99.5% for the third quarter of 1998. The decrease in expenditures is due mainly to development spending for Invicorp and Reliaject, other than Invicorp trials in the US, reaching final stages.

In August 1999 Senetek announced that it had received word from the Medicine Control Agency in the United Kingdom and the FDA of the US that a competitor's safety trial on phentolamine mesylate revealed pre-clinical tumours (proliferation of brown fat cells). These findings are preliminary . The FDA definition of tumour is very broad and encompasses any growth, inflammatory or non inflammatory, benign or malignant and includes proliferation of brown fat cells. It is noteworthy to mention that in Spain, Holland and some other European Union ("EU") countries, a product containing phentolamine mesylate has been recently approved for use in erectile dysfunction.

Research and Development expenditures for the first nine months of 1999 were $2,400,000, a substantial decrease of 56.6% from $5,536,000 compared to the first nine months of 1998. Research spending on Invicorp development has declined as clinical trials for EU countries have reached completion and Invicorp has received approval from Medical Evaluation Agencies in Europe and New Zealand.

The Pharmaceutical Sector research and development accounted for 98.5% of our total research and development spending for the first nine months of 1999, compared to 99.6% for the first nine months of 1998.

General and Administration
--------------------------

General and Administration ("G&A") expenses for the third quarter of 1999 totaled $947,000, a decrease of 65.4% from $2,736,000 in the third quarter of 1998.

Pharmaceutical Sector general and administrative expenses for the third quarter of 1999 totaled $683,000, a decrease of 71.0% from $2,356,000 in the third quarter of 1998. This decrease is mainly due to the net savings arising from the corporate restructuring and cost reduction programs combined with stricter management controls. The main results of the program were the substantial reduction of our headcount and the consolidation of our US and UK offices. During the third quarter of 1999, we cancelled 350,000 non vested stock options granted to certain executives under the No.1 stock option scheme, who have left the Company and signed Release and Settlement agreements. As of June 30, 1999 we had accrued $840,000 of stock compensation expense in accordance with Accounting Principles Board Opinion No. 25 for these non vested stock options. We reversed the accrual in the third quarter of 1999 and recognized a credit to G&A of $840,000. We recognized $15,000 of stock compensation expense on the remaining non vested stock options granted under the No.1 scheme in the third quarter of 1999. During the third quarter of 1998 we recognized $1,102,000 of stock compensation expense. The stock compensation expense credit was partially offset by approximately $400,000 of legal expenses booked in the third quarter of 1999.

Skincare and Health and Beauty Sector general and administration expenses for the third quarter of 1999 totaled $264,000, a decrease of 30.5% from $380,000 in the third quarter of 1998. This is due mainly to a decrease in administrative activities following the set up of licensing arrangements for the Mill Creek product line. The majority of the Carme business now involves the supply of kinetin products to ICN Pharmaceuticals.

General and Administration expenses for the first nine months of 1999 totaled $4,625,000, a decrease of 28.5% from $6,472,000 in the first nine months of 1998.

Pharmaceutical Sector general & administration expenses for the first nine months of 1999 totaled $3,693,000, a decrease of 32.2% from $5,447,000 in the first nine months of 1998. This decrease is mainly due to the net savings arising from the corporate restructuring and cost reduction program. The main results of the program were the substantial reduction of our headcount and the consolidation of offices mentioned below. We recognized during the first nine months of 1999, an overall credit to stock compensation expense of $24,000. This number is reconciled as follows: (1) stock compensation expense for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 of $396,000 and $420,000 for non employee based stock option plans in accordance with Financial Accounting Standard No 123 and (2) reversal of previously recorded stock compensation expense on the cancellation of non vested options of $840,000. The stock compensation benefit has been partially offset by one time costs incurred in our Corporate restructuring program which was launched at the end of 1998. In May 1999 we closed our UK, London operations and combined those functions in our UK Kettering office. We also pared down our UK clinical monitoring and development staff and have substantially moved these functions to our Napa office. The reduction in headcount was 6 people and the severance packages of $125,000 which included full settlement with a former Director, were expensed in the second quarter of 1999. Also, during the third quarter of 1999 we closed our St Louis research facility and transferred their functions to Napa. The financial impact of the St Louis closure are annualized savings of approximately $300,000 in salaries and office overheads. Furthermore, we settled our legal disputes with a former director and consultant and recognized the settlement costs of $77,000 in the second quarter of 1999. Also, in the third quarter we executed Release and Separation agreements with our former Chairman and CEO and our former President and COO both of whom left our employment towards the end of the fourth quarter 1998. In the case of the Chairman and CEO there were no settlement costs and 1.5 million stock options were cancelled. In the case of the President and COO we settled outstanding expenses of $23,000 and cancelled 500,000 stock options. We also incurred in the second quarter of 1999 expenses of $140,000 relating to the write off of expense advances for former employees. Legal costs of approximately $1,510,000 relating primarily to the settlements of disputes arising from commitments made by former management to lenders, together with disputes with former employees and consultants and, to a lesser extent, the April financings, were incurred in the second and third quarters of 1999.

Skincare and Health and Beauty Sector general and administration expenses for the first nine months of 1999 totaled $932,000, a decrease of 9.1% from $1,025,000 in the first nine months of 1998. This is due mainly to the restructuring of the skincare and health and beauty sector during the first quarter of 1999, the licensing of kinetin products and the establishment of licensing arrangements for the Mill Creek and Allercreme product lines.

Marketing and Promotion
-----------------------

Marketing and promotion expenses in the third quarter of 1999 totalled $5,000, a decrease of 99.1% from $536,000 in the third quarter of 1998. The decrease is mainly due to the elimination of non-essential public relations, advertising and marketing consulting spending.

Pharmaceutical Sector marketing and promotion expenses for the third quarter of 1999 were $5,000, a decrease of 98.9% from $448,000 in the third quarter of 1998. The decrease is mainly due to the elimination of consulting arrangements and non-essential pubic relations spending.

Skincare and Health and Beauty Sector marketing and promotion expenses for the third quarter of 1999 were zero, a decrease of 100% from $88,000 in the third quarter of 1998. All our skincare products are now licensed to third parties who incur the marketing and promotion expenditures.

Marketing and promotion expenses in the first nine months of 1999 totalled $224,000, a decrease of 77.2% from $983,000 in the first nine months of 1998. The decrease is mainly due to the elimination of non-essential public relations, advertising and marketing consulting spending.

Pharmaceutical Sector marketing and promotion expenses for the first nine months of 1999 were $165,000, a decrease of 78.7% from $776,000 in the first nine months of 1998. The decrease is mainly due to decreased levels of external consulting as these activities were brought in house.

Skincare and Health and Beauty Sector marketing and promotion expenses for the first nine months of 1999 were $59,000, a decrease of 71.5% from $207,000 in the first nine months of 1998. The decrease is the result of a focused marketing plan which has resulted in all the Skincare product lines coming under third party licensing arrangements.

Selling
-------
No field selling expenses have been recorded in the third quarter of 1999, a decrease of $147,000 from the third quarter of 1998. This is due to the establishment of licensing and distribution arrangements in Skincare and Health and Beauty sector coupled with the elimination of direct selling activities.

No field selling expenses have been recorded for the first nine months of 1999, a decrease of $381,000 from the first nine months of 1998. This is due to the streamlining of the Skincare and Health and Beauty sector as discussed above.



OPERATING PROFIT/<LOSS>


Operating profit for the third quarter of 1999 totaled $393,000, an increase of 108% from an operating loss of $5,166,000 in the third quarter of 1998.

The operating loss in the pharmaceuticals sector for the third quarter of 1999 totaled $1,169,000, a decrease of 76.0% from $4,856,000 in the third quarter of 1998. This is mainly due to decreased research and development spending as product development reaches its final stages, and reduced G&A costs, relating to the reversal of stock compensation expense which was substantially offset by high one time legal costs incurred in the implementation of our corporate and debt restructuring program.

Operating profit in the skincare and health and beauty sector for the third quarter of 1999 totaled $1,562,000, an increase of 604% from an operating loss of $310,000 in the third quarter of 1998. This was due mainly to increased sales of the Company's kinetin products, a higher margin product line, and decreased operating spending.

The operating loss for the first nine months of 1999 totaled $3,704,000, a decrease of 68.4% from $11,730,000 in the first nine months of 1998.

The operating loss in the pharmaceuticals sector for the first nine months of 1999 totaled $5,618,000 a decrease of 49.2% from $11,059,000 in the first nine months of 1998. This is mainly due to decreased research and development and administrative spending during the period. This is partly offset by the higher levels of non-recurring general and administrative expense in the period as discussed above.

Operating profit in the skincare and health and beauty sector for the first nine months of 1999 totaled $1,914,000, an increase of 385% from an operating loss of $671,000 in the first nine months of 1998. This was due mainly to sales of the Company's Kinetin products, a higher margin product line and decreased operating spending.

Since the beginning of 1999, the new management team at Senetek has focused its efforts on increasing revenues, reducing cost and obtaining sufficient cash resources to fund the Company's growth. The table below shows the progress in operating results that has been achieved over the first three quarters of 1999.



                                        Three months ended      Three months ended      Three months ended
                                        September 30,1999       June 30, 1999           March 31,1999
                                        ------------------      ------------------      ------------------
Revenues
 Product sales                              3,405   100%            1,759    100%            934     100%
 Cost of sales                              1,340    39%              620     35%            593      63%
                                        ------------------      ------------------      ------------------
 Gross Profit                               2,065    61%            1,139     65%            341      37%

Operating expenses
 Research and Development                     720    21%              811     46%            869      93%
 General and Administration                   947    28%            2,093    119%          1,585     170%
 Marketing and Promotion                        5    --%              128      7%             91      10%
                                        ------------------      ------------------      ------------------
 Total Operating expenses                   1,672    49%            3,032    172%          2,545     272%

Operating Profit/<Loss>                       393    12%           <1,893>  <108>%        <2,204>   <236>%

Aggressive marketing of our Kinetin based products has led to significant revenue growth. Even though we are still early in the product introduction cycle, we are very pleased with the market response and we continue to expand our licensing activities.

Through effective consolidation and company restructuring we have reduced our operating costs and gained efficiency in our overall operations. Our general and administrative expenditures during the three months ended September 30, 1999 were significantly reduced from the expenditure levels during the three month periods ended March 31, 1999 and June 30, 1999.

Management continues to focus its efforts on improving operating results.


OTHER INCOME AND EXPENSE AND EXTRAORDINARY ITEM


Included in other expense for the first nine months of 1999 is $2.7 million relating to the fair value of Series A warrants and Ordinary shares issued to Windsor Capital and others for the settlement of disputes arising from commitments made by the previous management of the Company.

As discussed in Note 3 to the unaudited financial statements, the Company refinanced $2.4 million in debt during the first none months of 1999. The terms of the refinance represented a substantial modification of the original terms, resulting in a $1.7 million loss.

In April 1999 we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding debt, that would have been due in April 2000, for two new notes bearing interest at 8% per annum and maturing in April 2002. For the period April 14, 1999 through September 30, 1999 $271,000 of interest expense was incurred.

The fair value of the Series A and B warrants issued in connection with the financing of $5 million was calculated using the Black Scholes option pricing model. The fair value of these warrants was recorded as a deferred financing cost and will be amortized on a straight line basis over the period April 1999 to April 2002. For the first nine months of 1999 these amortization costs amounted to $850,000.

There were no similar charges in the corresponding periods of 1998.

TAXATION
--------

Gross deferred tax assets, which approximate $19.0 million, and relate periodically to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.



LIQUIDITY AND CAPITAL RESOURCES


During the first nine months of 1999, the Company's liquidity represented by cash and deposits at banks increased by $787,000 to $1,595,000. Although the Company experienced negative cash flow during the first six months of 1999, its activities resulted in positive cash flow during the three months ended September 30, 1999.

Net cash used by operating activities from continuing operations totaled $2,018,000 in the first nine months of 1999, a decrease of $9,378,000 from the first nine months of 1998. The overall decrease was partially attributed to the $5,850,000 decrease in operating losses adjusted for non cash expenses and $3,528,000 for changes in working capital. The marketing of our kinetin based products through ICN Pharmaceuticals and Osmotics Corporation has lead to significant revenue growth. However, the increased kinetin revenues may not have an immediate positive effect on liquidity due to our investment in accounts receivable and inventory net of financing through accounts payable. Also our consolidation and corporate restructuring programs have greatly reduced our operating costs. The financing completed in April 1999 and discussed below has so far proved sufficient to fund our growth and current monthly cash revenues are in excess of current monthly cash operating expenses.


History of Losses
-----------------

Although we were formed almost 16 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has only produced $26,216,000 in gross revenues and has cumulative losses of $81,022,000 (including a net loss of $22,492,000 in fiscal 1998).

There can be no assurance that marketing of our biopharmaceutical products will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2000.

With respect to our recurring operating cash losses, we have implemented major cost reduction programs in 1999 to reduce operating expenses to include:

     . In the UK, effective May 31, 1999 we combined two offices into one with a 55% reduction in staff.

     . In the US, effective August 31, 1999 we closed our St Louis research facility with a reduction in headcount of 4.

     . Effective January 1999 a substantial reduction of costs in the areas of public relations, advertising and travel.

     . In the US, the licensing of our Mill Creek product line in the second quarter of 1999, enabled us to reduce substantially our Carme Cosmeceutical Sciences operation, allowing us to start negotiations for the sublease of up to 40% of our Napa facility. The Mill Creek agreements provide for a non-refundable licensing fee, the purchase of inventory and guaranteed quarterly royalty payments.


Need for Financing
------------------

Our monthly cash requirements have been substantially reduced in 1999 to less than 50% of the average monthly 1998 rate. The company believes that its current cash position and anticipated revenues from the sale of its products will provide sufficient cash flow to finance its operations through fiscal year 1999. The company expects to require additional sources of liquidity, either through an increase in revenue or external funding sources, to fund its operations during fiscal year 2000. It should be noted that additional revenue sources will not have an immediate effect on liquidity due to our investment in net working capital. If the company fails to obtain the necessary external financing or to generate sufficient revenues from its continuing operation it will be required to curtail its operations. There can be no assurance that we will generate sufficient revenues in fiscal year 2000 or that we will be able to obtain necessary financing from external sources. If our cash requirements cannot be successfully addressed, there would be a material adverse effect on our business, financial condition and results of operations. Further, our independent auditors report on our 1998 consolidated financial statements stated that "[Senetek] has suffered recurring losses from its operations and . . . its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon [Senetek's] ability to continue as a going concern."



FACTORS AFFECTING THE COMPANY

Dependence on Key Personnel
---------------------------

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



Product Research and Technological Obsolescence
-----------------------------------------------

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


Exposure to Liability for the Company's Products
------------------------------------------------

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


Reliance on Suppliers
---------------------

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

Product Liability Risks of Cosmetics
------------------------------------

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


The Problem
-----------

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

Our State of Readiness
----------------------

We have instituted a year 2000 project. As a part of this project, we have completed an initial evaluation of our computer systems and significant software programs, including our network hardware and operating system and accounting and business process software, as well as our non-information technology systems.
In anticipation of potential year 2000 system problems, we have begun to replace our management information systems with a platform designed to be year 2000 compliant. We expect to complete this process by the end of November 1999. We have retained a consulting firm to co-ordinate successful system implementation, including testing for year 2000-related problems. We will commence testing for year 2000 compliance upon full implementation of our new system and will continue this testing throughout 1999. We presently believe that upon completion of successful system conversions, the year 2000 issue will not pose significant operational problems for us. However, although our new systems are designed to be year 2000 compliant, we cannot assure you that the systems contain all necessary data code changes. If we do not complete our conversions in a timely fashion, the year 2000 issue could have a material impact on our operations.

As a part of our year 2000 project, we have assessed our products in connection with year 2000 issues. Our products do not contain any software, date-sensitive fields or embedded microprocessors; therefore, we do not believe that our products will present year 2000 issues.

We are also in the process of contacting our vendors and other third parties on which we rely to obtain information about their year 2000 compliance. We plan to complete these contacts by the end of November 1999. Based on our review of responses we have received to date, we do not expect this issue to have a material adverse effect on our business.

The Costs to Address Our Year 2000 Issues
-----------------------------------------

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

The Risks Associated With Our Year 2000 Issues
----------------------------------------------

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

Part II   OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together " Mad Dogs") in the Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $ 10 million for a breach of that agreement. Mad Dogs served us with an answer to our complaint in August 1998. There have been no substantive developments in the lawsuit since the filing of the answer to our complaint.


Ronald Trahan Associates, Inc. ("RTA") and Ronald C. Trahan ("Trahan") have filed a lawsuit against Senetek PLC claiming breach of an alleged contract between Ronald Trahan Associates, Inc. and Senetek. The plaintiff alleges damages approximating $ 170,000. The plaintiff also claims a right to treble damages. This breach of contract claim was filed around January 25,1999 in Middlesex Superior Court in Massachusetts. On March 8, 1999, we removed the lawsuit to the U.S. District Court for the District of Massachusetts. We have entered into a settlement agreement with the plaintiffs dated August 6, 1999 pursuant to which the parties agreed to release all claims against each other and terminate the lawsuit in exchange for our payment of $13,500 to RTA and our issuance to Trahan of options to purchase 60,000 Ordinary shares.


During the third quarter 1999, David Carey, former Vice President - Finance filed a lawsuit against Senetek PLC claiming breach of his employment contract on March 5, 1999. The plaintiff alleges damages of $45,000, which represents six months salary and benefits. We intend to defend against the lawsuit vigorously.

At the beginning of the fourth quarter 1999, Gerlof Homan, former Chief Scientific Adviser filed a lawsuit against Senetek PLC claiming breach of his employment contract on August 1, 1999. Dr. Homan's employment agreement provides for the payment of an annual salary of $200,000, health insurance, life insurance and a car allowance of $750 per month. The agreement stipulates that there are no fixed hours of work. The plaintiff alleges damages of $89,080, which represents five months salary and benefits under the terms of his Employment arrangement. We intend to defend against the lawsuit vigorously.

Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibits


        27.1    Financial Data Schedule.

    (b) Reports on Form 8-K


        No reports on Form 8-K were filed during the third quarter of 1999.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SENETEK PLC
                                                (Registrant)



               Date:   November 12, 1999      /S/FRANK J MASSINO
                       ------------------     ---------------------
                                                 Frank J Massino
                                                 Chief Executive Officer


               Date:    November 12, 1999     /S/STEWART W  SLADE
                       ------------------     ---------------------
                                                 Stewart W Slade
                                                 Chief Financial Officer