Form 10-K
period 1999-12-31
SENETEK PLC /ENG/
filed 2000-03-30
CIK 789944

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For The Fiscal Year Ended December 31, 1999.

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

            620 Airpark Road                                     CA 94558
         NAPA, CALIFORNIA, U.S.A.                                (Zip code)
(Address of principal executive offices)

            Registrant's telephone number, including area code: 707 226 3900

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

As of March 20, 2000, the Registrant had 58,353,017 Ordinary shares outstanding, including 57,299,929 represented by American Depositary shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $149,527,044 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at March 20, 2000, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         NONE

                                      INDEX

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                             3

Item 2.  Properties                                                          11

Item 3.  Legal Proceedings                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                 12

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related                   12
         Stockholder Matters

Item 6.  Selected Financial Data                                             15

Item 7.  Management's Discussion and Analysis of Financial                   16
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          30

Item 8.  Financial Statements and Supplementary Data                         30

Item 9.  Changes in and Disagreements with Accountants on                    30
         Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers or the Registrant                  30

Item 11. Executive Compensation                                              32

Item 12  Security Ownership of Certain Beneficial Owners and Management      35

Item 13. Certain Relationships and Related Transactions                      36

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     37

         Signatures and Power of Attorney                                    40

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

ITEM 1--BUSINESS

OVERVIEW

Senetek PLC ("Senetek") is a science-driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life, primarily products for the diagnosis and treatment of aging-related healthcare problems. Recently, the company has decided to focus on two business sectors, biopharmaceuticals, in particular therapeutic agents for erectile dysfunction and female sexual dysfunction, and proprietary skincare technologies. In connection with product development activities, we sponsor research in the life sciences and biotechnology fields.

Senetek PLC is a public limited company that was registered in England in 1983 (registration number 1759068). We have two wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc., both of which are Delaware corporations.

PRODUCT RESEARCH AND DEVELOPMENT

Biopharmaceuticals

Invicorp(TM) - We estimate that 100 million men worldwide suffer from some form of erectile dysfunction. Our Invicorp(TM) product employs an easy to use self-administered automatic delivery system to deliver a combination therapy of two specific drugs, vasoactive intestinal polypeptide and phentolamine mesylate, for the treatment of erectile dysfunction. Phase III clinical trials for Invicorp(TM) are now complete. In clinical trials, more than 80% of patients responded successfully to treatment with Invicorp(TM). Of these patients, 60% had withdrawn from previous treatment with alternative erectile dysfunction therapies. Invicorp(TM) was approved for marketing in Denmark in July 1998. In December 1998 we received news from the Medicines Evaluation Agency in Ireland that Invicorp(TM) received clearance on safety and efficacy and we are now waiting final approval. In March 1999, the United Kingdom's Committee on Safety of Medicines informed us that it was prepared to advise the United Kingdom's licensing authority to grant a marketing authorization for Invicorp(TM) upon our compliance with specified conditions. On January 31,2000 we filed an amendment that addressed all the conditions cited by the United Kingdom Medicines Control Agency ( MCA ). During May 1999 we were notified by New Zealand s Medicines Assessment Advisory Committee that they had recommended Invicorp(TM) be approved for the treatment of erectile dysfunction. We are awaiting approval of marketing authorization applications for Invicorp(TM) in the Republic of Ireland, Switzerland and South Africa. Invicorp(TM) has received Investigational New Drug approval from the United States Federal Food and Drug Administration ( FDA ). An application for European wide Marketing Authorization Approvals under the European Mutual Recognition Procedure has been initiated selecting Denmark as the Reference Member State.

In August 1999, Senetek announced that it had received word from the MCA and the FDA that a competitor's safety trial on phentolamine mesylate revealed pre-clinical tumors (proliferation of brown fat cells in mice) and as a result have placed a clinical hold on new studies with products containing phentolamine. These findings are preliminary. Soteros Limited, an expert pharmacotoxicologist firm, has completed a comprehensive review of Senetek's clinical data and the medical literature and has concluded that there is no relevancy in humans. The FDA definition of tumor is very broad and encompasses any growth, inflammatory or non-inflammatory, benign or malignant and includes proliferation of brown fat cells. The competitor's product differs significantly from our product in concentration, route of delivery and chemistry. It is noteworthy to mention that in Spain, Holland and some other European Union ("EU") countries, a product containing phentolamine mesylate has been recently approved for use in Erectile Dysfunction.

During the first quarter 2000, we entered into an alliance with Owen Mumford Limited to supply their Autoject(R) Mini exclusive to Erectile Dysfunction for the automatic delivery of Invicorp(TM). The Autoject(R) Mini is a cost effective therapeutic delivery system that is esthetically appealing, utilizing an ultra fine needle. The Autoject(R) Mini offers proven manufactureability and universal contract manufacturing capabilities,thus resolving outstanding production issues. Stability studies are currently being scheduled and will be done concurrently with other regulatory requirements. We have also made arrangements with Akorn, Inc. to do the filling of the Autoinject(R) Mini. The timeline to market for Invicorp(TM) is dependent on several factors, not the least of which is the phentolamine mesylate issue. We remain positive and are working diligently towards completing the necessary steps to gain regulatory and marketing approval. Review of alternative drug delivery systems are also underway to include needleless autoinjectors and topical administration.

Adrenaject(TM) Adrenaject(TM) uses an automatic injector syringe to deliver a self-injectable formulation of epinephrine, an emergency antidote for anaphylactic shock. Anaphylactic shock is a life threatening condition triggered by a severe allergic reaction to insect stings, insect bites and certain foods. In 1998, we filed an Abbreviated New Drug Application ( ANDA ) with the FDA for the Adrenaject(TM). In October 1998, we entered into an agreement with ICN Pharmaceuticals Inc. in which we granted to ICN the worldwide rights to market and sell Adrenaject(TM) upon receipt of necessary regulatory approvals. Pursuant to the agreement, ICN has committed to purchase an initial quantity of Adrenaject(TM) valued at $1.5 million and will pay licensing fees of up to $3 million upon achievement of certain milestones. We have developed a pediatric formulation of epinephrine. On January 14, 1999, we received notification from the FDA that our ANDA was found to have several deficiencies. We are currently in the process of addressing these deficiencies and exploring alternatives to get to market quickly.

Other Products

Monoclonal Antibodies - We market monoclonal antibodies to the scientific community for research on Alzheimer's disease under an exclusive agreement with the Research Foundation for Mental Hygiene. Our customers include Glaxo, Pfizer, Wyeth Ayerst, Amgen, Pharmacia UpJohn, Eli Lilly and Genentech. As Monoclonal Antibodies are not a core business, we are currently seeking partners for market alliances for this business unit.

Reliaject(TM) - Our Reliaject(TM) disposable autoinjector offers advantages that cannot be gained through the use of pre-filled syringes or re-loadable autoinjectors. We continue to work towards finalizing the development of Reliaject(TM) for epinephrine and other products. Products that are currently being considered include migraine treatment drugs, infertility treatment regimens, human growth hormones and new analgesic pain therapies. The cost of continued development is estimated to be $500,000.

Skincare

Cytokinins - Senetek has five patents on two natural growth factors, Kinetin and Zeatin.

Kinetin - Kinetin (N6-furfuryladenine) retards aging of plants and delays age-related changes in cultured human skin cells. In clinical studies conducted over the past two years at the University of California, Irvine, Kinetin showed a good-to-excellent response in the majority of patients in partially reversing the clinical signs of photodamaged skin and in restoring normal skin barrier function. In contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of irritation. We are currently continuing development of new products as work is being performed on Kinetin Plus products at The University of Aarhus in Denmark and we have made arrangements with The University of Irvine, Department of Dermatology, to further study Kinetin and initiate work on Zeatin, the basis of which will be transformed to a multi-year research collaboration.

In July 1998, we granted to Osmotics Corporation an exclusive license to market Kinetin to the high-end prestige market (department stores). On January 21, 2000, we notified Osmotics that they are in breach of contract for non-payment of royalties and selling in unauthorized channels of distribution. Currently, the agreement is before the American Arbitration Association for resolution. In October 1998, we granted to ICN Pharmaceuticals Inc. ("ICN") an exclusive worldwide license to market Kinetin to the ethical skin care market, which includes dermatologists and cosmetic surgeons. The ICN license agreement includes a manufacturing supply agreement and royalty income on net sales. ICN has launched Kinerase(R) in USA, Canada and Argentina and expects to expand to several other European and Latin American countries in fiscal 2000.

On December 15, 1999 we entered into a license and supply agreement with Obaji Medical Products Inc., ("OMP") for the exclusive marketing and distribution of Kinetin in the mass market channel of distribution for China, Hong Kong, Japan, Singapore, Korea and other designated Asian countries. In addition, OMP receives exclusivity for Kinetin in the multi-level marketing channel of distribution for Taiwan. For the grant of the distribution rights the agreement provides for payments to Senetek of a $1,150,000 license fee, $450,000 of which was received in 1999 with the remainder to be received in 2000. Market launches are anticipated in the second half of 2000 on completion of the product registration requirements in the various countries.

On March 14, 2000, OMP entered into a joint venture to market Kinetin products with Rohto Pharmaceuticals Co., Ltd., Osaka, Japan, founded in 1899 and listed on the Tokyo and Osaka stock exchanges since 1964. The distribution structure in Japan will bring us access to the largest cosmetics market in Asia. We believe this license will contribute substantially to the overall success of Kinetin world wide not only financially but also in terms of international recognition of Kinetin as a key technology in skin care.

Zeatin - We hold patents for anti-aging on a promising new Cytokinin, Zeatin. During 1999 we worked on a development plan for Zeatin. Zeatin is an analogue of Kinetin with preliminary in vitro data suggesting that it is more active than Kinetin at higher concentrations. A development program has been established to study the safety and efficacy of Zeatin for both photo-damaged skin and psoriasis.

Other Products

Our other products are designed to meet specific niche segments of the market. These include Mill Creek(R), Sleepy Hollow Botanicals and Biotene H-24. We also have two specialty mass market lines: Silver Fox(R), a product for gray hair, and Allercreme(R), a hypoallergenic range of skincare products for sensitive skin, developed in conjunction with dermatologists.

In May 1999, exclusive rights for the worldwide distribution of Mill Creek(R) and Silver Fox(R) products were granted to the United States International Trading Corporation (the "USITC"). At this time CCSI also sold its inventories of Mill Creek(R) and Silver Fox(R) products to USITC for $348,000. For the grant of the distribution rights CCSI received an initial $100,000 license fee. The agreement provides for minimum quarterly royalty payments based on net sales of the products. The agreement calls for an option where USITC can purchase these product lines for $2.8 million.

In May 1999, the contract with Quimlam, Inc., (d.b.a. Omega Distributing), was extended through May 2000. Omega Distributing has the exclusive right to distribute Allercreme(R) throughout the United States.

Research and Development

We sponsor research in the life sciences and biotechnology fields, with particular emphasis on research relating to the diagnosis and treatment of healthcare problems related to aging. We develop and market biopharmaceutical and skincare products based upon the results of this research.

A significant proportion of our historic and current operating expenses have related to our clinical research agreements with consultants, clinicians and research scientists. Under these agreements, we fund agreed-upon programs of the consultants', clinicians' or research scientists' work and retain exclusive rights to manufacture and market worldwide any products arising from this research. Currently, none of our products has reached the marketing stage except for our Mill Creek line of products, products incorporating Kinetin (sold by Osmotics corporation, ICN Pharmaceuticals Inc. and OMP under license agreements with us) and monoclonal antibodies. If other products arise from research that we fund, certain researchers will become entitled to royalties under the terms of their agreements with us.

Typically, our research agreements oblige us to fund research in amounts to be determined between the parties. The researchers are responsible for filing progress reports with us. We work with these researchers and with specialized consultants on matters such as product formulation, stability, clinical trials and regulatory matters. In addition, we operate a development center in Kettering, United Kingdom. Our Kettering facility is responsible for monitoring Phase III clinical trials in the United Kingdom and Europe, European product licensing applications and European regulatory approvals.

Our research and development expenditures amounted to $2,702,000, $7,980,000 and $5,026,000 for 1999, 1998 and 1997, respectively. For more information see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Invicorp(TM)

The active materials, vasoactive intestinal polypeptide and phentolamine mesylate, for the Invicorp(TM) are currently available in commercial quantities from two suppliers. In conjunction with Senetek, these suppliers have developed synthetic methods which are included in the product licensing applications. We rely on these specialized suppliers for continued supply of materials.

Skincare

We outsource the manufacture, filling and labeling of our skincare and health and beauty products. All our skincare and health and beauty products are sold within the North American Free Trade Area and Asia through our marketing partners covering the professional, multi-level marketing, naturals and specialty mass markets. We have signed distribution agreements for distribution within the U.S. and abroad. We do not significantly rely on any specialized suppliers for our skincare and health and beauty products, and we do not anticipate that problems will arise over access to raw materials that are generally available and that will be required for our contract manufacturing processes.

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

COMPETITION

General

The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. Our business and research efforts compete with drug discovery programs at biotechnology, drug delivery, biopharmaceutical and pharmaceutical companies, as well as with internal drug discovery efforts of pharmaceutical companies acting independently or in collaboration with other companies. In addition, academic institutions, government agencies throughout the world and public and private organizations conducting research may seek intellectual property protection, discover competing products, or establish collaborative arrangements in our area of research and development.

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

Invicorp(TM)

Management is presently engaged in discussions with the objective of entering into licensing arrangements with pharmaceutical companies. Products that compete with Invicorp( have been or are being developed by our competitors, include Pfizer ("Viagra"), Pharmacia & Upjohn ("Caverject") and Vivus ("Muse"). Although our management believes that there will be a substantial demand for Invicorp(TM), we cannot assure that Invicorp(TM) or future products will obtain necessary regulatory approvals or that we will be able to successfully market these products.

Skincare

The vast health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than we do.

Our non-Kinetin products are designed to meet specific niche segments of the market. Our products include the Mill Creek line, Sleepy Hollow Botanicals and Biotene H-24. The specialty mass market lines are Silver Fox (a product for gray hair) and the Allercreme Hypoallergenic range for sensitive skins, that was developed in conjunction with dermatologists and are currently being marketed under a distribution agreement entered into with Quinlam Inc. This agreement provides for minimum purchase order guarantees.

Products containing Kinetin are designed to meet the requirements of the professional, prestige, multi-level and mass markets, internet channel of distribution, salon and esthetician, and natural market. The products are currently sold under license and supply agreements with ICN Pharmaceuticals Inc., Osmotics Corporation and OMP for the prestige, ethical and mass market in limited territories. Senetek is actively pursuing additional marketing partners for the other channels of distribution and territories.

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

Invicorp(TM) has received Investigational New Drug approval from the FDA, and we plan to file a New Drug Application with the FDA for Invicorp(TM) at the earliest practicable opportunity.

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

Under current regulations, the market introduction of non-medicated cosmetics and skin care products do not require prior formal registration or approval by the FDA, although this could change in the future. The Cosmetics Division of the FDA monitors matters of safety and adulteration. The situation for non-medicated cosmetic and skin care products is the same for Europe.

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

Invicorp(TM) was approved for marketing in Denmark in July 1998. In December 1998 we received news from the Medicines Evaluation Agency in Ireland that Invicorp(TM) had received clearance on safety and efficacy grounds and we are waiting for final approval. In March 1999, the United Kingdom's Committee on Safety of Medicines informed us that it was prepared to advise the United Kingdom's licensing authority to grant a marketing authorization for Invicorp(TM) upon our compliance with specified conditions. On January 31,2000 we filed an amendment that addressed all the conditions cited by the MCA. During May 1999 we were notified by New Zealand s Medicines Assessment Advisory Committee that they had recommended Invicorp(TM) be approved for the treatment of Erectile Dysfunction. We are awaiting approval of marketing authorization applications for Invicorp(TM) in the Republic of Ireland, Switzerland and South Africa. We anticipate approvals from the United Kingdom and Ireland during the second half of 2000. However, these applications will be subject to rigorous approval processes. We cannot assure that approval in these or other countries will be granted or that these approvals if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect our ability to generate product revenue.

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

We obtain certain materials and components for the manufacture of our products from third parties. In addition, we out-source the manufacture of certain products (see "Business--Manufacturing and Marketing"). These parties are required to comply with strict standards established by us. Certain manufacturers and suppliers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations, to follow Good Manufacturing Practices, or GMP, requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with GMP and other applicable regulations. Upon routine inspection of these facilities, we cannot assure that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with GMP and other regulations. Failure to achieve satisfactory GMP compliance as confirmed by routine inspections could have a material adverse effect on our ability to continue to manufacture and distribute our products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines or closure of our manufacturing facility until GMP compliance is achieved.

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

PATENTS

We believe that patents and other proprietary rights are an essential element of our business. As part of our grant agreements with various researchers, we have exclusive license rights to any commercially valuable products developed by the contracted researchers within the scope of the agreements, in exchange for royalty entitlements. Our policy is to file patent applications to protect inventions and improvements that we consider important to the development of our business. Typically, patents in the U.S. expire 17 years after the grant date.

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed patent applications for our products in most major countries, including those that are signatories to the Patent Conference Treaty. Thus far, our technology is patented in most of these countries (which include US, Canada and the major European countries) and in major areas in Asia and South America. We have also received patent approvals covering our technology in the following areas:

            o Two patents for Invicorp(TM) for the use of vasoactive intestinal polypeptide and phentolamine mesylate in the treatment of Erectile Dysfunction have been granted in 15 countries and are pending in 13 other countries.

            o Three patents for Kinetin and Zeatin for ameliorating the effects of aging on skin have been granted in 29 countries and are pending in 13 other countries.

            o Two patents for Kinetin and Zeatin for ameliorating the effects of hyperproliferative skin diseases, including psoriasis have been granted in 29 countries and are pending in 13 other countries.

            o Three autoinjector patents for the delivery of therapeutic ingredients have been granted in 28 countries and are pending in 18 other countries.

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

A number of pharmaceutical and health services companies and research and academic institutions have developed technologies, filed patent applications, or received patents in areas that may be related to our business. Some of these Technology applications or patents may conflict with our development efforts or patent applications.

We have been granted trademark protection for our major brand names in 14 countries and have applications pending in 20 others. To the best of our knowledge, there has been no indication to date that such trademarks are invalid or are subject to challenge.

Typically, we require our employees, consultants and sponsored researchers to execute confidentiality agreements as part of their employment, consulting or research arrangements with us. We cannot assure, however, that these agreements will produce meaningful or adequate protection for our trade secrets.

EMPLOYEES

As of December 31, 1999, we employed 13 full-time persons. Senetek PLC employees comprised 2 persons at our drug development center at Kettering in the United Kingdom, and nine in the U.S., all of whom are employed in our Napa headquarters. As of December 31, 1999, our wholly owned subsidiary, Senetek Drug Delivery Technologies, Inc., employed one person in the U.S. who concentrates on the scientific, engineering and production aspects of evaluating new drug delivery technologies. Our other wholly owned subsidiary, Carme Cosmeceutical Sciences Inc., has one U.S employee covering the supply chain requirements of our skincare and health and beauty products.

ITEM 2--PROPERTIES

We lease approximately 31,000 square feet in Napa, California for our U.S. headquarters. Our headquarters facility includes approximately 7,300 square feet of manufacturing space and 23,700 square feet of research, marketing and administrative space. Our lease for the Napa facility expires in December 2007. We also lease an approximately 5,000 square foot building in Kettering, United Kingdom under a 15-year lease with a break option after five years. We have sublet approximately 2,250 square feet of this space to two unaffiliated companies. We believe that our leased facilities are adequate for our current operations.

ITEM 3--LEGAL PROCEEDINGS

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together "Mad Dogs") in the Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $10 million for a breach of that agreement. MadDogs served us with an answer to our complaint in August 1998. There have been no substantive developments in the lawsuit since the filing of the answer to our complaint.

During January 2000, Senetek and CCSI terminated the licensing agreement with Osmotics Corporation for multiple breaches of contract, including non-payment of royalties and selling outside its authorized channel of distribution. The dispute is now pending before the American Arbitration Association (AAA). In February 2000, Osmotics Corporation simultaneously instituted proceedings before the AAA and in state court in Colorado, seeking injunctive and declaratory relief, on the grounds that Senetek and CCSI wrongly terminated the license agreement. Senetek and CCSI successfully removed the case to the United States District Court for the District of Colorado. The federal court dismissed the complaint with prejudice, ruling that the matter must first be decided by the AAA, pursuant to the arbitration provisions of the license agreement. In the AAA proceeding, Senetek and CCSI have filed a counterclaim for breach of contract and patent infringement, on grounds that Osmotics breached the contract by failing to pay royalties and selling outside its authorized channel of distribution (department stores and perfumeries). Senetek and CCSI have also moved for interim relief, seeking an injunction prohibiting Osmotics from selling Kinetin products and the imposition of a constructive trust on past due royalties. The dispute will be decided by a panel of AAA arbitrators in Los Angeles, California. Management does not feel that the termination of the Osmotics license agreement, nor the AAA dispute, will have a material adverse effect on the company.

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

      FISCAL YEAR ENDED DECEMBER 31, 1999

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---

        March 31                                   $   2.38       $   1.19

        June 30                                        1.69           1.31
        September 30                                   1.47           1.09
        December 31                                    1.69           0.94

      FISCAL YEAR ENDED DECEMBER 31, 1998

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---

        March 31                                   $   4.97       $   3.00
        June 30                                        5.00           3.25
        September 30                                   4.75           1.97
        December 31                                    2.88           1.53

      As of March 20, 2000 there were approximately 217 holders of record of our Ordinary shares, including approximately 1,014 holders of record of American Depositary shares. The share price at March 20, 2000 was a high of $2.94 and a low of $2.47.

      We have not paid, nor do we presently contemplate the payment of, any cash dividends on our Ordinary shares. The decision whether to pay, and the amount of such dividends, will be based upon, among other things, our earnings, capital requirements and financial conditions. Any dividend, either cash or stock, must be recommended by our board of directors and approved by our shareholders. The board of directors is, however, empowered to declare interim dividends. Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $83,830,000 at December 31, 1999. Accordingly, we will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of stockholders and the United Kingdom Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

(b)   SALES OF UNREGISTERED SECURITIES

      FISCAL 1999

      In 1999, we issued the following securities in transactions exempt from registration under Regulation D under the Securities Act of 1933, as amended:

      1.    DATE OF TRANSACTION

            April 14, 1999

            SECURITIES SOLD

            a. $7,388,570 aggregate principal amount of three-year promissory notes of Senetek PLC (the "Investment Notes"). The Investment Notes currently bear interest at a rate of 9.0% per year. The principal amount of the Investment. Notes is due and payable in 2002.

            b. Series A Warrants to purchase an aggregate of 3,000,000 Ordinary shares at an initial exercise price of $1.50 per share. The exercise price was adjusted down to $1.20 in accordance with certain terms of the agreement.

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

            NAME OF SUBSCRIBER AND WARRANT HOLDER

            Oakwood Holdings, Ltd.

      2.    DATE OF TRANSACTION

            August 31, 1999

            SECURITIES SOLD

            Under the terms and conditions of a Settlement agreement entered into by Senetek PLC, Silvercreek Investments Ltd, Bomoseen Investments Ltd, Elstree Holdings Ltd and Dandelion Investments Ltd with Windsor Capital Management Ltd, Al-Sabah Trading and Development Company, The Alana Group, Packard Ltd and Mohamed Hadid, on April 13, 1999, Senetek agreed to issue an additional 625,000 Ordinary shares to Windsor Capital Management who in turn assigned the right to receive 378,788 of the 625,000 Ordinary shares to Wallington Investments Limited.

            CONSIDERATION RECEIVED

            The 1,100,000 Ordinary shares sold on April 7, 1998 for $3,300,000 were subject to an adjustment if the Senetek market price for its American Depositary shares was less than $5.00 per American Depositary share on June 30, 1998. The adjustment was determined to be 625,000 Ordinary shares.

            NAME OF SUBSCRIBER

            Windsor Capital Management Limited - 246,212 Ordinary shares Wallington Investments LIMITED - 378,788 Ordinary shares.

      3.    DATE OF TRANSACTION

            September 17, 1999

            SECURITIES SOLD

            175,000 Ordinary shares

            CONSIDERATION RECEIVED

            110,000 Ordinary shares were issued in consideration for the release of a debt amounting to $130,000.

            65,000 Ordinary shares were issued in lieu of a Financial Advisor fee amounting to $107,000.

            NAME OF SUBSCRIBER

            Caldwell Capital Corporation - 65,000 Ordinary shares
            Mr. N. Seidenader - 60,000 Ordinary shares
            Mr. V. Wedershoven - 50,000 Ordinary shares

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

      This summary also does not address the U.S. tax consequences to a U.S. Holder (i) controlling, directly or indirectly, together with affiliates and associates, 10% or more of the voting shares of Senetek PLC, (ii) who does not hold the Ordinary shares or American Depositary shares as capital assets, (iii) who does not use the U.S. dollar as the U.S. Holder's functional currency or (iv) who holds the Ordinary shares or American Depositary shares as part of a larger integrated financial transaction or straddle.

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

      Prior to April 6, 1999, U.S. resident shareholders were normally entitled to a refund from the United Kingdom Inland Revenue of taxation as a result of the dividends paid to them. After April 6, 1999, a corporate U.S. Holder (which is not also a resident of the United Kingdom or the purposes of the Income Tax Convention) who controls, directly or indirectly (either alone or with one of more associated Corporations) 10% or more of the voting power of Senetek PLC may still apply for a refund but generally other shareholders may not.

ITEM 6--SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 1999 and the selected consolidated balance sheet data as of December 31, 1998 and 1999 has been derived from and should be read in conjunction with our financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1995 and 1996 and the selected consolidated balance sheet data as of December 31, 1995, 1996 and 1997 has been derived from the audited financial statements contained in our annual reports to shareholders.

                                                      YEAR ENDED DECEMBER 31,
                                         1999       1998         1997       1996        1995
                                       --------    -------      ------     ------      ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                               $  8,263      4,672       5,722      6,486       1,931
Loss before extraordinary loss         $(10,205)   (22,492)    (15,539)    (4,020)     (3,721)
On extinguishment of debt
Net loss                               $(11,862)   (22,492)    (15,539)    (4,020)     (3,721)
                                       ========    =======      ======     ======      ======
Basic and diluted net loss before
extraordinary loss on extinguishment   $  (0.18)     (0.41)      (0.32)     (0.10)      (0.09)
of debt per Ordinary share outstanding

Basic and diluted net loss             $  (0.21)     (0.41)      (0.32)     (0.10)      (0.09)
per Ordinary share outstanding

                                                         AS OF DECEMBER 31,
                                         1999       1998         1997       1996        1995
                                       --------    -------      ------     ------      ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash and cash equivalents            $  1,840        808       6,216      2,975       2,237
  Inventory                                 511        731         890      1,657       1,231
  Trade receivables and other
    current assets                        1,605      1,809       2,486        997         959
                                       --------    -------     -------    -------     -------
  Total current assets                    3,956      3,348       9,592      5,629       4,427
  Property & equipment, net               4,060      4,311       1,909      1,182       1,087
  Goodwill and other intangible
    assets, net                           1,631      1,766       1,900      2,128       2,391
  Deferred financing costs                2,581      1,241          --        902          --
  Other assets                               --         --          --         --          --
                                       --------    -------     -------    -------     -------
  Total assets                         $ 12,228   $ 10,666    $ 13,401    $ 9,841     $ 7,905
                                       ========    =======     =======    =======     =======
Liabilities:
  Capital leases                             42         --          --         --          --
Long term liabilities:
  Notes payable                           7,101         --          --      1,700          --
  Capital Leases                             --         46          --         --          --
  Deferred license fees                     543
Accumulated deficit                     (83,830)   (71,968)    (49,476)   (33,937)    (29,917)
Stockholders' equity                   $ (4,180)      (821)      5,506      6,263       6,745
Total Liabilities & Stockholders,
 equity <deficit>                      $ 12,228   $ 10,666     $13,401    $  9,841     $ 7,905
                                       ========    =======     =======    ========     =======

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We received our initial funding from a public issuance of Ordinary shares in the United Kingdom in November 1983. In May 1986, we completed a public financing in the U.S. resulting in the issuance of 1,322,500 Units, each consisting of one Ordinary share and one "A" and one "B" warrant for the purchase of an equivalent number of Ordinary shares. The Ordinary shares were issued as American Depositary shares, evidenced by American Depositary Receipts, and together with the "A" and "B" warrants, were traded under the Nasdaq Automated Quotations System. 143,018 unexercised "A" and 1,285,400 unexercised "B" warrants ceased trading upon the lapsing of their respective extended exercise dates in May 1997. Since May 1986, we have relied on private placements of Ordinary shares, convertible debentures and warrants to add to our capital base.

Our accounts set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Our financial information included in this Form 10-K is presented in U.S. dollars.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 1999, our liquid position, represented by cash and deposits at banks and liquid investments, increased by $1,032,000 to $1,840,000. This increase is attributable to the excess of net proceeds from the issue of new investment notes over operational losses, movements in net working capital and capital expenditure as discussed in "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development ("pharmaceuticals") and the supply of skincare products ("cosmeceuticals") to licensees.

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           1999           1998            1997
                                         -------         -------         -------
                                                 (IN THOUSANDS OF DOLLARS)
Loss from Operations:

Pharmaceuticals:
    Revenues                             $ 1,301         $ 1,517         $ 1,167
    Cost of sales                            560             611             475
                                         -------         -------         -------
    Gross profit                             741             906             692
    Operating expenses
      Research & Development               2,639           7,955           4,914
      General & Administrative             4,290           7,482           6,169
      Marketing & Promotion                  272             847           2,149
      Loss on Impairment of Fixed Assets   1,407              --             136
                                        --------       ---------       ---------
    Total Operating Expenses               8,608          16,284          13,368

                                        --------       ---------       ---------

    Loss from operations                $ (7,867)      $ (15,378)      $ (12,676)
                                        --------       ---------       ---------

Skincare:
    Revenues                            $  6,962       $   3,155       $   4,555
    Cost of sales                          2,484           2,429           3,513
                                        --------       ---------       ---------
    Gross Profit                           4,478             726           1,042
    Operating expenses
      Research & Development                  63              25             112
      General & Administrative             2,134           1,680           1,762
      Marketing & Promotion                  118             276           1,376
      Selling                                 --             456             742
      Loss on Impairment of Fixed Assets     115              --              --
                                        --------       ---------       ---------
    Total Operating Expenses               2,430           2,437           3,992
                                        --------       ---------       ---------
    Income/(loss) from operations          2,048          (1,711)         (2,950)
                                        --------       ---------       ---------

Total loss from operations             $  (5,819)     $  (17,089)      $ (15,626)
                                        --------       ---------       ---------

                                            1999            1998            1997
                                         --------       ---------       ---------
                                               (IN THOUSANDS OF DOLLARS)
Overall Loss Before Taxation:

Pharmaceuticals:
    Loss from operations                $  (7,867)    $   (15,378)   $    (12,676)
    Interest income                            82             188             279
    Interest (expense) including
    amortization of Deferred Finance
     costs                                 (1,442)         (3,355)            (50)
    Other expense including
     extraordinary expense                 (4,449)         (2,389)             --
                                         --------       ---------       ---------

Loss before tax                         $ (13,676)    $   (20,934)   $    (12,447)
                                         --------       ---------       ---------

Skincare:
    Income/(loss) from operations           2,048          (1,711)         (2,950)
    Interest expense                         (234)            (41)            (50)
    Other income/(expense)                                    194             (92)

                                         --------       ---------       ---------
    Income/(loss) before tax          $     1,814     $    (1,558)     $   (3,092)
                                         --------       ---------       ---------

Total overall loss before taxation    $   (11,862)    $   (22,492)     $  (15,539)
                                      ===========     ===========      ==========

REVENUES

Our product sales revenues of $8,263,000 for the year ended December 31, 1999 comprised $259,000 from the sale of named patient products, $1,042,000 from the sale of monoclonal antibodies, and $6,962,000 from the sale of skincare products.

Our product sales revenues of $4,672,000 for the year ended December 31, 1998 comprised $401,000 from the sale of named patient products, $1,116,000 from the sale of monoclonal antibodies, and $3,155,000 from the sale of skincare products.

The overall sales increase of 76.9% was represented by an increase of skincare sales of 121% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies sales of 14.2%

The 35.4% decrease in sales of named patient products is due to temporary suspensions of named patient sales of Invicorp(TM) in the United Kingdom. This was done following a possible batch sterility problem with our contract manufacturer and possible toxicological findings on phentolamine mesylate submitted to the FDA by a competitor. This competitor is also developing an erectile dysfunction product. The UK Medicines Control Agency supported the resumption of named patient sales after reviewing the FDA findings and our initial response.

The 6.6% decrease in sales of monoclonal antibodies was mainly due to lower volumes of sales in the first quarter of 1999. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzeimers disease, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 121% increase in sales of skincare products was mainly due to sales of Kinetin products to ICN Pharmaceuticals Inc. under a licensing and supply agreement entered into in the fourth quarter of 1998. Under this agreement, ICN has agreed to sell and distribute a product called Kinerase to the professional dermatological market in North America.

In May 1999, exclusive rights for the worldwide distribution of Mill Creek(R) and Silver Fox(R) products were granted to United States International Trading Corporation ("USITC"). In return for the grant of the distribution rights, CCSI received a $100,000 license fee and will receive guaranteed minimum quarterly royalties based on net sales from September 1999. CCSI also sold its trading inventories to USITC for $348,000.

On December 15, 1999, we entered into a license and supply agreement with Obaji Medical Products for the exclusive marketing and distribution of Kinetin products in the mass marketing channel of distribution in a number of major Asian countries. Also, Obaji receives exclusivity for Kinetin in the multi level marketing channel of distribution in Taiwan. For the grant of the distribution rights the agreement calls for Senetek to receive $1,150,000 license fees. Of this, we received $450,000 in 1999 and we expect the balance to be received in 2000. We have recorded these fees as deferred income and will recognize revenue under the terms of the agreement.

Our sales revenues of $5,722,000 for 1997 comprised $276,000 from the sale of Named patient products, $891,000 from the sales of monoclonal antibodies and $4,555,000 from the sale of skincare products.

The overall sales decrease of 18.4%, comparing 1998 to 1997 was represented by an increase in pharmaceutical sales, comprising named patient sales and monoclonal antibodies sales of 30% and a decrease in skincare sales of 30.7%.

The 45.3% increase in named patient sales was due to a 37.3% increase in volume and an 8% increase in price. The 25.3% increase in sales of monoclonal antibodies was due to an increase in sales volume. The 30.7% decrease in sales of skincare products was due to the efficient streamlining of the product line by eliminating low gross margin products.

COST OF SALES

Cost of goods sold for the year ended December 31, 1999, which includes contract manufacturing and material costs, was $3,044,000, up 0.1% from the year ended December 31, 1998. Due to increased sales of high margin products, Cost of goods sold as a percentage of sales was 37% for the year ended December 31, 1999 compared to 65% for year ended December 31, 1998. The cost of goods sold as a percentage of sales decrease is due to increased sales of higher margin products-especially Kinetin products. This follows the launch of Kinerase products by ICN Pharmaceuticals in the dermatological sector of the skincare market towards the end of the first quarter of 1999.

In the Pharmaceutical Sector, cost of goods sold for the year ended December 31, 1999 was $560,000, down 8.3% from $611,000 from the year ended December 31, 1998. This is due mainly to a decrease in sales volume following the temporary suspension of Invicorp(TM) named patient sales in the United Kingdom.

In the Skincare Sector, cost of goods sold for the year ended December 31, 1999 was $2,484,000, an increase of 2.3% from $2,429,000 for the year ended December 31, 1998. This is mainly due to the effect of increased sales volumes and a favorable change to high margin products in the sales mix, following the launch of the Kinerase products in March 1999.

RESEARCH AND DEVELOPMENT

Pharmaceutical Division

Research and development expenses in the year ended December 31, 1999 were $2,639,000, compared with $7,955,000, and $4,914,000 in 1998 and 1997, respectively.

The decrease of $5,316,000 in 1999 compared with 1998 was primarily due to:

      o Substantially reduced levels of Phase 111 clinical trials for Invicorp(TM) as these reach completion in Europe and we receive Marketing Authorization Approvals
      o Reduction in headcount of 4 persons in Senetek research and development US in the third quarter of 1999 and the closure of our St Louis facility. Reduction in headcount of 5 persons in Senetek research and development UK in the second quarter of 1999. Reduction in headcount of 2 persons in SDDT research and development in the third quarter of 1999
      o One time purchase of vasoactive intestinal polypeptide and phentolamine mesylate for $1,200,000 in 1998
      o Reduced spending levels on Reliaject(TM) and Invicorp(TM) in the fourth quarter of 1999 as we developed a new drug delivery strategy for Invicorp(TM) utilizing a cost effective, state of the art delivery system.
      o Reduced levels of external consultancy in the area of regulatory affairs

The increase of $3,041,000 in 1998 compared with 1997 was primarily due to:

      o Further spending on pivotal clinical studies, toxicology studies (including a transgenic mouse carcinogenicity study) and regulatory affairs for our Invicorp(TM) and Adrenaject(TM) products
      o One time purchase of vasoactive intestinal polypeptide and phentolamine mesylate for $1,200,000 in 1998

Skincare Division

Research and development expenses in the year ended December 31, 1999 were $63,000 compared with $25,000 and $112,000 in 1998 and 1997, respectively.

The increase of $38,000 in 1999 compared with 1998 is mainly due to additional formulation work undertaken on our Kinetin plus products.

The decrease of $87,000 in 1998 compared with 1997 was primarily due to the streamlining of our cosmetic product portfolio and the elimination of production development expenses following the decision to outsource manufacturing in the second quarter of 1997.

GENERAL AND ADMINISTRATIVE

Pharmaceutical Division

General and administrative expenses totaled $4,290,000 for 1999, compared with $7,482,000 and $6,169,000 for 1998 and 1997, respectively.

The decrease of $3,192,000 in 1999 compared to 1998 was primarily due to:

      o This decrease is mainly due to the net savings arising from the corporate consolidation and cost reduction program. The main results of the program were the substantial reduction of our headcount and the consolidation of offices mentioned below. We incurred one time costs in our Corporate restructuring program, which was launched at the beginning of 1999. In May 1999 we closed our UK, London operations and combined those functions in our UK Kettering office. We also pared down our UK clinical monitoring and development staff and have substantially moved these functions to our Napa office. The reduction in headcount was 6 people and the severance packages of $125,000 which included full settlement with a former Director, were expensed in the second quarter of 1999. Also, during the third quarter of 1999 we closed our St Louis research facility and transferred their functions to Napa. There were no significant one time costs incurred, arising from the closure of the St. Louis facility. The financial impact of the St Louis closure are annualized savings of approximately $300,000 in salaries and office overheads. Furthermore, we settled our legal disputes with a former director and consultant and recognized the settlement costs of $77,000 in the second quarter of 1999. Also, in the third quarter we executed Release and Separation agreements with our former Chairman and CEO and our former President and COO both of whom left our employment towards the end of the fourth quarter 1998. In the case of the Chairman and CEO there were no settlement costs and 1.5 million stock options were cancelled. In the case of the President and COO we settled outstanding expenses of $23,000 and cancelled 500,000 stock options. We also incurred in the second quarter of 1999 expenses of $140,000 relating to the write off of expense advances for former employees. Legal costs of $1,458,000 relating primarily to the settlements of disputes arising from commitments made by former management to lenders, together with disputes with former employees and consultants and, to a lesser extent, the April financing arrangements, were incurred in the second, third and fourth quarters of 1999.

      o In 1999 we recognized a charge to stock compensation expense of $77,000 as compared to $2,278,000 in 1998. The 1999 expense is reconciled as follows: (1) stock compensation expense $376,000 for employee based stock option plans in accordance with Accounting Principle Board Opinion No. 25 ("APB 25") and $776,000 for non employee based stock option plans in accordance with Statement of Financial Accounting Standard No 123 ("FAS 123") and (2) reversal of previously recorded stock compensation expense on the cancellation of non vested options of $1,075,000.

      o Offsetting the net savings mentioned above were provisions for doubtful debts of $582,000.

The increase of $1,313,000 in 1998 compared to 1997 was primarily due to:

      o The full year effect of retaining a public relations company in the second half of 1997 to focus on investor relations and development status of the Invicorp(TM) and Kinetin products; and

      o The full year effect of retaining a consulting company in the second half of 1997 to focus on product licensing opportunities for Invicorp(TM) with potential pharmaceutical partners and the setting up of raw material supply and contract manufacturing arrangements for Invicorp(TM) supply chain.

We recognized $2,278,000 of employee stock compensation expense in accordance with APB 25 and FAS 123 in fiscal 1998 compared to $3,438,000 of employee stock compensation expense in fiscal 1997.

Skincare Division

General and administrative costs for the year ended December 31, 1999 were $2,134,000, compared with $1,680,000 and $1,762,000 for 1998 and 1997, respectively. The 1998 costs reflect stock compensation expense relating to the grant of employee stock options in 1997, which vest in 1999, and beyond, in accordance with APB 25.

The increase of $569,000 in 1999 compared to 1998 was mainly due to costs incurred in relation to the new license and supply arrangements and provision for bad debts.

The decrease of $82,000 in 1998 compared to 1997 was primarily due to decreased operating costs of CCSI following the outsourcing of manufacturing in 1997.

MARKETING AND PROMOTION

Pharmaceutical Division

Marketing and promotion expenses totaled $272,000 for 1999, compared with $847,000 and $2,149,000 for 1998 and 1997, respectively.

The $575,000 decrease in 1999 compared to 1998 is mainly due to the elimination of external consulting arrangements and non essential advertising expenditure.

The $1,302,000 decrease in 1998 compared to 1997 was mainly due to a reduction in corporate advertising and marketing communication costs in relation to the Invicorp(TM) and Reliaject(TM) developments.

Skincare Division

Marketing and promotion expenses totaled $118,000 for 1999, compared with $276,000 and $1,376,000 for 1998 and 1997, respectively.

The decrease of $158,000 in 1999 compared to 1998 was mainly due to the implementation of a focused marketing plan, which resulted in all the skincare product lines coming under third party licensing arrangements.

The decrease of $1,100,000 in 1998 compared to 1997 was mainly due to one time advertising costs associated with the promotion of Kinetin products in 1997.

SELLING EXPENSES

Skincare Division

Selling expenses relating to our skincare products totaled $Nil for 1999, compared with $456,000 and $742,000 for 1998 and 1997, respectively.

No field selling expenses have been recorded during 1999. This is due to the establishment of licensing and distribution arrangements in the skincare sector and the elimination of direct selling activities.

The decrease of $286,000 in 1998 compared to 1997 was primarily due to reduced salaries and broker commissions following the streamlining of the product portfolio in 1998.

IMPAIRMENT COSTS

In December 1999, the Company abandoned certain fixed assets. As a result of this abandonment, the Company recorded an impairment loss of $1,522,000. The assets written down comprised of assets in progress associated with the Reliaject( development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

OTHER INCOME AND EXPENSE

In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement, in exchange for two new notes that currently bear interest at 9% per annum and mature in April 2002. The notes require semi annual payment of interest only until maturity and are secured by all of the Company's assets. Interest may be paid in cash or in Ordinary shares that have been registered with the SEC.

The Company issued Series A warrants to purchase an aggregate of 738,857 Ordinary shares at $1.50 per share, which were adjusted down to $1.20 in accordance with certain terms of the agreement under which they were issued. The Series A warrants expire five years from the date of issuance. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the Company's 1999 settlement and refinancing agreements are only exercisable to the extent the outstanding principal balance of $7,389,000 is not repaid in cash. The Series B and C warrants expire ten years from the date of issuance.

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the 3,333,333 Series C warrants was included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement. The amortization of the deferred finance costs on the $5.0 million new financing amounted to $803,000 for the year.

As the outstanding borrowings under the 1998 Credit Agreement were refinanced by notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19), the Company is required to recognize the difference between the fair value of the new notes issued to refinance the old debt and the carrying value of the old debt net of unamoritized issuance costs as a loss on the extinguishment of debt. During 1999, the Company recognized a $1,657,000 loss on the extinguishment of debt.

Also, in April 1999 the Company entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms required the issuance of 2,300,000 Series A warrants and 625,000 new Ordinary shares. Accordingly the Company recorded $2,718,000 of expense in the second quarter of 1999 related to the settlement terms. Included in the $2,718,000 settlement expense is the fair value of the 625,000 Ordinary shares issued in 1999.

Also, included in other expense is $526,000 of external interest expense on the Company's investment notes.

Refer to Note 16 to the Financial Statements for discussion of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,032,000 during 1999 to $1,840,000. This increase is due to the excess of the proceeds of private placements of shares, convertible debt, the exercise of warrants and the exercise of employee share options for the year over our operational losses, capital expenditure and net movements in working capital. To date we have realized only modest revenues from our operations. We continue, as in the past, to depend upon raising equity funds from private placements. Our independent auditors report on our consolidated financial statements included in Item 8 states that
"......[Senetek] has negative working capital and has suffered recurring losses from its pharmaceutical operations and its ability to continue research activities to a stage where it has a product available for sale is dependent upon securing additional sources of financing. These conditions raise substantial doubt about [Senetek's] ability to continue as a going concern."

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 9.0% per year, payable semi-annually, and are due and payable in full in April 2002. The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash (less expenses) and refinancing of $2,389,000 of our previously outstanding debt. We also issued warrants to purchase Ordinary shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, other lenders who advance up to an additional $7,611,430 may share in the collateral securing the notes described above on pari passu basis with the existing note holders.

Our other most significant revenue commitments are our research agreements, consulting agreements, employment agreements and property leases.

In the event of the use of Kinetin as a prescription product, as opposed to a cosmeceutical product, we would have to commit considerable additional expenditure, and the speed at which this work can be undertaken will depend upon our financial resources.

We anticipate spending approximately $9 million during 2000 on the development of our pharmaceutical and skincare products, including new auto-injector projects, and on our administrative and marketing operations. Our management is of the opinion that although we will generate increased revenues from the sale of our skincare product lines, monoclonal antibodies and the Invicorp(TM) product to named-patients, these will not be sufficient to meet our short term financial requirements.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

Our management is discussing the possibility of entering into licensing arrangements with several major pharmaceutical companies. Although these discussions may lead to a license agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreements.

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

YEAR 2000

The term "Year 2000 issue" is used to describe the various problems that may result from the improper processing of dates and date-sensitive calculation by computers and other machinery as the year 2000 approaches. These problems generally arise from the fact that most of the world's computer hardware and software have used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from those in the "1900's." This could result in system failure of miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In 1998 we had initiated a year 2000 assessment and remediation program. As part of this program, we have completed an evaluation of our computer systems and significant software programs, including our network hardware and operating systems and accounting and business process software and our non-information technology systems. We also confirmed with our major vendors that they were year 2000 compliant. Our new accounting and business software was purchased with the year 2000 in mind. This software was year 2000 compliant when purchased. As a result of our review of all other software and hardware, we made an upgrade to our information software and no changes to our hardware.

The testing and evaluation process was completed in the fourth quarter of 1999. As of, January 1, 2000 through March 20, 2000, we have not experienced any hardware or software problems related to the millennium date change. We do not anticipate any significant latent software or hardware problems, but we have retained the company that performed our testing and evaluation an annual maintenance contract.

FOREIGN CURRENCIES

We have operations in the United Kingdon, where the functional currency is the pound sterling. The Company follows currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of the UK operation are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of the UK operation are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of the UK Operation are not included in determining net income but are accumulated in a separate component of stockholders' equity <deficit>. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the pound sterling exchange rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 Requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We have a history of losses.

      Although we were formed almost 16 years ago in October 1983, and are now close to realizing our commercial objectives, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals. The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, we have only produced $28,381,000 in gross revenues and have had cumulative losses of $83,830,000 (including a net loss of $11,862,000 in fiscal
1999). As a result our independent auditors have added an explanatory paragraph to their report that these losses raise substantial doubt about our ability to continue as a going concern. Although certain of our biopharmaceutical products may be marketed in the fourth quarter of 2000, there can be no assurance that marketing will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2000.

Our operating results may fluctuate significantly, and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our stock price, causing investor losses.

      Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. If revenue declines in a quarter, whether due to a delay in recognizing expected revenue or otherwise, our earnings will decline because many of our expenses are relatively fixed in the short-term. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue.

Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

We may need additional financing in order to continue our operations.

      Although we believe that we currently have sufficient equity, cash flow or bank facilities to continue our operations during fiscal 2000, in the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to further curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business.

We may be unable to develop commercially successful products.

      Our product launches to date have generated limited revenues. We have a variety of product candidates in various stages of development and will undertake substantial additional research and development and pre clinical and clinical testing of our products. These efforts may not result in the development of any commercially successful products.

Some of our potential products are subject to the risks of failure inherent in the development of new biopharmaceutical products including the risks that:

      o     a product candidate fails in pre clinical studies;

      o a potential product is not shown to be safe and effective in clinical trials;

      o     we fail to obtain regulatory approval for the product;

      o we fail to produce a product in commercial quantities at an acceptable cost; and

      o     a product does not gain market acceptance.

Future financings may result in the substantial dilution of shareholders' interests and may result in future investors being granted rights superior to those of existing shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Continued research and development efforts are required or our products may be rendered obsolete by other technological developments.

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

Competition in our industry is intense, and an inability to compete successfully may harm our business.

      The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. Our business and research efforts compete with drug discovery programs at biotechnology, drug delivery, biopharmaceutical and pharmaceutical companies, as well as with internal drug discovery efforts of pharmaceutical companies acting independently or in collaboration with other companies. In addition, academic institutions, government agencies throughout the world and public and private organizations conducting research may seek intellectual property protection, discover competing products, or establish collaborative arrangements in our area of research and development.

We face exposure to liability for our products.

      During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the manufacture of pharmaceutical and other medical-related products or devices which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market, even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration ("FDA") or other foreign governmental approval, there can be no assurance that we will not be subject to liability from the use of our products. There is no assurance that product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute certain of our products and believes that our exposure to liability will thereby be lessened. However, there can be no assurance that this result will be achieved.

We rely on certain key suppliers in order to produce our products.

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

We face product liability risks of cosmetics.

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

If we are unable to effectively protect our intellectual property, we would be unable to prevent third parties from using our technology, which could impair our ability to compete in the market, and the cost of enforcing our proprietary rights may be expensive and result in increased losses.

      Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries, and our inability to do so could harm our competitive position. We rely on our issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

Our commercial success also depends in part on avoiding the infringement of other parties' patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive.

We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Further, there is a risk that some of our confidential information could be compromised during the discovery process of any litigation. During the course of any lawsuit, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

Regulation by government agencies imposes significant costs and restrictions on our business activities.

      The production and sale of pharmaceutical products is highly regulated. Our ability and the ability of our partners to secure regulatory approval for our products and to continue to satisfy regulatory requirements will determine our future success. We may not receive required regulatory approvals for our products or receive approvals in a timely manner. In particular, FDA and comparable agencies in foreign countries, including the European Medicines Evaluation Agency and the Medicine Control Agency ("MCA") in the U.K., must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. While the time required to obtain approval varies, it can take several years. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We cannot guarantee that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop.

We are also subject to ongoing regulatory review. Discovery of previously unknown problems with a product, manufacturer or facility or other violations of regulatory requirements may result in:

      o     fines;

      o     suspensions of regulatory approvals;

      o     product recalls; and

      o     criminal prosecution.

The failure to obtain regulatory approvals, the restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements or changes in the regulatory framework could materially and adversely affect our business. For further discussion of regulations and potential penalties, see "Business -- Government Regulation."

Professional guidelines could adversely affect our business.

      Private health organizations and science foundations may publish recommendations for treatments, which affect various therapies, drugs or procedures, including any products we might develop. These recommendations may relate to:

      o     usage;

      o     dosage;

      o     method of administration; and

      o     use of other therapies simultaneously.

If patients and health care providers follow recommendations or guidelines that result in decreased use of our products, our business could be materially and adversely affected.

The price of our Ordinary shares is volatile.

      The market price of our Ordinary shares, like that of other biotechnology companies, has fluctuated significantly. Factors that could cause the combined company's stock price to fluctuate in the future may include:

      o announcements by us or our competitors of clinical trial results and other product developments;

      o adverse developments in the protection of intellectual property or other legal matters;

      o announcements in the scientific and research community or by other biotechnology companies;

      o     regulatory changes that affect our products;

      o     fluctuations in our operating results; and

      o changes in third-party reimbursement policies or in medical practices.

Third-party reimbursement and health care cost containment initiatives may constrain our future revenues.

      Our ability to successfully market any product we develop, and particularly with respect to our Invicorp(TM) product, will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope. Third-party payers may not reimburse patients for newly approved health care products such as those that we are developing. Increasingly, third-party payers are attempting to contain health care costs in ways that are likely to impact our development of products including:

      o     challenging the prices charged for health care products;

      o limiting both coverage and the amount of reimbursement for new therapeutic products;

      o denying or limiting coverage for products that are approved by the regulatory agencies but are considered experimental or investigational by third-party payers; and

      o refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

We face product liability risks and may not be able to obtain adequate insurance

      The testing, marketing and sale of our products involve significant product liability risks. We may be held liable for damages for product failures or adverse reactions resulting from the use of our products. This liability could have a material adverse effect on us. Although we maintain product liability insurance, this insurance may not provide adequate coverage against product liability claims. Furthermore, in the future, we may not be able to obtain insurance on acceptable terms and any insurance we do obtain may not provide adequate coverage against any asserted claims.

United States judgments may not be enforceable against us.

      Judgments of United States courts, including those predicated on the civil liability provisions of the federal securities laws of the United States, may not be enforceable in English courts. As a result, stockholders who obtain a judgment against Senetek in the United States may not be able to require Senetek to pay the amount of the judgment.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company currently has five Directors.

                                                                  Director
Name                              Position with Company             Since   Age
----                      --------------------------------------   -------  ---

Frank James Massino...... Chairman of the Board of Directors and     1998    52
                          Chief Executive Officer
Gary David Frentz........ Director                                   1989    55
Steven Georgiev...........Director                                   1997    65
Uwe Thieme............... Director                                   1998    58
Andreas Tobler........... Director                                   1998    49

Frank Massino was appointed Chief Executive Officer and a Director in November 1998. In addition to this he was appointed Chairman of the Board of Directors in December 1998. Mr. Massino joined the Senetek group of companies in 1995 as Vice President Marketing of the Carme Cosmeceutical Sciences business unit where he was responsible for the successful implementation and development of the clinical trials of Kinetin at the University of California, Irvine, Department of Dermatology. From 1992 until 1995 Mr. Massino was Executive Director for Survival Technologies Inc. (now Meridian Medical Technologies) where he worked on business development strategies. From 1985 until 1991 he was Director of Marketing and a Divisional Manager at Glaxo Inc. At Glaxo he re-positioned a mature line of corticostersoids into a successful multi million dollar business for the treatment of psoriasis and worked on the launch of two new ethical pharmaceutical products. From 1980 until 1985 Mr. Massino held various management positions including New Product Development and Licensing at Ortho Pharmaceuticals, a subsidiary of Johnson & Johnson.

Mr. Massino has a bachelor's degree in finance and chemistry from the University of Illinois and has graduated from several business education programs at the University of Michigan and Columbia University.

Steven Georgiev was appointed a director in February 1997. Since 1993 he has acted as Chairman of the Board of Directors and Chief Executive Officer of Palomar Medical Technologies Inc. He became Chairman of the Board of Directors of Palomar in September 1991 after its merger with Dymed.

Mr. Georgiev is also Chairman of American Materials and Technology Inc. and a director of Excel Technology Inc., a public company he co-founded in 1972 which was later acquired by EG&G Inc., a company listed on the New York Stock Exchange. He has a Bachelor of Science in Engineering Physics from Cornell University and a Master of Science in Management from the Massachusetts Institute of Technology (Sloan Fellow).

Andreas O. Tobler was appointed a director in November 1998. Since 1996 he has been a Principal and Managing Director of Online Capital GmbH, a Swiss and US based financial advisory services company. Also, from 1996 to November 1998, Mr. Tobler was Managing Director of Cornerstone Financial Corporation, which was 50% owned by Online Capital until October 1998. From 1991 to 1996, Mr. Tobler held various senior positions at U.S. Industrial Services, Inc. and continues to serve as a director of that company.

Mr. Tobler's past experience also includes Managing Partner, Royal Trust Bank (Switzerland), Zurich (1988-1991); Vice President and Head of Corporate Finance Citibank, New York and Zurich (1987-1988); and Vice President and Head of Capital Markets, Credit Suisse, New York (1982-1987).

Mr. Tobler has a law degree from the University of Zurich and a Master's degree from New York University.

Gary Frentz, M.D. was appointed a director in April 1989. Since 1991 he has been Senior Associate Director for Hospital Medical Affairs at Tulane University Medical Center and has been Medical Director of its Managed Care Programs since July 1988. He was Chief of Staff for the Tulane University Hospital between July 1988 and August 1991. Since July 1988 he has been Professor in the Department of Urology at the Tulane University School of Medicine. Dr. Frentz is involved with several research programs at the University and has had numerous papers relating to Urology published in leading medical journals. Dr. Frentz received his M.D. degree from the Tulane University School of Medicine.

Uwe Thieme was appointed a director in April 1998. He qualified as a Doctor of Medicine at the University of Gottingen in 1968 and became a Board Certified Radiologist in 1975. He currently practices as a senior partner in a private Radiology practice and is a Board Member of the German Radiology Association ("GRA") and the German Radiology Science Association ("GRSA"). He is a member of the management advisory committee for the GRSA's five billion Deutsche Mark pension fund. Until recently he has held the positions of Deputy Mayor of the City of Goslar and Deputy Governor of the County of Goslar, The Netherlands.

Board Meetings, Committees and Compensation

The Company's Board of Directors met 12 times in 1999. Other than Dr. Thieme each director attended 75% or more of the total number of Board meetings and meetings of Board committees on which the director served during the time he served on the Board or committee.

During 1999, the Compensation Committee consisted of Mr.Tobler (Chairman), Mr. Georgiev and Dr.Frentz. The Compensation Committee reviews and authorizes salaries and other matters relating to compensation including the grant of options for the principal officers of the Company and its subsidiaries, subject subsequently to board approval.

During 1999, the Audit Committee consisting of Mr. Tobler (Chairman), Dr. Frentz, and Mr.Georgiev. The duties of the Audit Committee comprise, among other things, assessing the Company's financial reporting process and internal controls, reviewing the independence of the Company's public accountants, and monitoring lines of communication between directors, financial management and the Company's independent accountants.

Directors do not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not employees of the Company are reimbursed for attendance and out-of-pocket expenses incurred in their capacity as members of the Board of Directors. In March of 1999, the Board of Directors authorized the grant to Mr. Tobler and Mr. Georgiev of options to purchase 200,000 and 100,000 Ordinary shares, respectively, at an exercise price of $1.6875 per share, as compensation for services rendered to the Company in addition to the services normally expected of a Director.

Certain Directors have been retained from time to time to provide consulting services to the Company in their areas of expertise.

The Company maintains stock option plans for employees, including Directors, and for non-executive Directors and consultants to the Company, as described under "Stock Option Plans" below.

Executive Officers

George Van Lear was appointed President and Chief Operating Officer in April 1999. From 1996 until 1999 he was Vice President of Research and Development at DPT Laboratories and designed and implemented development programs for in excess of twenty new products. From 1989 until 1995 Dr. Van Lear was Director of Scientific Services at Glaxo Dermatology. At Glaxo he was responsible for taking eight products to the commercial stage, six New Drug Applications filed and approved, eleven Investigational New Drug applications, one Abbreviated Antibiotic New Drug Application and one PLA acquired, managed and approved. From 1988 until 1989 Dr. Van Lear headed a firm which provided consulting services to the pharmaceutical industry. From 1984 until 1988 he served as Vice President and Chief Operating Officer at Applied Analytical Industries. In this capacity Dr. Van Lear directed the research efforts of more than one hundred and fifty scientists who performed work on more than one hundred New Drug Applications and Abbreviated New Drug Applications. From 1968 until 1984 he served in a variety of capacities of increasing seniority at Lederle Laboratories where he directed the efforts of around fifty analytical chemists in the areas of formulation and chemical process development.

Dr. Van Lear received a Ph.D in organic chemistry from the University of Utah in 1966 and was awarded NIH and NSF postdoctoral fellowships from Purdue University and the University of Illinois.

Stewart Slade, was appointed Chief Financial Officer in July 1998. From October 1997 until July 1998 Mr. Slade served as a financial consultant to the Company. >From 1991 until 1997 he served as Financial Director of European Operations at DiverseyLever Limited, a business unit of Unilever. Mr. Slade was involved in the strategic planning of the European supply chain, the implementation of corporate change initiatives and the introduction of key performance indicators in the supply chain and financial reporting processes.

>From 1986 until 1991 he was Financial Director of DuBois Chemicals Limited a subsidiary of Chemed Corporation. Prior to Chemed Mr. Slade served with Colgate Palmolive for six years, including the position of Financial Controller for the Eastern Caribbean region. Prior to Colgate Palmolive he was an auditor with Coopers & Lybrand in London. Earlier in his career Mr. Slade was in research and development as a biochemist with the Smith Kline Corporation.

Mr. Slade has a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accountants in England and Wales.

On January 1, 2000, Mr. Slade was appointed Vice President European Operations and continues to perform his duties as Company Secretary. On February 1, 2000 Charles Biama was appointed Chief Financial Officer of Senetek.

ITEM 11--EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Chief Executive Officer, two executive officers and two former executive officers of the Company (the "Named Executive Officers").

                                                    Annual              Long-Term
                                                 Compensation         Compensation
                                                ---------------       ------------
                                         Fiscal                                       All Other
   Name and Principal Position            Year  Salary(1)     Bonus     Options(2) Compensation
   ---------------------------           ------ ---------     -----    ----------- ------------
   Frank Massino.......................   1999  $312,809(3) $50,000     800,000          $  --
    Chairman and Chief Executive Officer  1998   170,314        --      300,000             --
                                          1997   156,314        --      350,000             --

   George Van Lear..................      1999   141,677        --      350,000             --
    President and Chief Operating Officer 1998       --         --           --             --
                                          1997       --         --           --             --

   Gerlof Homan........................   1999   113,077(4)     --           --             --
    Chief Scientific Advisor              1998   200,000        --      150,000             --
                                          1997   206,352        --      150,000             --

   Stewart Slade.......................   1999   105,950(5)     --       50,000             --
    Chief Financial Officer               1998        --        --           --             --
    and Company Secretary                 1997        --        --           --             --

(1) The base salary includes cost of living adjustments for Dr. Homan which provides for an increase on January 1 of each year by the percentage by which the cost of living, as determined by the US Labor Department, has increased over the previous year, no increase has been effected for 1999.

(2) Options entitle the grantee to purchase Ordinary shares from the Company. There is no public trading market for the Company's Ordinary shares, although there is a trading market in the United States for Ordinary shares represented by American Depositary shares. Any subsequent conversion from Ordinary shares into American Depositary shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Revenue Reserve Stamp Duty at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.030 or $0.020 per Ordinary share converted into an ADR, to The Bank of New York, the US Depositary for such conversion.

(3) Salary includes payment in February 2000 for accrued but unused vacation as at December 31, 1999.

(4)   Dr. Homan resigned as Chief Scientific Adviser effective August 1, 1999.

(5) Mr. Slade was appointed Vice President European Operations effective January 1, 2000 and Charles Biama was appointed Chief Financial Officer on February 1, 2000.

Employment Contracts

The Company has entered into employment agreements with Mr. Massino and Dr. Van Lear. Mr. Massino has an employment contract with an effective term from 1st November 1998 until 31st December 2003. The contract provides for a salary of $250,000 per annum and an automobile allowance of $1,000 per month. Dr. Van Lear has an employment contract with an effective term from 15th April 1999 until 14th April 2002. The contract provides for a salary of $200,000 per annum and an automobile allowance of $750 per month.

STOCK OPTION PLANS

The Company has two stock option plans pursuant to which options to purchase the Company's Ordinary shares may be granted. The first plan relates to the grant of options to employees, including employee Directors, and officers of the Company. The second plan relates to the grant of options to non-executive (non-employee) Directors and consultants to the Company. In both cases, the exercise price of these options may not be less than the fair market value of American Depositary share representing one of the Company's Ordinary shares twenty-one days before the date of grant.

The following table sets forth information with respect to the options granted in 1999 exercisable by the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   Potential
                                                                              Realizable Value at
                                                                                Assumed Annual
                                                                                Rates of Stock
                                         Percentage of                        Price Appreciation
                            Number of    Total Options               Option     for Individual
                           Securities     Granted to                  Term      Grants in 1999
                           Underlying    Employees in  Exercise or Expiration -------------------
Name                     Options Granted  Fiscal Year  Base Price     Date       5%       10%
----                     --------------- ------------- ----------- ---------- -------- ----------
F. Massino..............     500,000         20.7         $1.69    3/26/2006   $210,796 $  619,029

F. Massino..............     100,000          4.1         $1.50   10/20/2006   $ 52,689   $130,970

F. Massino..............     100,000          4.1         $1.75   10/20/2006   $ 27,689   $105,970

F. Massino..............     100,000          4.1         $2.00   10/20/2006   $  2,689   $ 80,970

G. Van Lear                  350,000         14.5         $1.50    3/26/2006   $214,058   $499,820

S. Slade...............       50,000          2.1         $1.56   12/13/2006    $31,774   $ 74,105

Aggregated Option Exercises During 1999 And Fiscal Year-end Option Values

                                                  Number of Securities
                                                  Underlying Unexercised      Value of Unexercised
                                                        Options  at         In-the-Money Options at
                           Shares                   Fiscal Year-End(#)         Fiscal Year-End($)
                         Acquired on    Value    ------------------------- --------------------------
Name                      Exercise   Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- ----------- ----------- ------------- ----------- --------------
F. Massino                 --               --    1,125,000     300,000          --            --

G. Van Lear                --               --       50,000     300,000          --            --

G. Homan                   --               --      100,000         --           --            --

S. Slade                   --               --       10,000      80,000          --            --

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Compensation Principles

The Company's compensation policy is administered by three Directors acting as the Compensation Committee and is designed to complement the Company's short and long term business strategy for attracting and retaining key executives critical to the Company's success.

At its present stage of development, the Company's corporate performance cannot be gauged nor can compensation be measured in terms of profitability as it has focused on developing its products, obtaining the necessary regulatory approvals, attracting sufficient equity finance for this purpose and endeavoring to negotiate licensing agreements for the development and marketing of its products.

Currently the Company and its two subsidiaries Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences, Inc. have 13 employees, 11 in the United States (including one executive Director), and 2 in the United Kingdom. Given its personnel structure and the Company's formative stage of development, it had not, in the past, been practicable for the Company to set up a detailed and integrated compensation philosophy for its executives, nor to specify levels of seniority, areas of responsibility, performance criteria and profitability-related awards.

Executive Compensation

Typically, executives have been awarded fixed term employment agreements. In the cases of Mr. Massino and Dr. Van Lear for a fixed period to December 31, 2003 and April 14, 2002 respectively.

The compensation of executive officers, including the Chief Executive Officer, has been determined by a consideration of the compensation paid to officers in companies in a similar position to Senetek. In certain cases the agreements provide for consideration by the Board of a bonus but there is otherwise no provision for a review of compensation during the fixed term of the agreements. A bonus to Mr. Massino of $50,000 was granted in 1999.

Additionally, stock options entitling the grantee to purchase Ordinary shares in the Company may be issuable at such times when the Board considers that certain critical stages in the Company's product development or funding requirements have been achieved.

Employee Option Plan

The Company's shareholders approved the adoption of a Share Option Scheme for Employees (the No. 1 Plan) and a Share Option Scheme for Non-Executive Directors (the No. 2 Plan) at a Special Meeting of shareholders on December 20, 1985. At the Annual Meeting of shareholders on May 23, 1997, the total number of options available for issuance under the No. 1 and No. 2 Plans was increased to 6,000,000 and 4,000,000 respectively. Options under the No. 1 and No. 2 Plans may not be granted at an exercise price lower than the market price for the Company's shares 21 days prior to the date of grant.

A. TOBLER
S. GEORGIEV
G. FRENTZ

Members of the Compensation Committee

December 31, 1999

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

The following table sets forth certain information regarding the beneficial ownership of Senetek's outstanding Ordinary shares as of December 31, 1999 by each of Senetek's Directors, who is a stockholder; (ii) the Company's Chief Executive Officer; (iii) Senetek's other executive officers currently in office;
(iv) one former officer; (v) all executive officers and directors of Senetek as a group; and (vi) each person believed by Senetek to own beneficially more than 5% of its outstanding Ordinary shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of the Company's Directors and executive officers is that of the Company.

                                                   Number of
                                                     Shares         Percentage
                                                  Beneficially          of
   Name of Beneficial Owner                         Owned(1)         Class(1)
   ------------------------                       ------------      ----------

   Frank J. Massino..............................  1,175,200(2)        2.0%
   Gary D. Frentz................................    210,200(2)          *
   Steven Georgiev...............................    230,200(2)          *
   Uwe Thieme....................................    130,200(2)          *
   Andreas Tobler................................    270,200(2)          *
   George Van Lear...............................     50,000(2)          *
   Stewart Slade.................................     10,000(2)          *
   Gerlof Homan..................................    450,000(2)          *
   All Directors and Executive Officers as a
    group (7 persons)............................  2,056,000           3.5%

--------
  * Less than 1%
(1) For purposes of this table, a person or a group of persons is deemed to have "beneficial ownership" as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes the following number of shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of December 31, 1999: Mr. Massino: 1,175,000; Mr. Frentz:
    210,000; Mr. Georgiev: 230,000; Dr. Thieme: 130,000; Mr. Tobler: 270,000;
    Dr. Van Lear: 50,000; Mr. Slade: 10,000; Dr. Homan: 100,000

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the United States Securities Exchange Act of 1934, the Company's Directors, executive officers and any persons holding more than 10% of the Company's equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To the Company's knowledge, based solely on materials provided and representation made to the Company, for the fiscal year ended December 31, 1998, all reports required by Section 16(a) were filed on a timely basis except as follows:
Messrs. Massino, Tobler and Slade did not timely file a Form 3 during 1998 after becoming subject to the reporting requirements of Section 16(a) and did not timely file a Form 5 following the end of 1998 with respect to the grant to them of stock options on October 25, 1998; Mr. Thieme did not timely file a Form 3 during 1998 after becoming subject to the reporting requirements of Section 16(a) and did not timely file a Form 5 following the end of 1998 with respect to the grant to him of stock options on April 16 and July 5, 1998; and Mr. Georgiev did not timely file a Form 5 following the end of 1998 with respect to the grant to him of stock options on July 5, 1998. The Company is not in a position to determine whether reports under Section 16(a) were timely filed by directors and officers who are no longer employed by the Company.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation--Employment Contracts" for a description of certain relationships.

Directors do not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not employees of the Company are reimbursed for attendance and out-of-pocket expenses in incurred in their capacity as member of the Board of Directors. In March of 1999, the Board of Directors authorized the grant to Mr. Tobler and Mr. Georgiev of options to purchase 200,000 and 100,000 Ordinary shares respectively, at an exercise price of $1.6875 per share, as compensation for services rendered to the Company in addition to the services normally expected of a Director.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Item 8:

                                                                                Page
                                                                                ----
        Reports of Independent Auditors                                           F-1
        Consolidated Balance Sheet as of December 31, 1999 and 1998               F-4
        Consolidated Statement of Operations for the Years Ended                  F-5
        December 31, 1999, 1998 and 1997
        Consolidated Statement of Stockholders' (Deficit)/Equity for
        the Years Ended December 31, 1997, 1998, and 1999                         F-6
        Consolidated Statement of Cash Flows for the Years Ended                  F-7
        December 31, 1999, 1998 and 1997
        Notes to Consolidated Financial Statements                                F-8

(a)(2)  The following financial statement schedules are submitted herewith:

        Schedule II is included in Item 8.

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

        Filed as an Exhibit with corresponding Exhibit Number to Registrant's

        Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

10.1    Senetek No. 1 Share Option Scheme for Employees.

        Filed as an Exhibit to Registrant's Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.2 Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

        Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

10.3 Senetek No. 2 Executive Share Option Scheme for non-Executive Directors and Consultants.

        Filed as an Exhibit to Registrant's Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.4 Amended and restated Deposit Agreement dated November 6, 1992 between Senetek PLC and The Bank of New York.

        The form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638, and is incorporated herein by reference.

10.5 Consulting Agreement dated May 1, 1994 between Senetek PLC and Dr. G.D. Frentz.

        Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.6 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Dr. G. Homan.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.7 Service Agreement dated August 11, 1995 and supplemental agreement dated July 3, 1996 between Senetek PLC and Mr. P.A. Logan.

        Filed as exhibits with corresponding Exhibit Number to Registrant's annual Report on Form 10-K for the years ended December 31, 1995 and 1996 respectively and incorporated herein by reference.

10.8 Service Agreement dated September 1, 1996 between Senetek PLC and Mr. A.J. Cataldo.

        Filed as an to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.9 Service Agreement dated October 1, 1996 between Senetek PLC and Mr. C.D. Brune.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.10 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. A.J. Cataldo

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.11   Service Agreement dated June 30, 1997 between Senetek PLC and Dr. G.
        Homan.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.12 Service Agreement dated June 30, 1997 between Senetek PLC and Mr. C.D. Brune.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.13 Service Agreement dated June 30, 1997 between Senetek PLC and Dr. R.A. Oakes.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.14   Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F.
        J. Massino.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.15 Settlement Agreement dated April 13, 1999 by and among Senetek PLC, Windsor Capital Management, Ltd. and certain other parties thereto.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.16 Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

        Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.17 Securities Purchase Agreement ("Securities Purchase Agreement") dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.18 Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.19 Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.20 Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.21 Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.22 Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.23 Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.24 Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.25 Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.26 Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.27 Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.28 Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.30 Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

10.31 Employment Agreement dated April 15, 1999 between Senetek PLC and Dr. George Van Lear.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990 and incorporated herein by reference.

21      Subsidiaries of Senetek PLC.

        Filed as an exhibit with corresponding Exhibit Number to Registrant's Annual report on Form 10 -K for the year ended December 31, 1995 and incorporated herein by reference.

24      Power of Attorney.

        Included on the signature page to this Annual Report on Form 10-K.

27      Financial Data Schedule.

(b)     Reports on Form 8-K
        None

(c)     Exhibits.

        The Company has filed as part of this Report on Form 10-K the exhibits in Item 14(a)(3) as set forth above.

(d)     Financial Statement Schedules.

        See Item 14(a)(2) of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 30th day of March, 2000.

                                        SENETEK PLC


                                        BY:  /s/ F. J. Massino
                                           -------------------------------------
                                           FRANK J. MASSINO
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Frank J. Massino and Charles M. Biama, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                   DATE
           ---------                          -----                   ----

      /s/ F. J. Massino           Chairman of the Board           March 30, 2000
-------------------------------   and Chief Executive Officer
Frank J. Massino                  (Principal Executive Officer)

      /s/ C. M. Biama             Chief Financial Officer         March 30, 2000
-------------------------------   (Principal Financial and
Charles M. Biama                  Accounting Officer)

     /s/ A. Tobler                Director                        March 30, 2000
-------------------------------
A. Tobler

     /s/ G. Frentz                Director                        March 30, 2000
-------------------------------
G.D. Frentz

     /s/ U. Thieme                Director                        March 30, 2000
------------ ------------------
U. Thieme

    /s/ S. Georgiev               Director                        March 30, 2000
-------------------------------
S. Georgiev

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of BDO Seidman LLP, Independent Auditors                              F2

Report of Price Waterhouse, Independent Auditors                             F3

Consolidated Balance Sheets                                                  F4
December 31, 1999 and 1998

Consolidated Statements of Operations                                        F5
for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders Equity                               F6
for the years ended December 31, 1997, 1998 and 1999

Consolidated Statements of Cash Flows                                     F7-F8


for the years ended December 31, 1999, 1998 and 1997

Notes to the Consolidated Financial Statements                           F8-F26

Schedule II - Valuation and Qualifying Accounts                             F27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and
Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC's management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC at December 31,1999 and 1998, and the results of its operations and their cash flows for each of the two years in the period ended December 31,1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders' deficit, negative working capital and has suffered recurring losses from its operations. Its ability to continue research activities to a stage where it has a product available for sale is dependent upon securing additional sources of financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP
                                              Certified Public Accountants

San Francisco, California
March 10, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Senetek PLC

In our opinion, the consolidated statements of operations, of cash flows and of stockholders' equity for the year ended December 31, 1997 (appearing on pages F-2 through F-26 of the Senetek PLC Form 10-K Annual Report for the year ended December 31, 1999) present fairly, in all material respects, the results of operations and cash flows of Senetek PLC and its subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable reassurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Senetek PLC for any period subsequent to December 31, 1997.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from its pharmaceutical operations and, as described in Note 2 (b), its ability to continue research activities to a stage where it has a product able to be commercialised is dependent upon securing additional sources of financing, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2 (b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE
32 London Bridge Street
LONDON SE1 9SY
England
7 April 1998

                                   SENETEK PLC

                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                     -----------------------------------

                                                                            1999                   1998
                                                                     -------------         -------------
                                                                    (in $ thousands, except share amounts)
ASSETS (Note 11)
    Cash and Cash Equivalents                                        $       1,840         $         808
    Trade Receivables
    (net of provisions of $776,306 in 1999 & $455,474 in 1998)(Note 3)       1,234                   791
    Non-trade Receivables
    (net of provisions of $261,504 in 1999) (Note 4)                           188                   603
    Inventory
    (net of provision of $160,065 in 1999 and $194,932 in 1998)(Note 5)        511                   731
    Prepaids and Deposits                                                      183                   415
                                                                     -------------         -------------
Total Current Assets                                                         3,956                 3,348

    Property & Equipment - net (Note 6)                                      4,060                 4,311
    Goodwill - net (Note 7)                                                  1,631                 1,766
    Deferred Financing Costs (Note 8)                                        2,581                 1,241
                                                                     -------------         -------------
Total Assets                                                                12,228                10,666
                                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Line of Credit (Note 10)                                                    --                 2,389
    Accounts Payable (Note 9)                                                2,230                 1,602
    Accrued Liabilities (Note 9)                                             1,095                 1,630
    Capital Leases (Note 6)                                                     42                    --
    Convertible Short Term Debt (Note 6)                                       700                    --
    Accrued Compensation on Stock Options (Note 13)
        -- Employees                                                         2,213                 4,112
        -- Non-employees                                                     2,484                 1,708
                                                                     -------------         -------------
                                                                             8,764                11,441
                                                                     -------------         -------------

Long Term Liabilities
    Notes Payable, net of discount of $287,792 (Note 11)                     7,101                    --
    Capital Leases (Note 6)                                                     --                    46
    Deferred License Fees (Note 2e)                                            543                    --

Commitments and Contingencies (Note 18)                                         --                    --

Stockholders' (Deficit)/Equity Ordinary shares Authorized shares:
    $0.08 (5 pence) par value: 100,000,000
    Issued and Outstanding shares 1999: 58,148,517
    (1998: 57,215,856)                                                       4,697                 4,625
    Share Premium                                                           74,903                66,472
    Accumulated Deficit                                                    (83,830)              (71,968)
    Accumulated other comprehensive income -- currency translation              50                    50
                                                                     -------------         -------------
    Total Stockholders' (Deficit)                                           (4,180)                 (821)
                                                                     -------------         -------------
Total Liabilities and Stockholders' (Deficit)                        $      12,228         $      10,666
                                                                     =============         =============

See accompanying notes to consolidated financial statements.

                                   SENETEK PLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 1999             1998              1997
                                               --------         --------         --------
                                               (IN $ THOUSANDS, EXCEPT FOR PER SHARE DATA)
    Revenues                                   $  8,263     $      4,672      $     5,722

    Cost of Sales                                 3,044            3,040            3,988
                                               --------        ---------         --------
    Gross Profit                                  5,219            1,632            1,734
                                               --------        ---------         --------
Operating Expenses:
    Research & Development                        2,702            7,980            5,026
    General & Administrative                      6,424            9,162            7,931
    Marketing & Promotion                           390            1,123            3,525
    Selling Expenses                                 --              456              742
    Loss on Impairment of Property
      & Equipment (Note 6)                        1,522               --              136
                                               --------        ---------         --------
Total Operating Expenses                         11,038           18,721           17,360
                                               --------        ---------         --------
Loss from Operations                             (5,819)         (17,089)         (15,626)

Interest Income                                      82              188              279
Other (Expense)/Income - net                        (74)             194              (92)
Debt modification expense (Note 10)                  --           (2,389)              --
Settlement Expense (Note 11)                     (2,718)              --               --
Interest Expense (including amortization
    of deferred financing cost)                  (1,676)          (3,396)            (100)
                                               --------        ---------         --------
Loss before extraordinary loss
on extinguishment of debt                      $(10,205)       $ (22,492)        $(15,539)

Extraordinary loss on
extinguishment of debt (Note 11)                 (1,657)              --               --
                                               --------        ---------         --------
Net Loss available to common stockholders      $(11,862)       $ (22,492)        $(15,539)
                                               ========        =========         ========

Basic and Diluted Loss before extraordinary
Item per Ordinary share outstanding            $  (0.18)       $   (0.41)        $  (0.32)

Basic and Diluted Loss from extinguishment
Of debt per Ordinary share outstanding            (0.03)              --               --
                                               --------        ---------         --------
Basic and Diluted Loss per Ordinary
Share outstanding                              $  (0.21)       $   (0.41)        $  (0.32)
                                               ========        =========         ========

Weighted average Ordinary shares outstanding     57,562           54,229           49,178

See accompanying notes to consolidated financial statements.

                                   SENETEK PLC

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                     ($ IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                        Accumulated
                                                                                                        Other
                                                                                                        Comprehensive
                                                                                                        Income-      Net
                                                                                Share      Accumulated  Currency     Stockholders'
                                                 Shares           Amount        Premium    Deficit      Translation  Equity
                                                 ----------       -------       -------    -----------  -----------  --------
Balances, December 31, 1996:                     43,899,205       $ 3,533       $36,607      $(33,937)      $ 60       $  6,263
    Issuance of Ordinary Shares in Private              200            --            --            --         --             --
        Placements
    Warrant Conversions                           5,669,166           432        11,002            --         --         11,434
    Options Exercised                               402,500            66         1,179            --         --          1,245
    Conversion of Debentures                      2,215,750           184         1,923            --         --          2,107
    Comprehensive (Loss):
        Net Loss                                         --            --            --       (15,539)        --        (15,539)
        Translation Loss                                 --            --            --            --         (4)            (4)
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --       (15,539)        (4)       (15,543)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1997:                     52,186,821       $ 4,215       $50,711      $(49,476)      $ 56       $  5,506
    Issuance of Ordinary Shares in Private        1,100,500            90         3,485            --         --          3,575
        Placements
    Warrant Conversions                             458,706            38           534            --         --            572
    Deferred Financing Costs                             --            --         3,936            --         --          3,936
    Conversion of Debt to Equity (Note 10)        2,105,714           173         4,038            --         --          4,211
    Debt Modification Expense (Note 10)                  --            --         2,389            --         --          2,389
    Options Exercised                             1,364,115           109         1,379            --         --          1,488
    Comprehensive (Loss):
        Net Loss                                         --            --            --       (22,492)        --        (22,492)
        Translation Loss                                 --            --            --            --         (6)            (6)
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --       (22,492)        (6)       (22,498)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1998:                     57,215,856       $ 4,625       $66,472      $(71,968)      $ 50       $   (821)

    Issuance of Ordinary Shares in Private          801,000            65           974            --         --          1,039
        Placements
    Warrant Conversions                              15,000             1            16            --         --             17
    Warrants issued in connection with $5 million
    Note, $2.4 million re-finance and April 1999
    Settlement agreement.                                --            --         6,072            --         --          6,072
    Cancellation of vested stock options previously      --            --         1,200            --         --          1,200
    classified as accrued compensation
Options Exercised                                   116,661             6           169            --         --            175
    Comprehensive (Loss):
        Net Loss                                         --            --            --       (11,862)        --        (11,862)
        Translation Loss                                 --            --            --            --         --             --
                                                 ----------       -------       -------      --------       ----       --------
    Total Comprehensive Income (Loss)                    --            --            --       (11,862)        --        (11,862)
                                                 ----------       -------       -------      --------       ----       --------
Balances, December 31, 1999:                     58,148,517       $ 4,697       $74,903      $(83,830)      $ 50      $  (4,180)

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                               1999             1998            1997
                                                             --------         --------         -------
                                                                          (IN $ THOUSANDS)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                                     $(11,862)        $(22,492)       $(15,539)
Adjustments to reconcile net loss to net cash used by
  Operating activities:
    Depreciation and Amortization                                 997              540             548
    Bad Debt Expense                                              582               --              --
    Loss/(Gain) on Sale of Equipment                               --               29             (1)
    Loss on Impairment of Assets                                1,522               --             136
    Stock Option Compensation                                      77            2,532           3,888
    Debt Modification Expense                                      --            2,389              --
    Settlement Expense                                          2,718               --              --
    Loss on Extinquishment of debt                              1,657               --              --
    Amortization of Deferred Finance costs                      1,042            3,355              --
    Interest on Convertible Debentures effected by
    Issue of Shares                                                --               --              47

Changes in Assets and Liabilities:
    Trade Receivables (increase)/decrease                        (763)            (142)           (389)
    Non-trade Receivables (increase)/decrease                     153              (16)            (25)
    Receivable from Employee (increase)/decrease                   --              311            (311)
    Inventory decrease/(increase)                                 220              159             767
    Prepaids (increase)/decrease                                  232             (421)           (801)
    Accounts Payable and Accrued Liabilities increase             198              171           1,559
    Deferred License Fees                                         543               --              --
                                                             --------         --------         -------
Net Cash Used by Operating Activities                        $ (2,684)        $(13,585)       $(10,121)
                                                             --------         --------         -------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                               (1,227)          (1,892)         (1,130)
Proceeds from Disposals of Property & Equipment                    --               --             108
                                                             --------         --------         -------
Net Cash Used by Investing Activities                        $ (1,227)        $ (1,892)        $(1,022)

                                                                   YEAR ENDED DECEMBER 31,
                                                             1999             1998           1997
                                                           --------         -------         ------
                                                                      (IN $ THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary Shares
  from exercise of Warrants and Options                         192           2,646         12,537
Proceeds from line of credit                                     --           6,600             --
Proceeds from issuance of 8% Convertible Debentures              --              --          1,500
Proceeds from issuance of 9% Notes Payable                    5,000              --             --
Costs of Financing                                             (249)           (660)          (330)
Short-term Loans and Overdrafts                                  --           1,489            670
                                                           --------         -------         ------

Net Cash Provided by Financing Activities                     4,943          10,075         14,377
                                                           --------         -------         ------

NET (DECREASE)/INCREASE  IN CASH
AND CASH EQUIVALENTS                                          1,032          (5,402)         3,234

Cash and Cash Equivalents at the Beginning
  of the year                                                   808           6,216          2,975
Effects of Exchange Rate Changes on Cash                         --             (6)             7
                                                           --------         -------         ------

Cash and Cash Equivalents at the End of the Year           $  1,840             808          6,216
                                                           ========         =======         ======

Supplemental disclosures of cash flow information
        Interest                                           $    169              41            100
        Income Taxes                                       $     --              --             --

During 1999, the Company refinanced the $2,389,000 line of credit with a new investment note in a non cash transaction. At the same time the Company recognized a loss on extinguishment of debt expense and settlement expense related to the issuance of warrants. For a full discussion of the non cash items relating to the new financing and settlement agreements, see Note 11.

During 1998, the Company issued 2,105,714 shares to settle part of its line of credit for which no cash was received.

See accompanying notes to consolidated financial statements

                                   SENETEK PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ACTIVITIES

Senetek PLC ("the Company") is a science-driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life, primarily products for the diagnosis and treatment of aging-related healthcare problems. Recently, the company has decided to focus on two business sectors, biopharmaceuticals, in particular therapeutic agents for erectile dysfunction and female sexual dysfunction, and proprietary skincare technologies. In connection with product development activities, we sponsor research in the life sciences and biotechnology fields.

The Company also sells monoclonal antibodies purchased from outside suppliers and derived from sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines to the scientific community for research purposes.

Senetek PLC is a public limited company that was registered in England in 1983 (registration number 1759068). We have two wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") and Carme Cosmeceutical Sciences Inc. ("CCSI") both of which are Delaware corporations.

Subsidiary Undertakings

SDDT (formerly named MEIS Corporation) was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector systems for use with the Company's Erectile Dysfunction compound.

CCSI (formerly named Carme International, Inc.) was incorporated in the State of Delaware in June 1995. Its main activity is the supply of skincare products to various segments of the skincare market.

2.      PRINCIPAL ACCOUNTING POLICIES

(a)     Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI and SDDT. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Certain prior year balances have been re-classified in order to conform to current year presentation.

(b)     Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain financing sufficient to support its operations and business development plans.

The financial statements reflect a loss for the year ended December 31, 1999 of $11,862,000, which, when taken with the previous years results, results in an accumulated deficit of $83,830,000 at December 31, 1999. Cash and cash equivalents increased by $1,032,000 during fiscal 1999, from $808,000 to $1,840,000. The losses raise a substantial doubt as to the Company's ability to continue as a going concern. The Company has been able to fund this deficit from existing resources and through the sale of equity securities and issuance of debt. Management has taken steps to reduce the amount of cash used by operations, including reducing staffing levels. However, the Company's operations are not likely to provide sufficient internally generated cash flows to meet its projected requirements in the short term and to meet the cost of developing the Company's pharmaceutical products. Management is also discussing the possibility of entering into licensing agreements with several pharmaceutical companies.

Management is engaged in continuing efforts to obtain sufficient financing to fund its operations for the foreseeable future however there can be no assurance given that the Company will be able to obtain the necessary financing.

(c)      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures; contingent assets and liabilities at the date of the financial statements; and, the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. It is at least reasonably possible that the significant estimates used will change within a year.

(d)     Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e)     Revenues

Revenues are recognized at the time of shipment (or time of rendering services) and are stated at the net invoiced value of goods and services supplied to customers after deduction of sales and value added tax where applicable. License fees received on the licensing out of distribution rights for our Kinetin products are treated as deferred income and are recognized as revenues earned during the contract period.

(f)     Inventories

Inventories, constituting finished goods, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the average costing method.

(g)     Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis using the following estimated useful lives:

Office Furniture, Fixtures and Equipment   3 to 15 years

Laboratory equipment                             5 years

Leasehold Improvements                          10 years

Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is the shorter.

(h)     Intangible Assets

Goodwill is being amortized on the straight line method over 15 years. Goodwill included in the consolidated financial statements relates to the Company's acquisition on September 26, 1995 of certain assets of CCSI.

(i)     Impairment of Long-Lived Assets

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

(j)     Research and Development

Expenditures on research and development are expensed as incurred.

(k)     Foreign Exchange

The Company follows currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity <deficit>. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company's United Kingdom operation is the Pound Sterling.

(l)     Calculation of the Number of Shares in Issue and Net Loss per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings per Share. The following is a reconciliation of the numerators and denominators of basic and fully diluted earnings per share computation.

                                                            December 31,
                                                    1999         1998          1997
Numerator:

       Loss Before Extraordinary Loss
       on Extinguishment of Debt                $ 10,205     $ 22,492      $ 15,539

       Extraordinary Loss on Extinguishment
       of Debt                                     1,657           --            --
                                                 _______      _______       _______
       Net Loss available to common
       Stockholders                             $ 11,862     $ 22,492      $ 15,539
                                                 =======      =======       =======

Denominator:

       Basic and Diluted weighted average
       Ordinary shares outstanding                57,562       54,229        49,178

Options and warrants to purchase 14,277,673, 7,135,315 and 6,238,971 Ordinary shares were outstanding at December 31, 1999, 1998 and 1997 respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because their effect would have been antidilutive.

(m)     Financial Instruments

The carrying value of cash, receivables and current liabilities, approximate fair value due to the short term nature of these items. The fair value of the Company's long term notes payable is approximately $6,000,000. The carrying value of these notes at December 31, 1999 is $7,101,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

(n)     Income Taxes

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

(o)    Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of this standard to effect its financial statements.

(p)      Reclassification

Certain assets and expenses for 1998 and 1997 have been reclassified to conform to current year presentation.

3.      CONCENTRATION OF CREDIT RISK

Three customers in the Company's skincare sector account for approximately 56%, 12% and 18% of the Company's revenues in 1999. The same customers account for 22%, 16% and 38% respectively of the Company's net trade receivables at December 31, 1999. There is a therefore a significant concentration of credit risk with respect to these customers.

4.      NON TRADE RECEIVABLES

Non trade receivables of $188,000 (1998 $603,000) principally comprise amounts receivable under two promissory notes relating to the April 13, 1999 settlement agreement.

5.      INVENTORY

Inventory at cost comprises the following:

                                       December 31, 1999    December 31, 1998
                                       -----------------    -----------------
                                                  (in $ thousands)

          Finished Goods                  $   44                $  465
          Raw Materials                      467                   265
          Work in Progress                    --                     1
                                            ----                  ----
                                          $  511                  $ 731
                                            ====                  ====

 6.      PROPERTY AND EQUIPMENT

 Property and equipment is summarized as follows:

                                                      December 31, 1999   December 31, 1998
                                                      -----------------   -----------------
                                                                (in $ thousands)
        Cost:

            Office Furniture, Fixtures and Equipment      $   1,567         $     1,875
            Laboratory equipment  (2)                           365                 227
            Leasehold Improvements  (2)                         832                 827
            Assets in the course of construction  (3)         2,820               2,302
                                                            -------             -------
                                                              5,584               5,231
                                                            -------             -------

        Accumulated depreciation (1)
            Office Furniture, Fixtures and Equipment          1,104                 747
            Laboratory equipment                                266                 102
            Leasehold Improvements                              154                  71
                                                            -------             -------
                                                              1,524                 920
                                                            -------             -------
Net Carrying Value                                        $   4,060         $     4,311

In December 1999, the Company abandoned certain fixed assets. As a result of this abandonment, the Company recorded an impairment loss of $1,522,000. The assets abandoned comprised of assets in progress associated with the Reliaject development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

Under the terms of an agreement dated December 13, 1999 the Company issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount recorded in accounts payable. The Note can be converted into Senetek 5p Ordinary shares at a conversion rate of $2.00 per share after August 1, 2000 for a period of 31 days from that date. If conversion is not elected, then the Note is repayable in cash.

NOTES:

1. Depreciation charge during the year amounted to $773,000(1998: $406,000, 1997: $237,000)

2. The tangible fixed assets of the Company includes furniture & fixtures and laboratory equipment owned under Capital leases as follows:

                                                1999            1998
                                                -----           ----
                                                  (in $ thousands)

                Cost                            $ 492          $ 519
                Accumulated Depreciation         (455)           (55)
                                                -----           ----
                Net carrying value              $  37          $ 464
                                                =====           ====

3. The cost of continued development of the asset in the course of construction is estimated to be $500,000.

7.      GOODWILL

        The amount in the Company's Balance Sheet represented by these intangible assets is made up as follows:

                                      December 31, 1999   December 31, 1998
                                      -----------------   -----------------
                                               (in $ thousands)

        Goodwill:
            Cost                            $ 2,202             $ 2,202
            Accumulated Amortization           (571)               (436)
                                            -------             -------

            Net                             $ 1,631             $ 1,766
                                            -------             -------

The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995.

8. DEFERRED FINANCING COSTS

                                      December 31, 1999    December 31, 1998
                                      -----------------    -----------------
                                                (in $ thousands)

Deferred financing costs                   $ 3,400             $3,936

Accumulated Amortization                      (819)            (2,695)
                                           -------             ------
Net                                        $ 2,581             $1,241
                                           -------             ------

Deferred financing costs for 1999 principally relate to the fair value of warrants issued in connection with the new $5 million Note issued on April 14, 1999 (see Note 11). The Deferred financing costs for 1998 relate to the fair value of warrants issued in connection with the 1998 Line of Credit (see Note
10).

9.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise the following:

                                        December 31, 1999            December 31, 1998
                                     Accounts      Accrued        Accounts        Accrued
                                     Payable      Liabilities     Payable        Liabilities
                                     --------     -----------     ----------     -----------
                                                       (in $ thousands)
Trade Creditors                     $  1,378      $     63       $   1,522      $    625
Accrued Salaries and Benefits             --           176              --           150
Legal and Professional Fees              261            52              52            45
Customer Advances                        310            --              --            --
Interest on Notes Payable                 --           295              --            --
Audit and Accountancy Fees                62           104              28           232
Other Liabilities and accruals           219           405              --           578
                                       -----        ------          ------        ------
                                    $  2,230      $  1,095       $   1,602      $  1,630
                                      ======        ======          ======        ======

Interest on Notes Payable represents six months interest at 9% per annum on the $7,389,000 Investment Notes issued on April 14, 1999. See Note 11.

Customer advances relates to monies received to finance the purchase of raw material inventories for products supplied.

10.      LINE OF CREDIT

On July 8, 1998 the Company received $5,940,000 ($6,600,000 less a 10% fee) under the terms of a $10 million Credit Agreement with a third party. This line of credit is non interest bearing and fell due in April 2000. In connection with this line of credit 1,885,714 warrants at an exercise price of $3.50 and 377,150 warrants at an exercise price of $6 were granted. The fair value of these warrants, calculated using the Black Scholes model was calculated at $3,936,000. The fair value of these warrants was being amortized, using the interest rate method, over the term of the credit agreement. (See Note 14).

In September 1998, the $3.50 warrants were exercised, without payment, and 1,885,714 Ordinary shares were issued by the Company to extinguish this line of credit. Subsequent to that date the Company entered into discussions with the third party involving a dispute over the actual exercise price of the warrants and whether any amounts remained outstanding under the original $6.6 million loan agreement.

Pursuant to these discussions, the Company agreed to reduce the exercise price of the warrants from $3.5 to $2 and sell an additional 220,000 shares at $2 per share. As a result of these transactions, approximately $4.2 million of the original $6.6 million credit agreement was exchanged for approximately 2,105,000 shares of common stock. As a result of the Company reducing the exercise price of the warrants, the Company recognized a debt modification expense totaling $2,389,000. Refer to Note 11 for discussion of 1999 activity.

11.  NOTES PAYABLES AND SETTLEMENT EXPENSE

In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement, in exchange for two new notes currently bearing interest at 9% per annum and maturing in April 2002. The notes require semi annual payment of interest only until maturity and are secured by all of the Company's assets. Interest may be paid in cash or Ordinary shares that have been registered with the SEC.

The Company issued Series A warrants to purchase an aggregate of 738,857 Ordinary shares at $1.50 per share, which have been adjusted to $1.20 according to certain terms of the agreement. The Series A warrants expire after five years. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the Agreement but are only exercisable to the extent the outstanding principal balance of $7,389,000 is not repaid in cash. The Series B and C warrants expire in ten years.

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes as such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the 3,333,333 Series C warrants was included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

As the outstanding borrowings under the 1998 Credit Agreement were refinanced by notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19), the Company is required to recognize the difference between the fair value of the new notes issued to refinance the old debt and the carrying value of the old debt net of unamoritized issuance costs as a loss on the extinguishment of debt. During the year ended December 31,1999, the Company recognized a $1.7 million loss on the extinguishment of debt.

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

12.     STOCK OPTIONS PLANS

        (a) On October 8, 1993, 4,550,000 options, representing the total number of options available for grant at that time were registered with the Securities and Exchange Commission on Form S-8.

                In December 1985, the Company adopted a share option plan (the "No. 1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share twenty-one days prior to the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee's employment is terminated; the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997 shareholders approved the extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

                The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 1999:

                                    Shares                                           Exercise
                                   Available        Options           Options          Price
                                   For Grant      Outstanding         Vested         Per Share
                                  ----------      -----------       ----------       ----------
Balance at December 31, 1996        (545,000)       2,345,000          446,250       $0.75-4.00

    Authorized                     4,000,000               --               --               --

    Cancelled                         65,000          (65,000)         (65,000)      $1.47-2.00

    Exercised                             --         (278,625)        (278,625)      $1.30-2.00

    Granted                         (690,000)         690,000               --       $1.25-4.88

    Options Vested                        --               --        1,009,500       $1.25-2.00
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1997       2,830,000        2,691,375        1,112,125       $0.75-4.88
                                  ----------       ----------       ----------       ----------

    Authorized                            --               --               --               --

    Cancelled                        404,000         (404,000)         (18,250)      $     3.50

    Exercised                             --         (664,115)        (664,115)      $1.25-2.00

    Granted                       (1,751,000)       1,751,000               --       $2.00-3.75

    Options Vested                        --               --          633,655       $1.25-4.88
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1998       1,483,000        3,374,260        1,063,415       $0.75-4.88
                                  ----------       ----------       ----------       ----------

    Exercised                             --         (116,660)        (116,660)      $1.50

    Granted                       (1,541,500)       1,541,500               --       $1.31-2.00

    Options Vested                        --               --       1,371,750        $1.32-4.88

    Cancelled                      1,683,975       (1,683,975)       (707,880)       $1.25-4.00
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1999       1,625,475        3,115,125       1,610,625        $1.25-4.88
                                  ----------       ----------       ----------       ----------

The following table summarizes information about the Executive No. 1 Scheme options outstanding at December 31, 1999.

                                       Weighted                                    Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/99 Contractual Life Exercise Price as of 12/31/99      Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 1.25-$ 1.75       1,902,375        5.82           $ 1.56       1,006,250        $ 1.60
     $ 2.00-$ 2.95         733,750        5.41           $ 2.04         515,000        $ 2.03
     $ 3.43-$ 4.88         479,000        5.24           $ 3.78          89,375        $ 3.85

                       -----------                       ------      ----------      --------
     $ 1.25-$ 4.88       3,115,125        5.64           $ 2.02       1,610,625       $ 1.86
                       ===========                       ======      ==========      ========

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan, 350,000 and 150,000 options were granted in 1991 to Dr.
G. Homan and Mr. P.A. Logan respectively, under the general powers granted to directors for the allotment of equity securities, approved at an Extraordinary General Meeting. In June 1997, in conjunction with the issuance of new employment agreements, 1.8 million options were granted to the directors and certain employees of the company. The following table summarizes option transactions outside the No. 1 Plan in the years ended December 31, 1999 and 1998. Except for the granting of the above options, there were no transactions prior to 1998.

                               Options Outstanding    Options Vested    Exercise Price
                               -------------------    --------------    --------------
Balance at December 31, 1997         2,300,000            1,100,000       $0.75 - $1.50

Exercised                            (700,000)            (700,000)       $0.75 - $1.50
Options Vested                             --              500,000

Cancelled                            (200,000)                  --        $1.50
                                    ---------            ---------
Balance at 31 December 1998         1,400,000              900,000        $1.50
                                    ---------            ---------

Exercised                                  --                   --

Options Vested                             --                   --

Cancelled                            (700,000)            (400,000)       $1.50
                                    ---------            ---------
Balance at 31 December 1999           700,000              500,000        $1.50
                                    ---------            ---------


          The following table summarizes information about the Outside
          No. 1 Scheme Options outstanding at December 31, 1999.

                                       Weighted                                    Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/99 Contractual Life Exercise Price as of 12/31/99    Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 1.50               700,000        4.50           $ 1.50         500,000        $ 1.50

                       -----------                      ------       ----------        ------
     $ 1.50               700,000        4.50           $ 1.50         500,000       $  1.50
                       ===========                      ======       ==========        ======

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

                The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 1999:

                                    Shares                                       Exercise
                                   Available       Options         Options        Price
                                   For Grant     Outstanding       Vested        Per Share
                                  ----------     -----------      --------       ----------
Balance at January 1, 1997         1,772,500        227,500        220,000       $0.75-2.00
                                  ----------       --------        -------       ----------

    Authorized                     2,000,000             --             --
    Granted                         (230,000)       230,000             --       $1.22-3.53

    Cancelled                         35,000        (35,000)       (35,000)      $2.00
    Exercised                             --       (123,875)      (123,875)      $0.75-2.00

    Options Vested                        --             --          7,500       $1.22
                                  ----------       --------       --------       ----------

Balance at December 31, 1997       3,577,500        298,625         68,625       $1.22-3.53

    Granted                         (415,000)       415,000             --       $2.00-4.28
    Vested                                --             --        230,000       $1.50-3.43
                                  ----------       --------       --------       ----------

Balance at December 31, 1998       3,162,500        713,625        298,625       $1.22-4.28
                                  ----------       --------       --------       ----------

    Granted                         (600,000)       600,000             --       $1.44-1.69
    Vested                                --             --        815,000       $1.69-4.28
    Cancelled                         13,625        (13,625)       (13,625)              --
                                  ----------       --------       --------       ----------

Balance at December 31, 1999       2,576,125       1,300,000      1,100,000      $1.44-4.28
                                  ----------       --------       --------       ----------


             The following table summarizes information about the No. 2 Scheme for non-executive directors and consultants options outstanding at December 31, 1999.

                                       Weighted                                   Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/99 Contractual Life Exercise Price as of 12/31/99      Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 1.44-$ 1.69         700,000        6.16           $ 1.59         500,000        $ 1.65
     $ 2.00                155,000        4.20           $ 2.00         155,000        $ 2.00
     $ 3.25-$ 4,28         445,000        5.10           $ 3.61         445,000        $ 3.61

                       -----------                       ------      ----------       -------
     $ 1.44-$ 4.28       1,300,000        5.56           $ 2.33       1,100,000        $ 2.49
                       ===========                       ======      ==========       =======

      Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16,1997. The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 1999. There were no transactions prior to 1997.

                                   Options Outstanding     Options Vested    Exercise Price
Balance at January 1, 1997                    --                    --
Granted                                  132,500                    --        $1.22 - $4.50
Options Vested                                --               110,000        $1.22 - $2.90
                                         -------               -------
Balance at 31 December 1997              132,500               110,000        $1.22 - $4.50
Granted                                   60,000                    --        $1.50
Options Vested                                --                22,500        $2.90 - $4.50
                                         -------               -------
Balance at 31 December 1998              192,500               132,500        $1.22 - $4.50

Granted                                   60,000                60,000        $1.25
Options Vested                                --                60,000        $1.50
Cancelled                                (72,500)              (72,500)       $2.90
                                         -------               -------
Balance at 31 December 1999              180,000               180,000        $1.25 - 4.50

The following table summarizes information about the outside No. 2 Scheme for non executive directors and consultants options outstanding at December 31, 1999.

                                       Weighted                                   Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/99 Contractual Life Exercise Price as of 12/31/99      Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 1.22-$ 1.50         120,000        4.95           $ 1.38         120,000        $ 1.38
     $ 3.53-$ 4,50          60,000        4.56           $ 3.69          60,000        $ 3.69

     -------------     -----------                       ------      ----------       -------
     $ 1.22-$ 4.50         180,000        4.81           $ 2.15         180,000        $ 2.15
     =============     ===========                       ======      ==========       =======

13.     STOCK COMPENSATION EXPENSE

Under U.S. GAAP, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. 1999 $(699,000) (1998: $1,664,000; 1997:
$3,048,000) of expense has been recognized for stock based employee compensation in accordance with APB 25. These expense amounts relate to options issued outside the No. 1 Plan. Had compensation expense been determined based upon the fair value at the grant date for awards as an alternate provided by SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would be $13,641,000 and $0.24 per share respectively in 1998, $24,394,000 and $0.45 per share respectively in 1998, and $16,489,000 and $0.34 per share, respectively in 1997. These amounts are for disclosure purposes only and may not be representative of future calculations, since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value of the options granted are estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 53% (1998 - 76% and 1997 - 94%), risk-free investment rate of 6.1% (1998 - 6.1%, 1997 - 6.1%), and an expected life of 6 years.

The average fair values of the options granted for each Ordinary share American Depositary Receipt during 1999, 1998 and 1997 are estimated at:

              EXERCISE PRICE ON
                 DATE OF GRANT                   1999           1998        1997
              -----------------                 -----           ----        ----

              equals market price               0.91            2.48        3.26
              exceeds market price                --              --        2.54
              below market price                  --              --        3.84
              All options                       0.91            2.48        3.61

During 1999, the Company recognized $776,000 (1998 $868,000; 1997: $840,000) of general and administrative expense relating to all stock options awarded to non-employees and consultants in exchange for services based upon the fair value of the awards at the grant date which were estimated using the Black Scholes option pricing model with the following assumptions.

Dividend yield of nil, (1997:nil) volatility of 53%, (1998:76%, 1997:85%) risk free investment rate of (1998:6.1%, 1997:6.3%) and an expected life of 4 years (1998: 4 years, 1997: 4 years).

14.     STOCKHOLDERS' EQUITY

During the year ended December 31, 1999, the outstanding Ordinary shares of the Company increased by 932,661 to 58,148,517. Ordinary shares in the amount of 625,000 were issued in August 1999 to Windsor Capital and Wallington Investments according to the terms of the Settlement Agreement dated April 13, 1999. The exercise of 116,661 Employee stock options into an equivalent number of Ordinary shares took place in the first quarter of 1999. In addition Ordinary shares totaling 176,000 were issued as private placements. Of these private placements 175,000 Ordinary shares were issued to settle accounts payable relating to the Company's operations.

The following warrants, mainly issued in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and April 13, 1999 respectively, were outstanding at December 31,1999:

                                                       Lapsed/              Warrants Unexercised
Warrants Issued     Exercise Price  Expiration Date   Cancelled  Exercised  at December 31, 1999
---------------     --------------  ---------------   ---------  ---------  --------------------
   25,000            $ 1.15625       December 1999     10,000      15,000                 --
1,100,000              5.00000       April 2001           --           --          1,100,000
3,000,000              1.20000       April 2004           --           --          3,000,000
3,333,333              1.50000       April 2009           --           --          3,333,333
1,194,285              2.00000       April 2009           --           --          1,194,285
---------                                              -----       ------          ---------
8,652,618                                              10,000      15,000          8,627,618
---------                                              -----       ------          ---------

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

        (c) The following warrants, mainly issued in association with private placements, were outstanding at December 31, 1998:

                                                             Lapsed/  Warrants Unexercised
     Warrants Issued       Exercise Price   Expiration Date Cancelled at December 31, 1998
     ---------------       --------------   --------------- --------- --------------------
           25,000              1.15625       December 1999        --           25,000
        1,100,000              5.00000       April 2001           --        1,100,000
        ---------                                            -------          -------
        1,125,000                                                 --        1,125,000
        ---------                                            -------          -------

        (d) The following Regulation S Convertible Warrants, issued in association with the placement of Convertible Debentures in 1997, remain unexercised as follows:

                Warrants Issued  Exercise Price Expiration Date  Warrants Unexercised
                ---------------  -------------- ---------------  --------------------
                  354,930           $4.4375        04/01/2000          354,930

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

15.     CALCULATION OF THE NUMBER OF ORDINARY SHARES OUTSTANDING

                                                                  Shares             Weighted
                                                                Issued and         Average Shares
                                                                Outstanding         Outstanding
                                                                -----------        --------------
Twelve Months January 1, 1997 through December 31, 1997
Shares outstanding at the beginning of the period                43,899,205          43,899,205
Exercise and Conversion of Warrants                               5,669,166           3,362,332
Options Exercised                                                   402,500             138,075
Private Placements and Conversion of Debentures                   2,215,950           1,778,417
                                                                 ----------          ----------

Shares outstanding at December 31, 1997                          52,186,821          49,178,029
                                                                 ----------          ----------

Twelve Months January 1, 1998 through December 31, 1998
Shares outstanding at the beginning of the period                52,186,821          52,186,821
Exercise and Conversion of Warrants                                 458,706             416,793
Options Exercised                                                 1,364,115             665,038
Private Placements and Conversion of Debentures                   3,206,214             960,752
                                                                 ----------          ----------

Shares outstanding at December 31, 1998                          57,215,856          54,229,404
                                                                 ----------          ----------

Twelve Months January 1, 1999 through December 31, 1999
Shares outstanding at the beginning of the period                57,215,856          57,215,856
Exercise and Conversion of Warrants                                  15,000                 739
Options Exercised                                                   116,661              89,112
Private Placements                                                  801,000             256,481
                                                                 ----------          ----------

Shares outstanding at December 31, 1999                          58,148,517          57,562,188
                                                                 ----------          ----------

16.     TAXATION

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

Deferred tax assets are comprised of the following:

                                                              December 31,
                                                          1999           1998

           Net operating loss carry forwards          $22,900,000   $19,400,000
           Start up and organization costs              3,500,000     3,500,000
           Warrants issued in connection with financing 1,400,000     1,000,000
           Reserves and accruals                          600,000       400,000
                                                        ---------    ----------

           Gross Deferred Tax Asset                    28,400,000    24,300,000
           Valuation Allowance                        (28,400,000)  (24,300,000)
                                                       ----------    ----------
           Net Deferred Tax Asset                     $        --   $        --
                                                       ==========    ==========

The difference between the effective tax rate and statutory tax rate is primarily due to the $4,100,000 increase in the valuation allowance.

Provisional tax losses available to the Company in the United Kingdom are estimated to be approximately $37,100,000 at the end of fiscal year 1999. The deferred tax asset value of these losses is approximately $11,700,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset.

Federal provisional tax losses available to the Company in the U.S. are estimated to be approximately $30,800,000 at the end of fiscal year 1999. The deferred tax asset value of these losses is approximately $10,500,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset. Federal net operating losses expire at varying dates from 2002 through 2018. California net operating losses are estimated to be approximately $11,900,000. The resulting deferred tax asset from California net operating losses is approximately $700,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2001 through 2004.

17.     INDUSTRY AND GEOGRAPHIC AREA SEGMENT

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Pharmaceutical operations and skincare operations. The Pharmaceutical operations comprise Senetek PLC and SDDT and include biopharmaceuticals, drug development, drug delivery development and the sale of monoclonal antibodies. The skincare operation comprises CCSI and includes the distribution of primarily Kinetin based skin care products to a number of markets in North America. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating results of the respective business units.

       INDUSTRY SEGMENTS                                     1999             1998             1997
       -----------------                                   --------         --------         --------
                                                                       ($ IN THOUSANDS)
        Net Sales
          Pharmaceuticals                                  $  1,301         $  1,517         $  1,167
          Skincare                                            6,962            3,155            4,555
                                                           --------         --------         --------
        Net Sales for reportable segments
          and consolidated net sales                          8,263            4,672            5,722
                                                           --------         --------         --------

        Operating (Loss)/Profit
          Pharmaceuticals                                    (7,867)         (15,378)         (12,676)
          Skincare                                            2,048           (1,711)          (2,950)
                                                           --------         --------         --------
        Total Operating (Loss) for reportable segments       (5,819)         (17,089)         (15,626)
                                                           --------         --------         --------

        Pharmaceuticals
          Operating Loss                                     (7,867)         (15,378)         (12,676)
          Interest Income                                        82              188              279
          Interest Expense (including amortization of
          Deferred Financing costs 1999 $1,042; 1998 $3,355) (1,442)          (3,355)             (50)
          Other (Expense)                                       (74)              --               --
          Settlement Expense                                 (2,718)              --               --
          Debt modification expense                              --           (2,389)              --
                                                           --------         --------         --------

       Loss Before Extraordinary item                       (12,019)         (20,934)         (12,447)

       Loss on extinguishment of debt                        (1,657)              --               --
                                                           --------         --------         --------
       Loss available to common stockholders                (13,676)         (20,934)         (12,447)
                                                           --------         --------         --------
      Skincare
          Operating Profit/(Loss)                             2,048           (1,711)          (2,950)
          Interest Expense                                     (234)             (41)             (50)
          Other Income/(Expense)                                 --              194              (92)
                                                           --------         --------         --------
       Income (Loss) available to common stockholders         1,814           (1,558)          (3,092)
                                                           --------         --------         --------
       Loss available to common stockholders for
       Reportable segments                                  (11,862)         (22,492)         (15,539)

        Assets:
          Pharmaceuticals                                     7,251            7,408            9,481
          Skincare                                            4,977            3,258            3,920
                                                           --------         --------         --------
        Total Consolidated Assets                          $ 12,228         $ 10,666         $ 13,401
                                                           --------         --------         --------

        Capital Expenditure:
          Pharmaceuticals                                     1,227            1,824            1,130
          Skincare                                               --               68               --
                                                           --------         --------         --------
        Total consolidated capital expenditure             $  1,227         $  1,892         $  1,130
                                                           ========         ========         ========

       INDUSTRY SEGMENTS                         1999             1998             1997
       -----------------                      --------         --------         --------
                                                          ($ IN THOUSANDS)
        Depreciation and Amortization:
          Pharmaceuticals                          633              406              370
          Skincare                                 364              134              178
                                              --------         --------         --------
         Total Consolidated Depreciation
           and Amortization                   $    997         $    540         $    548
                                              ========         ========         ========

        GEOGRAPHIC AREAS                          1999             1998            1997
        ----------------                        --------         --------         -------
                                                            (IN $ THOUSANDS)
        Net Sales
          United States                          7,101            3,954            5,167
          United Kingdom                           717              628              464
          Other foreign countries                  445               90               91
                                              --------         --------         --------

          Total Consolidated
                                                 8,263            4,672            5,722
                                              --------         --------         --------

          Long Lived Assets

          United States                          8,183            7,229            3,716
          United Kingdom                            89               89               93
                                              --------         --------         --------
                                              $  8,272         $  7,318         $  3,809
                                              ========         ========         ========

The Company's registered office is located in the United Kingdom from which certain scientific research and development activities are operated. The Company's Chairman is based in the United States from where liaison is effected with the U.S. investing public and from where the development of the activities of SDDT Corporation and Carme Cosmeceutical Sciences, Inc. are directed.

18.     COMMITMENTS AND CONTINGENCIES

        (a)     Research

                Under existing agreements, the Company is committed to provide funding for research programs and clinical trials of approximately $2.0 million during the year ending December 31, 2000.

        (b)     Commitments Under Operating Leases

                The Company leases certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through its subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

                Minimum future lease payments under non cancelable leases are as follows:

                      YEARS ENDING DECEMBER 31           FUTURE MINIMUM PAYMENT
                      ------------------------           ----------------------
                                                             (IN $ THOUSANDS)

                                  2000                             $406
                                  2001                              384
                                  2002                              387
                                  2003                              298
                                  2004                              310
                                  Thereafter                        977
                                                                 ------
                                                                 $2,762
                                                                 ======

                Rent expense was approximately $468,000, $575,000 and $676,000 in 1999, 1998 and 1997 respectively.

        (c)     Litigation

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

        (d)     Contingencies

                The Company has disputed a third quarter 1999 invoice from a supplier, in the amount of $350,000 for a supply of vasoactive intestinal polypeptide under a supply agreement dated April 2,1998. Management is of the opinion that an accrual for this invoice is not necessary because loss is not probable. In the opinion of management the invoice was outside the scope of contractual obligations between the Company and the supplier and the products were neither ordered nor received by Senetek.

        (e)     Employment Contracts

                The Company has entered into employment agreements with two of its officers, Frank Massino (CEO) and George Van Lear (COO). The agreements are for a three year period, but automatically renew unless specifically terminated by the Company or the employee. If the employment agreements are terminated by the Company, the officers will be entitled to an additional three years of compensation. Annual compensation under the employment agreements are $250,000 and $200,000 for Mr. Massino and Dr. Van Lear respectively. In addition the agreements provide for incentive and additional compensation under certain circumstances.

SCHEDULE II

                                   SENETEK PLC
                        VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions -
                                                ---------------------
                                   Balance,      Charges to Revenues       Deductions-      Balance,
                                 Beginning of       or Costs and           Write-offs        End of
                                    Period          Expenses (1)       Charged to Reserve    Period
                                 -------------  ---------------------  -------------------  ---------
ALLOWANCES  AGAINST TRADE AND NON TRADE RECEIVABLES:
---------------------------------------------------
Year Ended December 31,

1999. . . . . . . . . . . . . .  $     455,474         $     582,336       $         --   $ 1,037,810

1998. . . . . . . . . . . . . .         37,000               418,474                 --       455,474

1997. . . . . . . . . . . . . .         37,000                    --                 --        37,000

ALLOWANCES AGAINST INVENTORIES:
---------------------------------------

Year Ended December 31,

1999. . . . . . . . . . . . .    $    194,932          $     (34,867)      $         --    $  160,065

1998. . . . . . . . . . . . .          95,000                 99,932                 --       194,932

1997 . . . . . . . . . . . . . .       69,568                 25,432                 --        95,000