Form 10-Q
period 2000-03-31
SENETEK PLC /ENG/
filed 2000-05-15
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2000

                                      or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______



                        Commission file number 0-14691


                                  SENETEK PLC
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             England                                           77-0039728
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)


620 Airpark Road,  Napa,  California                            94558
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone no. including area code (707) 226-3900

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


                    At May 11, 2000, there were 58,414,017
                of the Registrants Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                         QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----

   Item 1 - Financial Statements

   Unaudited Consolidated Statements of Operations
   Three Months Ended March 31, 2000 and March 31, 1999                3

   Consolidated Balance Sheets
   March 31, 2000 (unaudited) and December 31, 1999                    4

   Unaudited Consolidated Statement of Stockholders' Equity
   and Comprehensive Loss Three Months ended March 31, 2000            5

   Unaudited Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2000 and March 31, 1999                6

   Notes to the Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                10

PART II.  OTHER INFORMATION                                           15

SIGNATURES                                                            16

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                             3 Months Ended   3 Months Ended
                                                March 31,        March 31,
                                                  2000             1999
                                             --------------   --------------

Revenues                                     $          980   $          934

Cost of Sales                                           422              593
                                             --------------   --------------
      Gross Profit                                      558              341

Operating Expenses:
  Research & Development                                290              869
  General & Administration                            1,140            1,585
  Marketing & Promotion                                  --               91
                                             --------------   --------------
      Total Operating Expenses                        1,430            2,545
                                             --------------   --------------
Loss from Operations                                   (872)          (2,204)

Interest income                                           7                1
Interest expense (including amortization
of deferred financing costs and discount)              (498)            (205)
Other income/(expense)- net                              (2)             (12)
                                             --------------   --------------
Net Loss available to common
Stockholders                                 $       (1,365)  $       (2,420)
                                             ==============   ==============
Basic and Diluted Loss per Ordinary
  share outstanding                          $        (0.02)          $(0.04)

  Weighted average Ordinary shares
  outstanding                                        58,272           57,216
                                             --------------   --------------

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              March 31,    December 31,
                                                                2000           1999
                                                            (unaudited)
                                                            -----------    -----------
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                  $       502    $     1,840
 Trade Receivables
 (net of provisions of $776,306 at March 31, 2000 and
 December 31, 1999)                                               1,346          1,234
 Non-Trade Receivables
 (net of provisions of $261,504 at March 31, 2000 and
 December 31, 1999)                                                 108            188
 Inventory
 (net of provisions of $160,065 at March 31, 2000 and
 December 31, 1999)                                                 315            511
 Prepaids and Deposits                                              207            183
                                                            -----------    -----------

Total Current Assets                                              2,478          3,956

 Property & Equipment, net                                        3,960          4,060
 Goodwill - net                                                   1,598          1,631
 Deferred Financing costs - net                                   2,281          2,581

TOTAL ASSETS                                                $    10,317    $    12,228
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts Payable                                                 1,389          2,230
 Accrued Liabilities                                                907          1,095
 Capital Leases                                                      42             42
 Convertible Short Term Debt                                        700            700
 Accrued Compensation on Stock Options
   - Employees                                                    2,213          2,213
   - Non-employees                                                2,484          2,484
                                                            -----------    -----------
                                                                  7,735          8,764
                                                            -----------    -----------

Long Term Liabilities
 Notes Payable, net of unamortized discount of $256,292           7,132          7,101
 Deferred License Fees                                              531            543

Commitments and Contingencies                                        --             --

Stockholders' (Deficit)/ Equity:
 Ordinary shares $0.08 (5 pence) par value:
 Authorized shares: 100,000,000
 Issued and outstanding shares:
  March 31, 2000 - 58,414,017
  December 31, 1999 - 58,148,517                                  4,718          4,697

Share Premium                                                    75,346         74,903
Accumulated Deficit                                             (85,195)       (83,830)
Equity Adjustment from Foreign Currency Translation                  50             50
                                                            -----------    -----------

Total Stockholders' Equity                                  $    (5,081)   $    (4,180)
                                                            ===========    ===========

Total Liabilities and Stockholders' Equity                  $    10,317    $    12,228
                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                   (in thousands, except shares outstanding)
                                  (unaudited)

                                                                                                      Accumulated
                                                                                                      Other
                                                                                                      Comprehensive
                                                                                                      Income
                                                       Ordinary    Shares    Share     Accumulated    Currency          Net
                                                       Shares      Amount    Premium   Deficit        Translation(1)   Equity
                                                       ----------  ------    -------   -------------  -----------     --------
Balances, January 1, 2000:                             58,148,517  $4,697    $74,903   $     (83,830) $        50     $ (4,180)

Exercise of options                                       265,500      21        443              --           --          464

Comprehensive Loss
      Net loss                                                 --      --         --          (1,365)          --       (1,365)
      Translation loss, net of tax                             --      --         --              --           --           --
Total Comprehensive Loss                                                                      (1,365)          --       (1,365)

Balances, March 31, 2000                               58,414,017  $4,718    $75,346   $     (85,195) $        50     $ (5,081)

(1) For the quarter ended March 31, 1999 the translation loss was $94 and comprehensive loss was $2,514.

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                   2000       1999
                                                 --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $ (1,365)  $ (2,420)

Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                        505        417
 Stock Option Compensation                             --        372

Changes in assets and liabilities:
 Trade Receivables (increase)/
   decrease                                          (112)       566
Non-trade Receivables decrease                         80          9
 Inventory decrease                                   196        200
 Prepaids and deposits (increase)                     (24)      (783)
 Accounts payable and accrued
   liabilities increase/(decrease)                 (1,029)     1,247
 Deferred License Fees (decrease)                     (12)        --
                                                 --------   --------

Net Cash Used by Operating Activities            $ (1,761)  $   (392)
                                                 ========   ========


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment             $    (41)  $     --
                                                 --------   --------

Net Cash Used by Investing Activities            $    (41)  $     --
                                                 ========   ========

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                      2000       1999
                                                    --------   --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Issuance of Ordinary shares from
     Exercise of Options and Warrants               $    464   $      6
                                                    --------   --------


  Net Cash Provided By Financing Activities         $    464          6
                                                    ========   ========
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              $ (1,338)  $   (386)

Cash and cash equivalents at the beginning
  of period                                            1,840        808

Effect of exchange rate changes on cash                   --        (94)

Cash and Cash Equivalents at the
  end of the period                                 $    502   $    328
                                                    ========   ========


Supplemental disclosures of cash flow information are as follows:


                                                        Amounts Paid
                                                      (in $ thousands)
                                                      2000       1999
                                                    --------   --------

    Interest                                        $    295          1
    Income Taxes                                          --         --


See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

           Notes to the Unaudited Consolidated Financial Statements

1.   Basis of Presentation

     The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 2000 and March 31, 1999. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   Liquidity

     The Company has been able to fund the loss of $1.4 million for the three months ended March 31, 2000 from existing resources and through the exercise of stock options. Management has taken steps to reduce the amount of cash used by operations. However the Company's operations may not provide sufficient internally generated cash flows to meet its projected short-term requirements and to meet the cost of developing the Company's pharmaceutical products. For the three months ended March 31, 2000 the Company reported a net loss available to Ordinary shareholders of $1,365,000.

     Research and development spending is decreasing as our current products reach the final stages of development with the majority of costs being recognized by March 31, 2000.

     Our patented Kinetin product was made commercially available during the first quarter of 1999 by way of distribution agreements entered into with ICN Pharmaceuticals Inc. and Osmotics Corporation. In December 1999 we entered into a license and supply arrangement with Obaji Medical Products Inc. for the distribution of Kinetin in a number of Asian countries. These arrangements are expected to generate additional operating cash flows in 2000.

     Management is engaged in continuing efforts to obtain sufficient financing to fund its operations for the foreseeable future, however there can be no assurance given that we will be able to obtain the necessary financing.

     Should we not obtain additional financing or generate sufficient revenues to cover our cash outflows, it is reasonably possible this would adversely impact our ability to continue as a going concern.

3.   Inventory at cost comprises:

                                                 March 31,     December 31,
                                                    2000           1999
                                                       (in thousands)
                                                ------------   ------------

     Finished Goods                             $         87   $         44
     Raw Materials                                       228            467
                                                ------------   ------------
                                                $        315   $        511
                                                ------------   ------------


4.   Options during the three months ended March 31, 2000:

     The Company issued 265,500 new Ordinary shares through the exercise of options under the Company's approved plans at an average price of $1.75 per share.

5.   Earnings per Share

     Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                       Three Months Ended
                                                            March 31,
                                                         (in thousands)
                                                     2000               1999
     Numerator:
      Basic and Diluted Net Loss
      per Ordinary share outstanding               $(1,365)           $(2,420)

     Denominator:
      Basic and diluted weighted average
      shares outstanding                            58,272             57,215


     Options and warrants to purchase 14,012,173 and 8,067,385 shares of stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

6.   Segment Reporting

                                    Three months ended March 31, 2000
                                            (in thousands)

                                      Pharmaceutical       Skincare      Total

Net sales to external customers          $    302            $ 678      $   980
Operating loss                             (1,023)             151         (872)
Loss available to common stockholders      (1,461)              96       (1,365)

                                           Three months ended March 31, 1999
                                                     (in thousands)

                                      Pharmaceutical       Skincare       Total

Net sales to external customers          $    295            $ 639      $   934
Operating loss                             (1,787)            (417)      (2,204)
Loss available to common stockholders      (1,928)            (492)      (2,420)

7.   Contingencies

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


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Except for the historical information contained herein, the statements contained in this 10-Q may be deemed forward looking statements that involve risks and uncertainties. There are certain important factors and risks, including, without limitation, the Company's need for additional financing, its history of losses and the other risks detailed from time to time in the Company's Securities and Exchange Commission filings on Form 10-K and 10-Q, including those discussed under "Factors Affecting the Company" below, that could cause results or prospects to differ materially from those anticipated by the statements made herein.

RESULTS OF OPERATIONS

Revenues
--------

Our product sales revenues of $980,000 for the first quarter of 2000 were comprised of $25,000 from the sale of named patient pharmaceutical products, $277,000 from the sale of monoclonal antibodies and $678,000 from the sale of kinetin products and skincare products.

Our product sales revenues of $934,000 for the first quarter of 1999 comprised $77,000 from the sale of named patient pharmaceutical products, $218,000 from the sale of monoclonal antibodies and $639,000 from the sale of skincare products.

The 67.5% decrease in sales of named patient pharmaceutical products was due to a halt in supply to patients while we had our products re-tested to extend the expiry dates. This was successfully accomplished for Invicorp 2.

The 27.1% increase in sales of monoclonal antibodies was due to increased volume of sales. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease, follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 6.1% increase in sales of skincare products was mainly due to two factors. Increased sales of Kinetin products to Obaji Medical Products which were offset by a decrease in direct sales of Mill Creek products. During the second quarter of 1999 our Mill Creek products were licensed to United States International Trading Corporation ("USITC") and in return we now receive royalties. We therefore have decreased volumes of sales for Mill Creek products but higher gross profit. Sales of Kinetin products to ICN Pharmaceuticals ("ICN") were depressed during the three months ended March 31, 2000 due to ICN selling out its year-end inventory position in advance of the planned launch of an enhanced Kinerase product incorporating new packaging.

Cost of Goods Sold
------------------

Cost of goods sold for the first quarter of 2000, which includes contract manufacturing and material costs, was $422,000, down 28.8% from $593,000 in the first quarter of 1999. Cost of goods sold as a percentage of sales was 43.1% for the first quarter of 2000 compared to 63.5% for the first quarter of 1999. The cost of goods sold as a percentage of sales decrease is due to increased sales of higher margin Kinetin products and the substitution of Mill Creek direct sales with royalty arrangements.

In the Pharmaceutical Sector, cost of goods sold for the first quarter of 2000 was $117,000, down 7.1% from $126,000 in the first quarter of 1999. This is due to a decrease in sales volume following the temporary halt of Invicorp named patient sales in the United Kingdom.

In the Skincare Sector, cost of goods sold for the first quarter of 2000 was $305,000, a decrease of 34.7% from $467,000 in the first quarter of 1999. This is mainly due to a favorable change in sales mix, arising from the sale of Kinetin products and the substitution of direct Mill Creek sales with royalties.

OPERATING EXPENSES

Research and Development
------------------------

Research and Development expenditure for the first quarter of 2000 was $290,000, a substantial decrease of 66.6% from $869,000 in the first quarter of 1999. Research spending on our Invicorp product has decreased as the project approaches its final development stage.

The Pharmaceutical Sector research and development accounted for 95.1% of our total research and development spending for the first quarter of 2000, compared to 98.0% for the first quarter of 1999.

In August 1999 Senetek announced that it had received word from the Medicine Control Agency in the United Kingdom and the FDA of the US that a competitor's safety trial on phentolamine mesylate revealed pre-clinical tumors (proliferation of brown fat cells). These findings are preliminary . The FDA definition of tumor is very broad and encompasses any growth, inflammatory or non inflammatory, benign or malignant and includes proliferation of brown fat cells. In Spain, Holland and some other European Union ("EU") countries, a product containing phentolamine mesylate has been recently approved for use in erectile dysfunction.

General and Administration
--------------------------

General and Administration expenses for the first quarter of 2000 totaled $1,140,000, a decrease of 28.1% from $1,585,000 in the first quarter of 1999.

Pharmaceutical Sector general and administrative expenses for the first quarter of 2000 totaled $932,000, a decrease of 27.4% from $1,285,000 in the first quarter of 1999. This decrease is mainly due to the net savings arising from our cost reduction programs which were implemented during the second quarter of 1999 combined with stricter management controls. During the first quarter of 1999 we recognized $360,000 of stock compensation expense as compared to $0 in the first quarter of 2000.

Skincare Sector general and administration expenses for the first quarter of 2000 totaled $208,000, a decrease of 30.7% from $300,000 in the first quarter of 1999. This change is due mainly to a decrease in administrative activities following the set up of licensing arrangements for the Mill Creek product line. The majority of the Carme business now involves the supply of Kinetin products to ICN Pharmaceuticals and Obaji Medical Products.

Marketing and Promotion
-----------------------

No Marketing and Promotion expenses have been recorded for the first quarter of 2000, a decrease of $91,000 from the first quarter of 1999. The decrease is due to the elimination of non-essential public relations, advertising and marketing consulting spending.

OPERATING LOSS

Operating loss for the first quarter of 2000 totaled $872,000, a decrease of 60.4% from an operating loss of $2,205,000 in the first quarter of 1999.

The operating loss in the pharmaceuticals sector for the first quarter of 2000 totaled $1,023,000, a decrease of 42.8% from $1,787,000 in the first quarter of 1999. This is mainly due to decreased research and development spending and reduced general and administrative costs.

Operating profit in the skincare sector for the first quarter of 2000 totaled $151,000, an increase of 136% from an operating loss of $417,000 in the first quarter of 1999. This was due mainly to sales of the high margin Kinetin products and the substitution of direct Mill Creek sales with royalties and decreased operating expenditure.

OTHER INCOME AND EXPENSE

Included in other expense for the first quarter of 2000 is $300,000 relating to the amortization of the deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable in April 1999.

Included in other expense was interest payable on the $7.4 million Notes amounting to $166,000 for the three months ended March 31, 2000.

During the first quarter of 1999 other expense included $205,000 relating to the amortization of deferred financing costs arising from the calculation of the fair value of warrants issued in connection with the 1998 Line of Credit which was extinguished in April 1999.

For a full discussion of the April 1999 financing activities please refer to notes 10 and 11 to the financial statements included in the Company's 1999 annual report on Form 10-K.

TAXATION

Gross deferred tax assets, which approximate $28.4 million, and relate periodically to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2000, the Company's liquidity represented by cash and deposits at banks decreased by $1,338,000 to $502,000. Net cash used by operating activities from continuing operations totaled $1,761,000 in the first quarter of 2000, an increase of $1,369,000 from the first quarter of 1999. The overall decrease was attributed primarily to the payment of outstanding payables during the quarter ended March 31, 2000. Our consolidation and corporate restructuring programs have reduced our operating costs. The financing completed in April 1999 has so far proved sufficient to fund our activities.

History of Losses
-----------------

Although we were formed almost 17 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has only produced $29,361,000 in gross revenues and has cumulative losses of $85,195,000(including a net loss of $11,862,000 in fiscal 1999).

There can be no assurance that marketing of our biopharmaceutical products will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2000.

With respect to our recurring operating cash losses, we implemented major cost reduction programs in 1999 to reduce operating expenses to include:

  . In the UK, effective May 31, 1999 we combined two offices into one with a reduction in headcount of 7.

  . In the US, effective August 31, 1999 we closed our St Louis research facility with a reduction in headcount of 4.

  . Effective January 1999 we substantially reduced costs in the areas of public relations, advertising and travel.

  . In the US, the licensing of our Mill Creek product line in the second quarter of 1999, enabled us to reduce substantially our Carme Cosmeceutical Sciences operation. In May 2000 we entered into an agreement to sublet the warehouse at our Napa facility to a third party.

Need for Financing
------------------

The company expects to require additional sources of liquidity, either through an increase in revenue or external funding sources, to fund its operations during fiscal year 2000 and beyond. Additional revenue sources will not have an immediate effect on liquidity due to our investment in net working capital. If the company fails to obtain the necessary external financing or to generate sufficient revenues from its continuing operation it will be required to curtail its operations. There can be no assurance that we will generate sufficient revenues in fiscal year 2000 or that we will be able to obtain necessary financing from external sources. If our cash requirements cannot be successfully addressed, there would be a material adverse effect on our business, financial condition and results of operations. Further, our independent auditors report on our 1999 consolidated financial statements stated that "[Senetek] has suffered recurring losses from its operations and . . . its ability to continue research activities to a stage where it has a product available for sale is dependent upon [Senetek's] ability to continue as a going concern."

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

Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

 (a)    Exhibits

        27.1    Financial Data Schedule.

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the first quarter of 2000.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SENETEK PLC
                                        (Registrant)



      Date:   May 15, 2000              /S/ FRANK J MASSINO
              ------------------        ------------------------
                                          Frank J Massino
                                          Chief Executive Officer


      Date:   May 15, 2000              /S/ CHARLES M BIAMA
              ------------------        ------------------------
                                          Charles M Biama
                                          Chief Financial Officer