Form 10-Q
period 2000-06-30
SENETEK PLC /ENG/
filed 2000-08-11
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2000

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

620 Airpark Road,  Napa,  California                               94558
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

                               Yes [X]    No [_]

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest date practicable.

                   At August 11, 2000, there were 58,421,117
                of the Registrant's Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000

PART I.  FINANCIAL INFORMATION                                     Page
                                                                   ----
   Item 1 - Financial Statements

   Unaudited Consolidated Statements of Operations
   Three Months Ended June 30, 2000 and June 30, 1999                3
   Six Months Ended June 30, 2000 and June 30, 1999

   Consolidated Balance Sheets
   June 30, 2000 (unaudited) and December 31, 1999                   4

   Unaudited Consolidated Statement of Stockholders' Deficit
   and Comprehensive Loss Six Months ended June 30, 2000             5

   Unaudited Consolidated Statements of Cash Flows
   Six Months Ended June 30, 2000 and June 30, 1999                  6

   Notes to the Unaudited Consolidated Financial Statements          8

   Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                              11

   Item 3 - Quantitative and Qualitative Disclosures about
   Market Risk.                                                     18

PART II.  OTHER INFORMATION                                         18

SIGNATURES                                                          20

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (Unaudited)

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                        ------------------    ------------------
                                         2000       1999        2000       1999
                                        -------    -------    -------    -------
Revenues:
     Product Sales                      $   778    $ 1,759    $ 1,758    $ 2,693

     Cost of Sales                          280        620        702      1,213
                                        -------    -------    -------    -------

     Gross Profit                           498      1,139      1,056      1,480

Operating Expenses:
     Research & Development                 398        811        688      1,680
     General & Administration             1,379      2,093      2,519      3,678
     Marketing & Promotion                   --        128         --        219
                                        -------    -------    -------    -------
     Total Operating Expenses             1,777      3,032      3,207      5,577
                                        -------    -------    -------    -------
Loss from Operations                     (1,279)    (1,893)    (2,151)    (4,097)

Other income (expense):
     Settlement Expense (Note 3)             --     (2,718)        --     (2,718)
     Interest Income                          8         40         15         41
     Interest Expense (Including
     amortization of deferred financing
     costs and discount)                   (505)      (443)    (1,003)      (650)
     Other                                   (3)      (144)        (5)      (154)
                                        -------    -------    -------    -------
Loss before extraordinary loss on
extinguishment of debt                   (1,779)    (5,158)    (3,144)    (7,578)

Extraordinary Loss on
extinguishment of debt(Note 3)               --     (1,657)        --     (1,657)
                                        -------    -------    -------    -------
Net loss available to common
stockholders                            $(1,779)   $(6,815)   $(3,144)   $(9,235)
                                        =======    =======    =======    =======
     Basic and diluted loss before
     extraordinary item per
     Ordinary share outstanding         $ (0.03)   $ (0.09)   $ (0.05)   $ (0.13)

     Basic and diluted loss from
     extinguishment of debt per
     Ordinary share outstanding         $ (0.00)   $ (0.03)   $ (0.00)   $ (0.03)

     Basic and diluted loss per
     Ordinary share outstanding         $ (0.03)   $ (0.12)   $ (0.05)   $ (0.16)

     Weighted average
     Ordinary shares
     Outstanding                         58,416     57,258     58,343     57,237

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       June 30,       December 31,
                                                                         2000             1999
                                                                     (unaudited)
                                                                     -----------      ------------
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                              $  2,575          $  1,840
 Trade Receivables
 (net of provisions of $911,306 at June 30, 2000 and $776,306
 December 31, 1999)                                                          959             1,234
 Non-Trade Receivables
 (net of provisions of $126,504 at June 30, 2000 and $261,504
 December 31, 1999)                                                           49               188
 Inventory
 (net of provisions of $160,065 at June 30, 2000 and
 December 31, 1999)                                                          472               511
 Prepaids and Deposits                                                        60               183
                                                                        --------          --------
Total Current Assets                                                       4,115             3,956

 Property & Equipment, net                                                 3,945             4,060
 Goodwill - net                                                            1,564             1,631
 Deferred Financing costs - net                                            1,981             2,581
                                                                        --------          --------
TOTAL ASSETS                                                            $ 11,605          $ 12,228
                                                                        ========          ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts Payable                                                          1,579             2,230
 Accrued Liabilities                                                         594             1,095
 Capital Leases                                                               89                42
 Convertible Short Term Debt                                                 700               700
 Accrued Compensation on Stock Options
   - Employees                                                             2,213             2,213
   - Non-employees                                                         2,484             2,484
                                                                        --------          --------
                                                                           7,659             8,764

Long Term Liabilities
 Notes Payable
 (net of unamortized discount of $224,792 at June 30, 2000
 and $287,792 at December 31, 1999)                                        7,164             7,101
 Deferred License Fees                                                     2,887               543
                                                                        --------          --------
Total Liabilities                                                       $ 17,710          $ 16,408
                                                                        --------          --------

Commitments and Contingencies                                                 --                --

Stockholders' (Deficit):
 Ordinary shares $0.08 (5 pence) par value:
 Authorized shares: 100,000,000
 Issued and outstanding shares:
  June 30, 2000 - 58,421,117
  December 31, 1999 - 58,148,517                                           4,719             4,697

Share Premium                                                             76,117            74,903
Accumulated Deficit                                                      (86,974)          (83,830)
Equity Adjustment from Foreign Currency Translation                           33                50
                                                                        --------          --------

Total Stockholders' (Deficit)                                           $ (6,105)         $ (4,180)
                                                                        ========          ========

Total Liabilities and Stockholders' (Deficit)                           $ 11,605          $ 12,228
                                                                        ========          ========

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                   (in thousands, except shares outstanding)
                                  (unaudited)

                                                                                        Accumulated
                                                                                        Other
                                                                                        Comprehensive
                                                                                        Income
                                             Ordinary    Shares  Share    Accumulated   Currency        Net
                                             Shares      Amount  Premium  Deficit       Translation(1)  Equity
                                             ----------  ------  -------  ------------  --------------  ---------
Balances, January 1, 2000:                   58,148,517  $4,697  $74,903  $   (83,830)  $        50     $ (4,180)

Exercise of options                             272,600      22      452           --            --          474

One million warrants issued in connection
with Revlon Licensing Agreement                                      762                                     762

Comprehensive Loss
 Net loss                                            --      --       --       (3,144)           --       (3,144)
 Translation loss, net of tax                        --      --       --           --           (17)         (17)
                                             ----------  ------  -------  -----------   -----------     --------
Total Comprehensive Loss                                                       (3,144)          (17)      (3,161)
                                             ----------  ------  -------  -----------   -----------     --------
Balances, June 30, 2000                      58,421,117  $4,719  $76,117  $   (86,974)  $        33     $ (6,105)
                                             ==========  ======  =======  ===========   ===========     ========

(1) For the three months ended June 30, 2000 the translation loss was $0 and the comprehensive loss was $1,365.

     For the six months ended June 30, 1999 the translation loss was $19 and the comprehensive loss was $9,235. For the three months ended June 30, 1999 the translation gain was $75 and the comprehensive loss $6,815.

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                      2000      1999
                                                   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $ (3,144)  $ (9,235)

Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                          332        320
 Stock Option Compensation                               --        744
 Amortization of Deferred Finance costs                 663        500
 Settlement Expenses                                     --      2,718
 Extinguishment of Debt                                  --      1,657

Changes in assets and liabilities:
 Trade Receivables decrease                             275        408
 Non-trade Receivables decrease/(increase)              139       (138)
 Inventory decrease/(increase)                           39        (37)
 Prepaids and deposits decrease                         123        156
 Accounts payable and accrued Liabilities
   (decrease)                                        (1,106)      (434)
 Deferred License Fees increase                       3,106        100
                                                   --------   --------

Net Cash Provided/(Used)by Operating Activities    $    427   $ (3,241)
                                                   ========   ========

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment               $   (149)  $   (113)
                                                   --------   --------

Net Cash Used by Investing Activities              $   (149)  $   (113)
                                                   ========   ========

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of Issuance of Ordinary shares from
  Exercise of Options and Warrants                 $    474   $    118
 Proceeds from Notes Payable issued net of
  $249,000 cash finance costs                            --      4,751
                                                   --------   --------

 Net Cash Provided By Financing Activities         $    474   $  4,869
                                                   ========   ========

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                              Six Months Ended
                                                  June 30,
                                               2000       1999
                                             --------   --------

Effect of exchange rate changes on cash          (17)       (19)

                                             -------    -------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       $   735    $ 1,496

Cash and cash equivalents at the beginning
  of period                                    1,840        808

                                             -------    -------
Cash and Cash Equivalents at the
  end of the period                          $ 2,575    $ 2,304
                                             =======    =======

Supplemental disclosures of cash flow information are as follows:

                                                Amounts Paid
                                              (in $ thousands)
                                              2000       1999
                                             -------    -------

 Interest                                    $   590    $   150
 Income Taxes                                     --         --

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the six months ended June 30, 2000. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S.
     GAAP) and reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the balance sheets. The interim consolidated financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These interim unaudited statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

     Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be achieved for the full fiscal year.

 2.  Liquidity

     The Company has funded losses of $1.8 million and $3.1 million for the three and six months ended June 30, 2000 from revenues and existing resources, including a $3 million license fee recorded this quarter. Management has reduced operational expenditures through the elimination of non-essential facilities, reduction in staffing, improved purchasing efficiencies, and the out-licensing of non-core product lines.

     In June 2000 we received a $3 million non-refundable license fee from Revlon Consumer Products in exchange for worldwide rights for Kinetin in the mass market, excluding parts of Asia. In connection with the Revlon licensing agreement we issued to Revlon 1.0 million 3 year share warrants to purchase an equivalent number of Senetek PLC Ordinary shares at an exercise price of $6.00 per share. The fair value of the warrants issued was calculated as $762,000 using the Black Scholes option pricing model, assuming an expected life of 3 years, annualized volatility of 92% and a risk free investment return of 6.0% per annum. The $762,000 deferred financing cost has been netted against the $3.0 million deferred license income and will be amortized over the term of the agreement.

     In April 1999 we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding indebtedness that would have been due in April 2000 for two new notes bearing interest at 8% per annum and maturing in April 2002.

     Research and development spending has decreased as our Invicorp sexual dysfunction product reaches the final stages of development in Europe with most costs recognized by June 30,2000. However, we expect future research and development spending for sexual dysfunction to increase significantly as we commence trials for Invicorp in the U.S. and start development work on the topical peptide program with Tel Aviv University and the Weizmann Institute of Science in Israel.

     Our patented Kinetin product was made commercially available during the first quarter of 1999 by reason of a distribution agreement entered into with ICN Pharmaceuticals Inc. Additional license agreements have been entered into with OMP Inc.(December 1999) OMP Inc. and Rohto Pharmaceuticals (March 2000) Revlon Consumer Products (June 2000) and The Body Shop (June 2000).

     Our cash position at year-end 1999 was $1,840,000, the Company's current cash position is $2,000,000 and the improved cash position is expected to fund operations through Fiscal 2000. The company expects to acquire additional sources of liquidity, either through an increase in revenue or external funding sources, to fund its operations during fiscal year 2000 and beyond. There can, however, be no assurance that we will generate sufficient revenues over the coming 12 months or that we will be able to obtain necessary financing from external sources.

3.   Financing Activities

     In April 1999 we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement in exchange for new notes bearing interest at 8% per annum and maturing in April 2002. The notes require semi annual payment of interest only until maturity and are secured by the Company's assets.

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

     The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the 3,333,333 Series C warrants were included in the loss on extinguishment of debt discussed below as these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

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

4.   Inventory at cost, net of reserves comprises:

                            June 30,    December 31,
                              2000          1999
                            --------    ------------
                                 (in thousands)


          Finished Goods      $ 41          $ 44
          Raw Materials        431           467
                              ----          ----
                              $472          $511

5.   Options during the six months ended June 30, 2000:

     The Company issued new Ordinary shares amounting to 272,600 through the exercise of options under the Company's approved plans at an average price of $1.74 per share.

     Options were granted under the Company's No. 1 plan for employees amounting to 320,000, at exercise prices ranging from $1.41 to $2.03.

6.   Earnings per Share

     Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                            Three Months Ended       Six Months Ended
                                                 June 30                  June 30
                                            ------------------       ----------------
                                              2000      1999           2000      1999
                                              (in thousands)           (in thousands)
Numerator:
Basic and Diluted Net Loss
Per ordinary share outstanding              $ 1,779   $ 6,815        $ 3,144  $ 9,235

Denominator:
Basic and diluted weighted average           58,416    57,258         58,343   57,237

     Options and warrants to purchase 14,325,073 shares of stock were outstanding at June 30,2000 and options and warrants to purchase 16,262,231 shares of stock were outstanding at June 30,1999 but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

7.   Segment Reporting

                        Three months ended June 30,2000
                                (in thousands)

                                         Pharmaceutical   Skincare    Total
                                         --------------   --------   --------

      Net sales to external customers        $   360       $  418    $   778
      Operating loss                          (1,088)        (191)    (1,279)
      Loss before taxation                    (1,588)        (191)    (1,779)

                        Three months ended June 30,1999
                                (in thousands)


                                         Pharmaceutical   Skincare    Total
                                         --------------   --------   --------

      Net sales to external customers        $   355       $1,404    $ 1,759
      Operating loss (income)                 (2,662)         769     (1,893)
      (Loss) income before extraordinary      (5,818)         660     (5,158)
      item

                         Six months ended June 30,2000
                                (in thousands)


                                         Pharmaceutical   Skincare    Total
                                         --------------   --------   --------

     Net sales to external customers         $   662       $1,096    $ 1,758
     Operating loss                           (2,111)         (40)    (2,151)
     Loss before taxation                     (3,049)         (95)    (3,144)

                         Six months ended June 30,1999
                                (in thousands)


                                         Pharmaceutical   Skincare    Total
                                         --------------   --------   --------

       Net sales to external customers       $   651       $2,042    $ 2,693
       Operating loss(income)                 (4,449)         352     (4,097)
       (Loss) income before extraordinary     (7,746)         168     (7,578)
        item

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

RESULTS OF OPERATIONS

Revenues

Sales of pharmaceutical products includes sales of monoclonal antibodies and named patient pharmaceutical products.

Our product sales revenues of $778,000 for the second quarter of 2000 comprised of $360,000 from the sale of pharmaceutical products and $418,000 from the sale of Kinetin products and skincare products.

Our product sales revenues of $1,759,000 for the second quarter of 1999 comprised $355,000 from the sale of pharmaceutical products and $1,404,000 from the sale of Kinetin products and skincare products.

The 1.1% increase in pharmaceutical products sales for the second quarter of 2000 compared to the second quarter of 1999 was due to an increase in sales volume.

The 70.2% sales decrease in Kinetin and skincare products sales for the second quarter of 2000 compared to the second quarter of 1999 was due mainly to a decrease in supply of Kinetin products to ICN Pharmaceuticals. ICN has advised us that it is reducing its inventory of Kinerase in preparation of launching our proprietary new and enhanced Kinerase products. ICN has advised us that it has increased its user base from 2000 to 4500 direct accounts.

Our product sales revenues of $1,758,000 for the first six months of 2000 comprised $662,000 from the sale of pharmaceutical products and $1,096,000 from the sale of Kinetin products and skincare products.

Our product sales revenues of $2,693,000 for the first six months of 1999 comprised $651,000 from the sale of pharmaceutical products and $2,042,000 from the sale of Kinetin products and skincare products.

The 1.7% increase in pharmaceutical products sales for the first six months of 2000 compared to the first six months of 1999 was due to an increase in sales volume.

The 46.3% sales decrease in Kinetin and skincare products sales for the first six months of 2000 compared to the first six months of 1999 was due to three factors. Increased Kinetin product sales to Obaji Medical Products were offset by a decrease in direct sales of Mill Creek products which have been replaced with quarterly royalties and a decrease in sales of Kinetin products to ICN Pharmaceuticals. ICN has advised us that it is reducing its inventory of Kinerase in preparation of launching our proprietary new and enhanced Kinerase products.

Cost of Goods Sold

Despite fluctuations in revenue we have been able to maintain and slightly improve our gross margins.

Cost of goods sold for the second quarter of 2000, which includes contract manufacturing and material costs, was $280,000, down 54.8% from $620,000 in the second quarter of 1999. The reduction is due mainly to a decrease in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the company receives royalties. We have also derived savings from the implementation of a cost reduction program which combines more efficient in house procurement systems including stricter vendor selection criteria.

In the Pharmaceutical Sector, cost of goods sold for the second quarter of 2000 was $138,000, down 7.3% from $150,000 in the second quarter of 1999.

This reflects a decrease in named patient sales resulting from an interruption of Invicorp supply during repositioning of the product in a more cost efficient drug delivery device.

In the Skincare Sector, cost of goods sold for the second quarter of 2000 was $142,000, a decrease of 70.0% from $470,000 in the second quarter of 1999. This is due mainly to a 70.2% decrease in net sales of skincare products that included a reduction in sales volumes as a result of out-licensing and of the Mill Creek and Silver Fox lines for which the Company receives royalties. We have also derived savings from the implementation of a cost reduction program that combines more efficient in house procurement systems including stricter vendor selection criteria.

Cost of goods sold for the first six months of 2000, which includes contract manufacturing and material costs, was $702,000, down 42.1% from $1,213,000 in the first six months of 1999. The decrease is due mainly to a 46.3% decrease in net sales in the skincare sector that included a reduction in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the Company receives royalties. We have also derived savings from the implementation of a cost reduction program which combines more efficient in house procurement systems including stricter vendor selection criteria.

In the Pharmaceutical Sector, cost of goods sold for the first six months of 2000 was $256,000, down 7.2% from $276,000 in the first six months of 1999. This reflects an interruption of Invicorp supply during repositioning of the product in a more cost efficient drug delivery device.

In the Skincare Sector, cost of goods sold for the first six months of 2000 was $446,000, a decrease of 52.4% from $937,000 in the first six months of 1999. This is mainly due to a 46.3% decrease in net sales that include a reduction in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the company receives royalties.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.

                                   Three Months Ended         Six Months Ended
                                        June 30                   June 30
                                   ------------------         ----------------
                                   2000          1999         2000        1999
                                   ----          ----         ----        ----
     Cost of Goods Sold             36%           35%          40%         45%

     Gross Profit                   64%           65%          60%         55%

OPERATING EXPENSES

Research & Development

Research and Development expenditures for the second quarter of 2000 were $398,000, a decrease of 50.9% from $811,000 in the second quarter of 1999. This reduction in expenditures results from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development.

Pharmaceutical Sector research and development accounted for 94.2% of our total research and development spending for the second quarter of 2000, compared to 98.8% for the second quarter of 1999. The decreased expenditure is due mainly to the fact that development spending for Invicorp in Europe has reached final stages and we have recognized savings arising from the closure of our St Louis research operations in August 1999.

In August 1999 Senetek announced that it had received word from the Medicines Control Agency of the United Kingdom and the FDA of the US that a competitor's safety trial on phentolamine mesylate revealed preclinical tumors (proliferation of brown fat cells). The Committee on Safety of Medicines in the UK met at the end of July to review the phentolamine situation. We received a letter dated August 8, 2000 from the Medicines Control Agency confirming that the Committee on the Safety of Medicines had advised the Medicines Control Agency that the development of hibernomas in rat carcinogenicity studies with phentolamine mesylate do not represent a significant carcinogenic risk to humans. The Medicines Control Agency went on to say that as there is no longer a safety concern with Invicorp, the clinical hold is now lifted.

In June 2000 we received a Marketing Authorization Approval from the Medicines Assessment Advisory Committee in New Zealand. Invicorp received approval in Denmark in 1998 and approval in the UK is anticipated during 2000.

Research and Development expenditure for the first six months of 2000 was $688,000, a decrease of 59.0% from $1,680,000 compared to the first six months of 1999. This reduction in expenditures results from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development.

Pharmaceutical Sector research and development accounted for 94.6% of our total research and development spending for the first six months of 2000, compared to 98.4% for the first six months of 1999.

However, we expect future research and development spending for sexual dysfunction to increase significantly as we prepare for Invicorp clinical trials in the U.S. and start development work on the topical peptide program with The University of Tel Aviv and the Weizmann Institute of Science in Israel.

General and Administration

General and Administration expenses for the second quarter of 2000 totaled $1,379,000, a decrease of 34.1% from $2,093,000 in the second quarter of 1999. This is due mainly to net savings arising from the cost reduction programs we implemented in the second quarter of 1999. These savings are partly offset by substantial legal expenses as we contest the Osmotics litigation and to ensure a rigorous patent and trademark strategy to protect our key intellectual property.

Pharmaceutical Sector general & administrative expenses for the second quarter of 2000 totaled $934,000, a decrease of 52.2% from $1,956,000 in the second quarter of 1999. This decrease is mainly due to the net savings arising from our cost reduction programs which were implemented during the second quarter of 1999 combined with stricter management controls. During the second quarter of 1999 we recognized $384,000 of stock compensation expense as compared to $0 in the second quarter of 2000.

Skincare Sector general and administration expenses for the second quarter of 2000 totaled $445,000, an increase of 225% from $137,000 in the second quarter of 1999. This is due mainly to legal expenses incurred in connection with licensing arrangements.

General and Administration expenses for the first six months of 2000 totaled $2,519,000, a decrease of 31.5% from $3,678,000 in the first six months of 1999.

Pharmaceutical Sector general & administration expenses for the first six months of 2000 totaled $1,866,000, a decrease of 38.0% from $3,010,000 in the first six months of 1999. This decrease is mainly due to the net savings arising from the results of cost reduction programs implemented in the second quarter of 1999 combined with stricter management controls. During the first six months of 1999 we recognized $744,000 of stock compensation expense as compared to $0 in the first six months of 2000.

Skincare Sector general and administration expenses for the first six months of 2000 totaled $653,000, a decrease of 2.2% from $668,000 in the first six months of 1999. We recorded approximately $300,000 of legal expenses in the second quarter of 2000 mainly in connection with licensing arrangements.

Marketing and Promotion

Marketing and promotion expenses in the second quarter of 2000 totaled $0, a decrease of 100% from $128,000 in the second quarter of 1999. This decrease is due to the elimination of non-essential advertising and marketing consulting spending.

Marketing and promotion expenses in the first six months of 2000 totaled $0, a decrease of 100.0% from $219,000 in the first six months of 1999. The decrease is due to the elimination of non-essential marketing expenditures.

OPERATING LOSS

The operating loss for the second quarter of 2000 totaled $1,279,000, a decrease of 32.4% from $1,893,000 in the second quarter of 1999.

The operating loss in the pharmaceuticals sector for the second quarter of 2000 totaled $1,088,000, a decrease of 59.1% from $2,662,000 in the second quarter of 1999. This is mainly due to the results of our cost reduction program.

The operating loss in the skincare sector for the second quarter of 2000 totaled $191,000, a decrease of 125% from a profit of $769,000 in the second quarter of 1999. This was mainly due to decreased net sales of Kinetin and skincare products. Increased Kinetin product sales to OMP, Inc. were offset by a decrease in direct sales of Mill Creek products which have been replaced with quarterly royalties and a decrease in sales of Kinetin products to ICN Pharmaceuticals.ICN has advised us that it is reducing its inventory of Kinerase in preparation of launching our proprietary new and enhanced Kinerase products.

The operating loss for the first six months of 2000 totaled $2,151,000, a decrease of 47.5% from $4,097,000 in the first six months of 1999.

The operating loss in the pharmaceuticals sector for the first six months of 2000 totaled $2,111,000, a decrease of 52.6% from $4,449,000 in the first six months of 1999. This is mainly due to the results of our cost reduction program and maximized utilization of company resources.

The operating loss in the skincare sector for the first six months of 2000 totaled $40,000, a decrease of 111% from a profit of $352,000 in the first six months of 1999. This was mainly due to decreased net sales of Kinetin and skincare products.

OTHER INCOME AND EXPENSE AND EXTRAORDINARY ITEM

Included in other expense for the second quarter of 2000 is interest expense on notes payable of $7,389,000 amounting to $166,000. Also included in other expense for the second quarter of 2000 is $300,000 relating to the amortization of deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the notes payable.

Included in other expense for the second quarter of 1999 is $2.7 million relating to the fair value of Series A warrants and Ordinary shares issued to

Windsor Capital and others for the settlement of disputes arising from commitments made by the previous management of the Company.

The Company refinanced $2.4 million in debt during the second quarter of 1999. The terms of the refinance represented a substantial modification of the original terms resulting in a $1.7 million extraordinary loss.

Included in other expense for the first six months of 2000 is interest expense on notes payable of $7,389,000 amounting to $332,000. Also included in other expense for the second quarter of 2000 is $600,000 relating to the amortization of deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the notes payable.

Included in other expense for the first six months of 1999 is $2.7 million relating to the fair value of Series A warrants and Ordinary shares issued to Windsor Capital and others for the settlement of disputes arising from commitments made by the previous management of the Company. Also included were deferred financing costs of $205,000 arising from the calculation of the fair value of warrants issued in connection with a 1998 Line of Credit which was extinguished in April 1999.

The Company refinanced $2.4 million this debt during the second quarter of 1999. The terms of the refinance represented a substantial modification of the original terms resulting in a $1.7 million extraordinary loss.

Taxation

Gross deferred tax assets, which approximate $29.4 million, and relate periodically to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company's liquidity represented by cash and deposits at banks increased by $735,000 to $2,575,000.

Net cash provided by operating activities from continuing operations totaled $427,000 in the first six months of 2000, an increase of $3,668,000 from the first six months of 1999. The overall increase was partially attributed to a $1,147,000 decrease in operating losses adjusted for non cash expenses and $2,521,000 for changes in working capital. The change in working capital includes a licensing fee of $3 million from Revlon, which is referred to below. Our consolidation and corporate cost reduction programs have reduced our operating costs.

In June 2000 we received a $3,000,000 non refundable license fee from Revlon Consumer Products in return for the rights to distribute Kinetin products in the global mass market excluding certain Asian countries. These monies and the financing completed in April 1999 have thus far proved sufficient to fund our development activities and operating costs.

History of Losses

Although we were formed almost 16 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has only produced $30,139,000 in gross revenues and has cumulative losses of $86,974,000 (including a net loss of $11,862,000 in fiscal 1999).

There can be no assurance that marketing of our biopharmaceutical products will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2000.

Our recent licensing agreements with Revlon, The Body Shop, OMP Inc. and Rohto Pharmaceuticals entitle us to be paid additional royalty incomes based on the licensees' net sales during the first half of 2001.

With respect to our recurring operating cash losses, we have implemented major cost reduction programs in 1999 and 2000 to reduce operating expenses to include:

     - In the UK, effective May 31, 1999 we combined two offices into one with a 55% reduction in staff.

     - In the US, further cost savings occurred upon closing our St Louis research facility and combining these operations with our Napa headquarters during the second half of 1999.

     - Substantial reduction of costs in the areas of payroll, equipment leasing costs, advertising and travel related expense, consulting fees.

     - In the US, the licensing of our Mill Creek product line in the second quarter of 1999, enabled us to reduce substantially our Carme Cosmeceutical Sciences operation. In May 2000 we entered into an agreement to sublet 8,500 sq. ft of warehouse space in our Napa facility to a third party.

Need for Financing

Our cash position at year-end 1999 was $1,840,000, the Company's current cash position is $2,000,000 and the improved cash position is expected to fund operations through Fiscal 2000. The company expects to acquire additional sources of liquidity, either through an increase in revenue or external funding sources, to fund its operations during fiscal year 2000 and beyond. There can, however, be no assurance that we will generate sufficient revenues over the coming 12 months or that we will be able to obtain necessary financing from external sources.

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

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During January 2000, Senetek and CCSI terminated the licensing agreement with Osmotics Corporation for multiple breaches of contract, including non-payment of royalties and selling outside its authorized channel of distribution. The dispute is now pending before the American Arbitration Association (AAA). Osmotics claims that it owes no royalties or damages arising from post-termination or other infringement of Senetek's Kinetin patents, because the patents are invalid. In August 2000 Osmotics filed suit in the United States District Court for the Northern District of California seeking a declaratory judgment that Senetek's Kinetin-related patents are invalid. Senetek and CCSI have not been formally served with the complaint, but intend to defend Osmotics' claims vigorously. Senetek and CCSI seek to have their claims of breach of contract decided by the panel of AAA arbitrators in Los Angeles, California pursuant to the arbitration provision in the licensing agreement with Osmotics, notwithstanding Osmotics' filing of the declaratory judgment on patent issues in Federal District Court. Management does not feel that the termination of the Osmotics license agreement, the AAA dispute, nor Osmotics' request for declaratory judgment will have a material adverse effect on the Company.

Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

  (a)   Exhibits

        27.1  Financial Data Schedule.

  (b)   Reports on Form 8-K

  The Company filed a Form 8-K on July 17, 2000, reporting the following:

  Item 5. OTHER EVENTS

George Van Lear has resigned as President of Senetek Plc and has left the Company to pursue other opportunities. Frank Massino, the Company's Chief Executive Officer, will assume Dr. Van Lear's duties as President. Senetek Plc has no immediate plans to seek a replacement for Dr. Van Lear.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENETEK PLC
                                        (Registrant)

  Date: August 11, 2000                    /s/ FRANK J MASSINO
        ---------------                 --------------------------------
                                          Frank J Massino
                                          Chief Executive Officer

  Date: August 11, 2000                    /s/ STEWART W SLADE
        ---------------                 --------------------------------
                                          Stewart W Slade
                                          Acting Principal Financial and
                                          Accounting Officer