Form 10-Q
period 2000-09-30
SENETEK PLC /ENG/
filed 2000-11-08
CIK 789944

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2000

                                      or

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


                  At October 26, 2000, there were 58,432,117
                of the Registrant's Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                       QUARTER ENDED September 30, 2000


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

     Item 1 - Financial Statements

     Unaudited Consolidated Statements of Operations
     Three Months Ended September 30, 2000 and September 30, 1999           3
     Nine Months Ended September 30, 2000 and September 30, 1999

     Consolidated Balance Sheets
     September 30, 2000 (unaudited) and December 31, 1999                   4

     Unaudited Consolidated Statement of Stockholders' Deficit
     and Comprehensive Loss Nine Months ended September 30, 2000            5

     Unaudited Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2000 and September 30, 1999            6

     Notes to the Unaudited Consolidated Financial Statements               8

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   12

PART II.  OTHER INFORMATION                                                19

SIGNATURES                                                                 20

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (Unaudited)


                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                       --------------------  --------------------
                                                          2000        1999     2000        1999
                                                       --------     -------  --------    --------
Revenues:
    Product Sales                                      $  1,223   $  3,405   $  2,981   $  6,098

    Cost of Sales                                           476      1,340      1,178      2,553
                                                      ---------   --------   --------   --------
    Gross Profit                                            747      2,065      1,803      3,545

Operating Expenses:
    Research & Development                                   55        720        743      2,400
    General & Administration                              1,170        947      3,689      4,625
    Marketing & Promotion                                    --          5         --        224
                                                      ---------   --------   --------   --------
    Total Operating Expenses                              1,225      1,672      4,432      7,249
                                                      ---------   --------   --------   --------
Income/(Loss) from Operations                              (478)       393     (2,629)    (3,704)

Other income (expense):
    Settlement Expense (Note 3)                              --         --         --     (2,718)
    Interest Income                                          19         66         34        107
    Interest Expense (Including
    amortization of deferred financing
    costs and discount)                                    (524)      (433)    (1,527)    (1,083)
    Other                                                     1        155         (4)         1
                                                      ---------   --------   --------   --------
Income (Loss) before extraordinary loss on
extinguishment of debt                                     (982)       181     (4,126)    (7,397)

Extraordinary Loss on
extinguishment of debt(Note 3)                               --         --         --     (1,657)
                                                      ---------   --------   --------   --------
Net income/(loss) available to common
stockholders                                          $    (982)  $    181   $ (4,126)  $ (9,054)
                                                      =========   ========   ========   ========
    Basic and diluted income/(loss) before
    extraordinary item per
    Ordinary share outstanding                        $   (0.02)  $   0.00   $  (0.07)  $  (0.13)

    Basic and diluted (loss) from
    extinguishment of debt per
    Ordinary share outstanding                        $      --   $     --   $     --   $  (0.03)

    Basic and diluted income/(loss) per
    Ordinary share outstanding                        $   (0.02)  $   0.00   $  (0.07)  $  (0.16)

    Weighted average
    Ordinary shares
    Outstanding                                          58,431     57,561     58,389     57,416

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                      September 30,   December 31,
                                                                          2000           1999
                                                                       (unaudited)
                                                                      -------------   -------------
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                             $   1,556       $  1,840
 Trade Receivables
 (net of provisions of $911,306 at September 30, 2000 and $776,306
 December 31, 1999)                                                        1,006          1,234
 Non-Trade Receivables
 (net of provisions of $126,504 at September 30, 2000 and $261,504
 December 31, 1999)                                                           49            188
 Inventory
 (net of provisions of $160,065 at September 30, 2000 and
 December 31, 1999)                                                          573            511
 Prepaids and Deposits                                                       107            183
                                                                       ---------       --------
Total Current Assets                                                       3,291          3,956

 Property & Equipment, net                                                 3,799          4,060
 Goodwill - net                                                            1,531          1,631
 Deferred Financing costs - net                                            1,681          2,581
                                                                       ---------       --------
TOTAL ASSETS                                                           $  10,302       $ 12,228
                                                                       =========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts Payable                                                          1,270          2,230
 Accrued Liabilities                                                         694          1,137
 Convertible Short Term Debt (Note 2)                                        700            700
 Accrued Compensation on Stock Options
   - Employees                                                             1,014          2,213
   - Non-employees                                                         2,484          2,484
                                                                       ---------       --------
Total Current Liabilities                                                  6,162          8,764

Long Term Liabilities
 Notes Payable
 (net of unamortized discount of $193,292 at September 30, 2000
 and $287,792 at December 31, 1999)                                        7,195          7,101
 Deferred License Fees                                                     2,825            543
                                                                       ---------       --------
Total Liabilities                                                      $  16,182       $ 16,408
                                                                       ---------       --------

Commitments and Contingencies                                                 --             --

Stockholders' (Deficit):
 Ordinary shares $0.08 (5 pence) par value:
 Authorized shares: 100,000,000
 Issued and outstanding shares:
  September 30, 2000 - 58,432,117
  December 31, 1999 - 58,148,517                                           4,720          4,697

Share Premium                                                             77,331         74,903
Accumulated Deficit                                                      (87,956)       (83,830)
Equity Adjustment from Foreign Currency Translation                           25             50
                                                                       ---------       --------

Total Stockholders' (Deficit)                                          $  (5,880)      $ (4,180)
                                                                       ---------       --------

Total Liabilities and Stockholders' (Deficit)                          $  10,302       $ 12,228
                                                                       =========       ========

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                 FOR THE NINE MONTHS ENDED September 30, 2000
                   (in thousands, except shares outstanding)
                                  (unaudited)

                                                                                                Accumulated
                                                                                                Other
                                                                                                Comprehensive
                                                                                                Income
                                                   Ordinary      Shares  Share    Accumulated   Currency          Net
                                                   Shares        Amount  Premium  Deficit       Translation(1)   Equity
                                                   ----------    ------  -------  ------------  --------------  --------
Balances, January 1, 2000:                         58,148,517    $4,697  $74,903     $(83,830)         $ 50      $(4,180)

Exercise of options                                   283,600        23      467           --            --          490

One million warrants issued in connection
 with Revlon Licensing Agreement                                             762                                     762

Cancellation of vested stock options
 Previously classified as accrued compensation                             1,199                                   1,199

Comprehensive Loss
      Net loss                                             --        --       --       (4,126)           --       (4,126)
      Translation loss, net of tax                         --        --       --           --           (25)         (25)
                                                   ----------    ------  -------  -----------   -----------     --------
Total Comprehensive Loss                                                               (4,126)          (25)      (4,151)
                                                   ----------    ------  -------  -----------   -----------     --------
Balances, September 30, 2000                       58,432,117    $4,720  $77,331     $(87,956)  $        25     $ (5,880)
                                                   ==========    ======  =======  ===========   ===========     ========

(1) For the three months ended September 30, 2000 the translation loss was $8 and the comprehensive loss was $990.
     For the nine months ended September 30, 1999 the translation loss was $10 and the comprehensive loss was $9,044. For the three months ended September 30, 1999 the translation gain was $29 and the comprehensive income was $210.


See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                               2000        1999
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $(4,126)   $(9,054)

Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                                    510        438
 Loss on disposal of fixed assets                                             64
 Stock Option Compensation                                         --        (24)
 Amortization of Deferred Finance costs                           994        850
 Settlement Expenses                                               --      2,718
 Extinguishment of Debt                                            --      1,657
 Shares issued in lieu of debt                                               107

Changes in assets and liabilities:
 Trade Receivables                                                228         11
 Non-trade Receivables                                            139     (1,067)
 Inventory                                                        (62)       205
 Prepaids and deposits                                             76        997
 Accounts payable and accrued
   Liabilities                                                 (1,403)       980
 Deferred License Fees                                          3,044        100
                                                              -------    -------

Net Cash Used in Operating Activities                         $  (600)   $(2,018)
                                                              =======    =======


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment                          $  (149)   $(2,074)
                                                              -------    -------

Net Cash Used in Investing Activities                         $  (149)   $(2,074)
                                                              =======    =======

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Issuance of Ordinary shares from
     Exercise of Options and Warrants                         $   490    $   118
  Proceeds from Notes Payable issued net of
     $249,000 cash finance costs                                   --    $ 4,751
                                                              -------    -------

  Net Cash Provided By Financing Activities                   $   490    $ 4,869
                                                              =======    =======

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                               Nine Months Ended
                                                  September 30,
                                                 2000      1999
                                               -------    ------
Effect of exchange rate changes on cash            (25)       10

NET INCREASE (DECREASE) IN CASH                -------    ------
  AND CASH EQUIVALENTS                          $ (284)   $  787

Cash and cash equivalents at the beginning
  of period                                      1,840       808

Cash and Cash Equivalents at the               -------    ------
  end of the period                             $1,556    $1,595
                                                ======    ======


Supplemental disclosures of cash flow information are as follows:


                                                       Amounts Paid
                                                     (in $ thousands)
                                                     2000       1999
                                                   --------   --------

      Interest                                     $   590    $     59
      Income Taxes                                      --          --


See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the nine months ended September 30, 2000 and September 30,1999. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired Certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   Liquidity

     The Company has funded losses of $1.0 million and $4.1 million for the three and nine months ended September 30, 2000 from (a) revenues, (b) a $3 million license fee received in the second quarter, and (c) approximately $0.5 million of proceeds received in connection with the exercise of options. Management has reduced operational expenditures through the elimination of non essential facilities, reduction in staffing, improved purchasing efficiencies and the out licensing of non-core product lines.

     In June 2000 we received a $3 million non-refundable license fee from Revlon Consumer Products in exchange for worldwide rights for Kinetin in the mass market, excluding parts of Asia. Revenue will be recognized over the term of the license agreement. In connection with the Revlon licensing agreement we issued to Revlon 1.0 million warrants to purchase an equivalent number of Senetek PLC Ordinary shares at an exercise price of $6.00 per share. These warrants expire three years from the date of issuance. The fair value of the warrants issued was calculated as $762,000 using the Black Scholes option pricing model, assuming an expected life of 3 years, annualized volatility of 92% and a risk free investment return of 6.0% per annum. The $762,000 deferred financing cost has been netted against the $3.0 million deferred license income and will be amortized over the term of the agreement.

     Under the terms of an agreement dated December 13, 1999 the Company issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount previously recorded in accounts payable. The Note was due for repayment on August 1, 2000. We are currently proposing revised repayment terms with the supplier. In accordance with the terms of the agreement we are accruing interest from August 1, 2000 on the outstanding debt. The terms of the agreement give the supplier rights of recovery by pledge of certain of the Company's accounts receivable.


     In April 1999 we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding indebtedness that would have been due in April 2000 for two new notes bearing interest at 9% per annum and maturing in April 2002.


     Research and development spending has decreased as our Invicorp erectile dysfunction product reaches the final stages of development in Europe with most costs recognized by September 30,2000. However, we expect future research and development spending for sexual dysfunction products to increase significantly as we commence trials for Invicorp in the U.S. and start development work on the topical peptide program with Tel Aviv University and the Weizmann Institute of Science in Israel.


     Our patented Kinetin product was made commercially available during the first quarter of 1999 by reason of a distribution agreement entered into with ICN Pharmaceuticals Inc. Additional license agreements have been entered into with OMP Inc.(December 1999), Revlon Consumer Products (June
     2000) and The Body Shop (June 2000).

     Our cash position at September 30, 2000 was $1,556,000 and this cash position is expected to fund operations through Fiscal 2000. The company expects to acquire additional sources of liquidity, either through an increase in revenue or external sources, to fund its operations during fiscal year 2001 and beyond. There can, however, be no assurance that we will generate sufficient revenues over the coming 12 months or that we will be able to obtain necessary financing from external sources.

3.   Financing Activities

     In April 1999 we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement in exchange for new notes bearing interest at 9% per annum and maturing in April 2002. The notes require semi annual payment of interest only until maturity and are secured by the Company's assets.

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

     The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the Series C warrants were included in the loss on extinguishment of debt discussed below as these warrants were issued to refinance existing debt under the terms of the

     April 1999 financing agreement.

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

     Also, in April 1999 the Company entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms involved the issuance of 2,300,000 Series A warrants and 625,000 new Ordinary shares. Accordingly the Company has recorded $2.7 million of expense in the second quarter of 1999 related to the settlement terms. Included in the $2.7 million settlement expense is an estimate related to the fair value of the 625,000 ordinary shares based on the August 19, 1999 share closing price.

4.    Inventory at cost, net of reserves comprises:

                                        September 30,   December 31,
                                            2000            1999
                                          --------      ------------
                                               (in thousands)


                Finished Goods              $ 40            $ 44
                Raw Materials                533             467
                                            ----            ----
                                            $573            $511


5.   Options during the nine months ended September 30, 2000:

     The Company issued new Ordinary shares amounting to 283,600 through the exercise of options under the Company's approved plans at an average price of $1.73 per share.

     Options were granted under the Company's No. 1 plan for employees amounting to 320,000, at exercise prices ranging from $1.41 to $2.03.

6.   Earnings (loss) per Share

     Earnings (loss) per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.



                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                     ------------------      -----------------
                                        2000     1999           2000     1999
                                     -------    -------      -------    -------
                                       (in thousands)           (in thousands)

Numerator:
Basic and Diluted Net (Loss) income
Per ordinary share outstanding       $ (982)    $  181       $(4,126)   $(9,054)

Denominator:
Basic and diluted weighted average   58,431     57,561        58,389     57,416


     Options and warrants to purchase 14,325,073 shares of stock were outstanding at September 30,2000 and options and warrants to purchase 14,112,231 shares of stock were outstanding at September 30,1999 but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.


7.   Segment Reporting

                     Three months ended September 30,2000
                                (in thousands)


                                         Pharmaceutical   Skincare   Total
                                         ---------------  --------  --------

     Net sales to external customers     $         266    $    957  $  1,223
     Operating (loss) income                      (929)        451      (478)
     (Loss) income before taxation              (1,407)        425      (982)


                     Three months ended September 30,1999
                                (in thousands)

                                         Pharmaceutical   Skincare   Total
                                         --------------   --------  --------

     Net sales to external customers     $         297    $  3,108  $  3,405
     Operating (loss) income                    (1,169)      1,562       393
     (Loss) income before taxation              (1,271)      1,452       181


                      Nine months ended September 30,2000
                                (in thousands)

                                        Pharmaceutical    Skincare   Total
                                        --------------    --------  --------

     Net sales to external customers    $          928    $  2,053  $  2,981
     Operating (loss) income                    (3,040)        411    (2,629)
     (Loss) income before taxation              (4,455)        329    (4,126)


                      Nine months ended September 30,1999
                                (in thousands)


                                        Pharmaceutical    Skincare   Total
                                        ---------------   --------  --------

     Net sales to external customers    $          949    $  5,149  $  6,098
     Operating (loss) income                    (5,618)      1,914    (3,704)
     (Loss) income before extraordinary         (9,060)      1,663    (7,397)
     item and taxation

8.   Recently issued accounting pronouncements

     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements: ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of the current fiscal year. The Company does not believe that the guidance contained in SAB 101 will have a material affect on the Company's financial results.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.



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

Our product sales revenues of $1,223,000 for the third quarter of 2000 comprised of $266,000 from the sale of pharmaceutical products and $957,000 from the sale of Kinetin products and skincare products.

Our product sales revenues of $3,405,000 for the third quarter of 1999 comprised $297,000 from the sale of pharmaceutical products and $3,108,000 from the sale of Kinetin products and skincare products.

The 10.4% decrease in pharmaceutical products sales for the third quarter of 2000 compared to the third quarter of 1999 was due to a decrease in sales volume.

The 69.2% sales decrease in Kinetin and skincare products sales for the third quarter of 2000 compared to the third quarter of 1999 was due mainly to a decrease in the sale of Kinetin products to ICN Pharmaceuticals. ICN has been reducing its inventory of Kinerase and has placed a purchase order for product delivery in the fourth quarter.

Our product sales revenues of $2,981,000 for the first nine months of 2000 comprised $928,000 from the sale of pharmaceutical products and $2,053,000 from the sale of Kinetin products and skincare products.

Our product sales revenues of $6,098,000 for the first nine months of 1999 comprised $949,000 from the sale of pharmaceutical products and $5,149,000 from the sale of Kinetin products and skincare products.

The 2.2% decrease in pharmaceutical products sales for the first nine months of 2000 compared to the first nine months of 1999 was due to a decrease in sales volume.

The 60.1% sales decrease in Kinetin and skincare products sales for the first nine months of 2000 compared to the first nine months of 1999 was due to three factors. Increased Kinetin product sales to Obaji Medical Products were offset by a decrease in direct sales of Mill Creek products, which have been replaced with quarterly royalties, and a decrease in sales of Kinetin products to ICN Pharmaceuticals. ICN has been reducing its inventory of Kinerase and has placed an order for product delivery in the fourth quarter.


COST OF GOODS SOLD

Despite fluctuations in revenue we have been able to maintain and slightly improve our gross margins.

Cost of goods sold for the third quarter of 2000, which includes contract manufacturing and material costs, was $476,000, down 64.5% from $1,340,000 in the third quarter of 1999. The reduction is due mainly to a decrease in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the company receives royalties. We have also derived savings from the implementation of a cost reduction program which combines more efficient in house procurement systems including stricter vendor selection criteria.

In the Pharmaceutical Sector, cost of goods sold for the third quarter of 2000 was $189,000, up 170% from $70,000 in the third quarter of 1999. This is due mainly to a change in the method of determining royalties on the sale of monoclonal antibodies to our licensor and the payment of a management fee to a new distributor. Offsetting this was a decrease in named patient sales resulting from an interruption of Invicorp supply during repositioning of the product in a more cost efficient drug delivery device.

In the Skincare Sector, cost of goods sold for the third quarter of 2000 was $287,000, a decrease of 77.4% from $1,270,000 in the third quarter of 1999. This is due mainly to a 69.2% decrease in net sales of skincare products that included a reduction in sales volumes as a result of out-licensing all of the Mill Creek and Silver Fox lines for which the Company receives royalties. We have also derived savings from the implementation of a cost reduction program that combines more efficient in house procurement systems including stricter vendor selection criteria.

Cost of goods sold for the first nine months of 2000, which includes contract manufacturing and material costs, was $1,178,000, down 53.9% from $2,553,000 in the first nine months of 1999. The decrease is due mainly to a 60.1% decrease in net sales in the skincare sector that included a reduction in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the Company receives royalties. We have also derived savings from the implementation of a cost reduction program which combines more efficient in house procurement systems including stricter vendor selection criteria.

In the Pharmaceutical Sector, cost of goods sold for the first nine months of 2000 was $445,000, up 29.0% from $345,000 in the first nine months of 1999. This is due mainly to an adjustment to royalties payable on the sale of monoclonal antibodies to our licensor and the payment of a management fee to a new distributor. Off setting this was a decrease in named patient sales resulting from an interruption of Invicorp supply during repositioning of the product in a more cost efficient drug delivery device.

In the Skincare Sector, cost of goods sold for the first nine months of 2000 was $733,000, a decrease of 66.8% from $2,208,000 in the first nine months of 1999. This is mainly due to a 60.1% decrease in net sales that include a reduction in sales volumes as a result of the out-licensing of the Mill Creek and Silver Fox lines for which the company receives royalties.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.

                           Three Months Ended   Nine Months Ended
                              September 30        September 30
                           -------------------  ------------------

                               2000      1999    2000    1999
                               ----      ----    ----    ----
     Cost of Goods Sold          39%       39%     40%     42%
     Gross Profit                61%       61%     60%     58%


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
Research and Development expenditures for the third quarter of 2000 were $55,000, a decrease of 92.4% from $720,000 in the third quarter of 1999. This reduction in expenditures results from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development.

Pharmaceutical Sector research and development accounted for 87.5% of our total research and development spending for the third quarter of 2000, compared to 98.6% for the third quarter of 1999. The decreased expenditure is due mainly to the fact that development spending for Invicorp in Europe has reached final stages and we have recognized savings arising from the closure of our St. Louis research operations in August 1999.

In August 1999 Senetek announced that it had received word from the Medicines Control Agency of the United Kingdom and the Federal Food and Drug Administration of the US that a competitor's safety trial on phentolamine mesylate revealed preclinical tumors (proliferation of brown fat cells). The Committee on Safety of Medicines in the UK met at the end of July to review the phentolamine situation. We received a letter dated August 8, 2000 from the Medicines Control Agency confirming that the Committee on the Safety of Medicines had advised the Medicines Control Agency that the development of hibernomas in rat carcinogenicity studies with phentolamine mesylate does not represent a significant carcinogenic risk to humans. The Medicines Control Agency went on to say that as there is no longer a safety concern with Invicorp, it has lifted the clinical hold on Invicorp.

In October 2000 the Medicines Control Agency granted Senetek a Marketing Authorization Approval for Invicorp in the United Kingdom. In June 2000 the Medicines Assessment Advisory Committee granted Senetek a Marketing Authorization Approval for Invicorp in New Zealand. In July 1998 the Danish Medicines Agency granted Senetek a Marketing Authorization Approval for Invicorp in Denmark.

Research and Development expenditure for the first nine months of 2000 was $743,000, a decrease of 69.0% from $2,400,000 incurred in the first nine months of 1999. This reduction in expenditures results from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development.

However, we expect future research and development spending for sexual dysfunction to increase significantly as we prepare for Invicorp clinical trials in the U.S. and start development work on the topical peptide program with The University of Tel Aviv and the Weizmann Institute of Science in Israel.

Pharmaceutical Sector research and development accounted for 94.1% of our total research and development spending for the first nine months of 2000, compared to 98.5% for the first nine months of 1999.

GENERAL AND ADMINISTRATION

General and Administration expenses for the third quarter of 2000 totaled $1,170,000, an increase of 23.5% from $947,000 in the third quarter of 1999. This is mainly due to increased legal expenses in connection with the Osmotics litigation, the negotiation of additional commercial agreements and the development of a rigorous patent and trademark strategy to protect our key intellectual property, and a one time credit of $840,000 recorded in the third quarter of 1999 for the cancellation of unvested stock compensation accruals relating to prior management.

Pharmaceutical Sector general & administrative expenses for the third quarter of 2000 totaled $958,000, an increase of 40.3% from $683,000 in the third quarter of 1999. This is mainly due to increased legal expenses in connection with the Osmotics litigation, the negotiation of additional commercial agreements and the development of a rigorous patent and trademark strategy to protect our key intellectual property, and a one time credit of $840,000 recorded in the third quarter of 1999 for the cancellation of unvested stock compensation accruals relating to prior management.

Skincare Sector general and administration expenses for the third quarter of 2000 totaled $212,000, a decrease of 19.7% from $264,000 in the third quarter of 1999. This is due mainly to operational savings resulting from cost reduction programs combined with stricter management controls.

General and Administration expenses for the first nine months of 2000 totaled $3,689,000, a decrease of 20.2% from $4,625,000 in the first nine months of 1999.

Pharmaceutical Sector general & administration expenses for the first nine months of 2000 totaled $2,824,000, a decrease of 23.5% from $3,693,000 in the first nine months of 1999. This decrease is mainly due to the net savings arising from the results of cost reduction programs implemented in the second quarter of 1999 combined with stricter management controls.

Skincare Sector general and administration expenses for the first nine months of 2000 totaled $865,000, a decrease of 7.2% from $932,000 in the first nine months of 1999. This decrease is mainly due to the net savings arising from the results of cost reduction programs implemented in the second quarter of 1999 combined with stricter management controls.

MARKETING AND PROMOTION

We incurred no marketing and promotion expenses in the third quarter of 2000, a decrease of 100% from $5,000 in the third quarter of 1999. This decrease is due to the elimination of non-essential advertising and marketing consulting spending.

We incurred no marketing and promotion expenses in the first nine months of 2000, a decrease of 100.0% from $224,000 in the first nine months of 1999. The decrease is due to the elimination of non-essential marketing expenditures.

OPERATING LOSS

The operating loss for the third quarter of 2000 totaled $478,000, an increase of 222% from operating income of $393,000 in the third quarter of 1999.

The operating loss in the pharmaceuticals sector for the third quarter of 2000 totaled $929,000, a decrease of 20.5% from $1,169,000 in the third quarter of 1999. This is mainly due to the results of our cost reduction program.

The operating income in the skincare sector for the third quarter of 2000 totaled $451,000, a decrease of 71.1% from operating income of $1,562,000 in the third quarter of 1999. This was mainly due to decreased sales of Kinetin and skincare products.

The operating loss for the first nine months of 2000 totaled $2,629,000, a decrease of 29.0% from $3,704,000 in the first nine months of 1999.

The operating loss in the pharmaceuticals sector for the first nine months of 2000 totaled $3,040,000, a decrease of 45.9% from $5,618,000 in the first nine months of 1999. This is mainly due to the results of our cost reduction program and maximized utilization of company resources.

The operating income in the skincare sector for the first nine months of 2000 totaled $411,000, a decrease of 78.5% from an operating income of $1,914,000 in the first nine months of 1999. This was mainly due to decreased net sales of Kinetin and skincare products.

OTHER INCOME AND EXPENSE AND EXTRAORDINARY ITEM

Included in other expense for the third quarter of 2000 is interest expense on notes payable of $7,389,000 amounting to $166,000. Also included in other expense for the third quarter of 2000 is $300,000 relating to the amortization of deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the notes payable.

Included in other expense for the first nine months of 2000 is interest expense on notes payable of $7,389,000 amounting to $500,000. Also included in other expense for the first nine months of 2000 is $900,000 relating to the amortization of deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the notes payable.

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

The Company refinanced $2.4 million of this debt during the second quarter of 1999. The terms of the refinance represented a substantial modification of the original terms resulting in a $1.7 million extraordinary loss on extinguishment of debt.

TAXATION

Gross deferred tax assets, which approximate $29.7 million, and relate periodically to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, the Company's liquidity represented by cash and deposits at banks decreased by $284,000 to $1,556,000.

Net cash used in operating activities from continuing operations totaled $600,000 in the first nine months of 2000, a decrease of $1,418,000 from the first nine months of 1999. The overall reduction in net cash used by operating activities was partially attributed to a $622,000 decrease in operating losses adjusted for non cash expenses and $796,000 for changes in assets and liabilities. The change in assets and liabilities includes a licensing fee of $3 million from Revlon, which is referred to below. Also included in the changes in assets and liabilities are the reduction of accounts payable by $1.4 million from our December 31, 1999 position. Our consolidation and corporate cost reduction programs have reduced our operating costs.

In June 2000 we received a $3,000,000 non refundable license fee from Revlon Consumer Products in return for the rights to distribute Kinetin products in the global mass market excluding certain Asian countries. These monies and the financing completed in April 1999 have thus far proved sufficient to fund our development activities and operating costs. This fee will be recognized in income over the term of the license agreement.

Under the terms of an agreement dated December 13, 1999 the Company issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount previously recorded in accounts payable. The Note was due for repayment on August 1, 2000. We are currently proposing revised repayment terms with the supplier. In accordance with the terms of the agreement we are accruing interest from August 1, 2000 on the outstanding debt. The terms of the agreement give the supplier rights of recovery by pledge of certain of the Company's accounts receivable.

HISTORY OF LOSSES

Although we were formed almost 16 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals.

The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has produced $31,362,000 in gross revenues and has cumulative losses of $87,956,000 (including a net loss of $11,862,000 in fiscal 1999).

There can be no assurance that marketing of our biopharmaceutical products will begin when we anticipate, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2000, and periods thereafter.

Our recent licensing agreements with Revlon and The Body Shop for the mass and alternative markets, OMP Inc. and Rohto Pharmaceuticals for Japan, and OMP Inc. for Taiwan, Hong Kong and Singapore are scheduled to provide us with additional royalty incomes based on the licensees net sales during the first half of 2001.

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

     - In the US, the licensing of our Mill Creek product line in the second quarter of 1999, enabled us to reduce substantially our Carme Cosmeceutical Sciences operation. In May 2000 we entered into an agreement to sublet 8,500 sq. ft of warehouse space in our Napa facility to a third party on a month to month basis.

NEED FOR FINANCING

Our cash position at year-end 1999 was $1,840,000, the Company's current cash position is $1,556,000 and this cash position is expected to fund operations through Fiscal 2000. The company expects to acquire additional sources of liquidity, either through an increase in revenue or external sources, to fund its operations during fiscal year 2001 and beyond. There can, however, be no assurance that we will generate sufficient revenues over the coming 12 months or that we will be able to obtain necessary financing from external sources.

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

During January 2000, Senetek and CCSI terminated the licensing agreement with Osmotics Corporation for multiple breaches of contract, including non-payment of royalties and selling outside its authorized channel of distribution. The dispute is now pending before the American Arbitration Association (AAA). Osmotics claims that it owes no royalties or damages arising from post-termination or other infringement of Senetek's Kinetin patents, because the patents are invalid. In August 2000 Osmotics filed suit in the United States District Court for the Northern District of California seeking a declaratory judgment that Senetek's Kinetin-related patents are invalid. Senetek and CCSI intend to defend Osmotics' claims vigorously. Senetek and CCSI seek to have their claims of breach of contract decided by the panel of AAA arbitrators in Los Angeles, California pursuant to the arbitration provision in the licensing agreement with Osmotics, notwithstanding Osmotics' filing of the declaratory judgment on patent issues in Federal District Court. Management does not feel that the termination of the Osmotics license agreement, the AAA dispute, nor Osmotics' request for declaratory judgment will have a material adverse effect on the company.

Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits
        27.1    Financial Data Schedule.

(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the third quarter of 2000.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SENETEK PLC
                                             (Registrant)



  Date:  November 8, 2000                      /S/ FRANK J MASSINO
         ------------------                  ------------------------
                                               Frank J Massino
                                               Chief Executive Officer



  Date:  November 8, 2000                      /S/ STEWART W SLADE
         ------------------                  ------------------------
                                               Stewart W Slade
                                               Acting Principal Financial and
                                               Accounting Officer