Form 10-K
period 2000-12-31
SENETEK PLC /ENG/
filed 2001-03-20
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For The Fiscal Year Ended December 31, 2000.

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

As of March 06, 2001, the Registrant had 58,432,117 Ordinary shares outstanding, including 58,060,029 represented by American Depositary shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 06, 2001 was $56,331,317 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at March 6, 2001, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
         NONE

                                     INDEX

                                                                            Page
                                                                            ----

                                    PART I

Item 1.  Business                                                             3

Item 2.  Properties                                                          11

Item 3.  Legal Proceedings                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related                   12
         Stockholder Matters

Item 6.  Selected Financial Data                                             14

Item 7.  Management's Discussion and Analysis of Financial                   16
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          30

Item 8.  Financial Statements and Supplementary Data                         30

Item 9.  Changes in and Disagreements with Accountants on                    30
         Accounting and Financial Disclosure

                                   PART III

Item 10. Directors and Executive Officers or the Registrant                  30

Item 11. Executive Compensation                                              32

Item 12  Security Ownership of Certain Beneficial Owners and Management      35

Item 13. Certain Relationships and Related Transactions                      36

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     36

         Signatures and Power of Attorney                                    39

                                    PART I

The information set forth below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. Because these forward-looking statements involve risks and uncertainties, including but not limited to our ability to obtain regulatory approvals for our products and market acceptance of our products, actual results may differ materially from those expressed or implied by these forward-looking statements.

ITEM 1--BUSINESS

OVERVIEW

Senetek PLC ("Senetek") is a science-driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life. The company focuses on two therapeutic categories, sexual dysfunction and anti-aging, which are widely known to be multi-billion dollar markets. In connection with product development activities, we sponsor research in the life sciences and biotechnology fields.

Senetek PLC is a public limited company that was registered in England in 1983 (registration number 1759068). As of December 31, 2000 we have two wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc., both of which are Delaware corporations. In addition, in March 2001 we formed a new subsidiary based in Hong Kong. This was done to establish a presence in Asia to facilitate expansion in this region.

PRODUCT RESEARCH AND DEVELOPMENT

Biopharmaceuticals

Invicorp(TM) - We estimate that 100 million men worldwide suffer from some form of erectile dysfunction. Our Invicorp(TM) product employs an easy to use self-administered automatic delivery system to deliver a combination therapy of two specific drugs, vasoactive intestinal polypeptide and phentolamine mesylate, for the treatment of erectile dysfunction. Phase III clinical trials for Invicorp(TM) are now complete. In clinical trials, more than 80% of patients responded successfully to treatment with Invicorp(TM). Of these patients, 60% had withdrawn from previous treatment with alternative erectile dysfunction therapies. Invicorp(TM) was approved for marketing in Denmark in July 1998. In December 1998 we received news from the Medicines Evaluation Agency in Ireland that Invicorp(TM) received clearance on safety and efficacy and we are now waiting final approval. In June 2000 the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp(TM) in New Zealand. In October 2000 the United Kingdom Medicines Control Agency granted a Marketing Authorization for Invicorp(TM) in the United Kingdom. Invicorp(TM) has received Investigational New Drug approval from the United States Federal Food and Drug Administration (FDA). An application for European wide Marketing Authorization Approvals under the European Mutual Recognition Procedure has been initiated selecting Denmark as the Reference Member State.

In May 2000 we initiated a research and development collaboration with Tel Aviv University - Ramot and the Weizmann Institute of Science - Yeda for the development of novel compounds for the topical treatment of erectile dysfunction and female sexual dysfunction. From this collaboration we have the option to acquire exclusive rights to seventeen patented compounds of pharmacological interest for the treatment of erectile dysfunction and female sexual dysfunction. The patented compounds are analogs of Vasoactive Intestinal Polypeptide and have been designed to permeate the outer skin barrier and facilitate topical administration. A specific analog has undergone pre-clinical studies and is ready to enter Phase 1 clinical trials for the treatment of erectile dysfunction and female sexual dysfunction.

During the first quarter of 2000, we entered into an alliance with Owen Mumford Limited to supply their Autoject(R) Mini exclusive to Erectile Dysfunction for the automatic delivery of Invicorp(TM). The Autoject(R) Mini is a cost effective therapeutic delivery system that is aesthetically appealing, utilizing an ultra fine needle. The Autoject(R) Mini offers proven manufacturability and universal contract manufacturing capabilities, thus resolving outstanding production issues. Stability studies are currently being scheduled and will be done concurrently with other regulatory requirements.

The timeline to market for Invicorp(TM) is dependent on several factors, including approval under the European Mutual Recognition Procedure. Review of alternative drug delivery systems are also underway to include needleless autoinjectors and topical administration.

Adrenaject(TM) uses an automatic injector syringe to deliver a self-injectable formulation of epinephrine, an emergency antidote for anaphylactic shock. Anaphylactic shock is a life threatening condition triggered by a severe allergic reaction to insect stings, insect bites and certain foods. In 1998, we filed an Abbreviated New Drug Application ( ANDA ) with the FDA for the Adrenaject(TM). On January 14, 1999, we received notification from the FDA that our ANDA was found to have several deficiencies. We have explored several alternative solutions which will result in getting this product to market in 2001. The product offers differential advantages over competitor products currently in the market through ease of use, reduced spring force, and push button activation for safe, gentle and reliable administration of the drug.

Other Products

Monoclonal Antibodies - We market monoclonal antibodies to the scientific community for research on Alzheimer's disease under an exclusive license agreement with the Research Foundation for Mental Hygiene. Customers include Glaxo, Pfizer, Wyeth Ayerst, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech. As Monoclonal Antibodies are not a core business, we entered into a license agreement with Signet Laboratories in August 2000 and they have taken over the marketing of our existing cell lines and will develop additional available cell lines under the Senetek license. Founded in 1989, Signet was created as a spin-off from Johnson & Johnson's Cambridge Research Laboratory. Signet Laboratories, Inc. is a leading medical diagnostic/research company specializing in the development of monoclonal antibodies for Cancer, Infectious Disease, and Neurodegenerative disease applications. Signet has developed patented technology for diagnosis and recurrence monitoring of these diseases, and for risk assessment of asymptomatic patients in these areas.

Reliaject(TM) - Our Reliaject(TM) disposable autoinjector offers advantages that cannot be gained through the use of pre-filled syringes or re-loadable autoinjectors. We continue to work towards finalizing the development of Reliaject(TM) for Invicorp(TM) epinephrine and other products. Products that are currently being considered include migraine treatment drugs, infertility treatment regimens, human growth hormones and new analgesic pain therapies. The cost of continued development is estimated to be $500,000.

Skincare

Cytokinins - Senetek has five patents on two natural growth factors, Kinetin and Zeatin.

Kinetin - Kinetin (N6-furfuryladenine) retards aging of plants and delays age-related changes in cultured human skin cells. In clinical studies conducted over the past two years at the University of California, Irvine, Kinetin showed a good-to-excellent response in the majority of patients in partially reversing the clinical signs of photodamaged skin and in restoring normal skin barrier function. In contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of irritation. We are currently continuing development of new products and performing work on Kinetin Plus and Kinetin analog products in collaboration with our research associates.

Zeatin - We hold patents for anti-aging and psoriasis on a promising new Cytokinin, Zeatin. Zeatin is an analogue of Kinetin with preliminary in vitro data suggesting that it is more active than Kinetin at higher concentrations. We have established a development program to study the safety and efficacy of Zeatin for both photo-damaged skin and psoriasis.

In October 1998, we granted to ICN Pharmaceuticals Inc. ("ICN") an exclusive worldwide license to market Kinetin to the ethical skin care market, which includes dermatologists and cosmetic surgeons. The ICN license agreement includes a manufacturing supply agreement and royalty income on net sales. ICN has launched Kinerase(R) in USA, Canada, Argentina and Mexico and expects to expand to other Latin American countries in 2001.

On December 15, 1999 we entered into a license and supply agreement with OMP Inc., ("OMP") for the exclusive marketing and distribution of Kinetin limited to the mass market channel of distribution for China, Hong Kong, Japan, Singapore, Korea and other designated Asian countries. In addition, OMP receives exclusivity for Kinetin limited to the multi-level marketing channel of distribution for Taiwan. For the grant of the distribution rights the agreement provides for payments to Senetek of a $1,150,000 license fee, $450,000 of which was received in 1999 with the remainder received in 2000. OMP launched Kinetin in Taiwan in the first half of 2000 and in Korea in the first quarter 2001. OMP anticipates launching Kinetin products in Japan in the third quarter of 2001 on completion of the product registration requirements. On March 14, 2000, OMP entered into a joint venture to market Kinetin products with Rohto Pharmaceuticals Co., Ltd., Osaka, Japan, founded in 1899 and listed on the Tokyo and Osaka stock exchanges since 1964. The distribution structure in Japan will bring us access to the largest cosmetics market in Asia. We believe this license will contribute substantially to the overall success of Kinetin world wide not only financially but also in terms of international recognition of Kinetin as a key technology in skin care.

On June 5, 2000 we entered into an agreement with The Body Shop for North America to develop and market a range of skincare products in North America based on a formulation of Kinetin. The products are due for launch in the U.S. in the second quarter of 2001.

On June 15, 2000 we entered into a licensing agreement with Revlon Inc. granting them worldwide rights, except for certain Asian countries, for marketing and distribution of Kinetin in the mass market. In return for these rights we received a non refundable license fee in the amount of $3,000,000 and the agreement provides for receipt of royalties subject to annual minimums. The products are scheduled for launch in the third quarter of 2001.

On December 22, 2000, we granted Med Beauty AG a supply agreement for Kinetin products in the salon and esthetician market in Switzerland and Germany. In return for these rights we will receive royalties. The products are scheduled for launch in Switzerland in the first half of 2001.

In July 1998, we granted to Osmotics Corporation an exclusive license to market Kinetin to the high-end prestige market (department stores). On January 21, 2000, we notified Osmotics that they are in breach of contract for non-payment of royalties and selling in unauthorized channels of distribution. Currently, the agreement is before the American Arbitration Association for resolution.

Other Products

Our products are designed to meet specific niche segments of the market. These include Mill Creek(R), Sleepy Hollow Botanicals and Biotene H-24. We also have two specialty mass market lines: Silver Fox(R), a product for gray hair, and Allercreme(R), a hypoallergenic range of skincare products for sensitive skin, developed in conjunction with dermatologists.

In May 1999, we granted exclusive rights for the worldwide distribution of Mill Creek(R) and Silver Fox(R) products to the United States International Trading Corporation (the "USITC"). At this time CCSI also sold its inventories of Mill Creek(R) and Silver Fox(R) products to USITC. For the grant of the distribution rights CCSI received an initial license fee of $100,000. The agreement provides for minimum quarterly royalty payments based on net sales of the products. The agreement calls for an option where USITC can purchase these product lines for $2.8 million.

In May 1999, the contract with Quimlam, Inc., (d.b.a. Omega Distributing), was extended through May 2000. The contract with Quimlam was terminated on January 1, 2001 and the distribution rights transferred to USITC.

Research and Development

We sponsor research in the life sciences and biotechnology fields, with particular emphasis on research relating to the diagnosis and treatment of healthcare problems related to aging. We develop and market biopharmaceutical and skincare products based upon the results of this research.

A significant proportion of our historic and current operating expenses have related to our clinical research agreements with consultants, clinicians and research scientists. Under these agreements, we fund agreed-upon programs of the consultants', clinicians' or research scientists' work and retain exclusive rights to manufacture and market worldwide any products arising from this research. Several of our products have reached the marketing stage including monoclonal antibodies with Signet, our Mill Creek and Allercreme line of products with USITC and products incorporating Kinetin with ICN Pharmaceuticals Inc. and OMP. Revlon, The Body Shop and Med Beauty AG are currently engaged in their marketing campaigns for the launch of Kinetin products later in 2001. If other products arise from research that we fund, certain researchers will become entitled to royalties under the terms of their agreements with us.

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

Our research and development expenditures amounted to $821,000, $2,702,000 and $7,980,000 for 2000, 1999 and 1998, respectively. For more information see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Skincare

We outsource the manufacture, filling and labeling of our skincare and health and beauty products. All our skincare and health and beauty products are sold through our marketing partners covering the professional, multi-level marketing, natural and specialty mass markets. We have signed distribution agreements for distribution within the U.S. and abroad. We do not significantly rely on any specialized suppliers for our skincare and health and beauty products, and we do not anticipate that problems will arise over access to raw materials that are generally available and that will be required for our contract manufacturing processes.

Monoclonal Antibodies

In accordance with an agreement entered into with the Research Foundation for Mental Hygiene Inc., we have been granted the exclusive right to certain of the Foundation's cell lines capable of producing certain monoclonal antibodies, including those applicable to Alzheimer's disease. We have sub-licensed these antibodies to Signet who will market our existing cell lines and develop new ones and sell these products to the scientific community for research purposes. We receive guaranteed minimum payments under the sub-license arrangement and in turn pay a royalty entitlement in favor of the Foundation. The arrangement relies on the supply of the monoclonal antibodies from a specific biotech organization at the present time.

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

The majority of our existing or potential competitors have substantially greater financial, technical and human resources and name recognition than we do. These competitors are often better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. In addition, many of these companies have extensive experience in pre-clinical testing and human clinical trials. These companies may develop, license or acquire products that compete with our products. The timing of the market introduction of our and our competitors' products will be important competitive factors. Accordingly, the relative speed with which we can develop products and technologies, complete pre-clinical testing, conduct human clinical trials, initiate the necessary regulatory approval processes, and supply commercial quantities of the products to the market will be critical to our success.

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

Invicorp(TM)

Management is presently engaged in discussions with the objective of entering into licensing arrangements with pharmaceutical companies. Products that compete with Invicorp (have been or are being developed by our competitors, include Pfizer ("Viagra"), Pharmacia & Upjohn ("Caverject") and Vivus ("Muse"). Although our management believes that there will be a substantial demand for Invicorp(TM), we cannot assure that Invicorp(TM) or future products will obtain necessary regulatory approvals or that we will be able to successfully market these products.

Skincare

The skincare and health and beauty care market is dominated by large multi-national organizations, who have far greater resources and market exposure than we do.

Our non-Kinetin products are designed to meet specific niche segments of the market. Our products include the Mill Creek line, Sleepy Hollow Botanicals and Biotene H-24. The specialty mass market lines are Silver Fox (a product for gray hair) and the Allercreme Hypoallergenic range for sensitive skins, that was developed in conjunction with dermatologists and are currently being marketed under a distribution agreement entered into with USITC.

Products containing Kinetin are designed to meet the requirements of the professional, prestige, multi-level and mass markets, internet channel of distribution, salon and esthetician, and alternative markets. The products are currently sold under license and supply agreements with ICN Pharmaceuticals Inc. and OMP for the prestige, ethical and mass market in certain territories. During 2000 we entered into licensing agreements with The Body Shop, Revlon and Med Beauty AG for marketing and distribution in the alternative market, mass market and salon and esthetician market respectively.

GOVERNMENT REGULATION

General

Our research, pre-clinical development, clinical trials, manufacturing and marketing of products are subject to extensive regulation, rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies.

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

The steps required before a pharmaceutical product may be marketed in the U.S. include:

     .    Preclinical laboratory testing;

     . Submission to the FDA of an Investigational New Drug application which must become effective before human clinical trials may be commenced;

     . Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

     .    Submission of a New Drug Application to the FDA; and

     . FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

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

Invicorp(TM) was approved for marketing in Denmark (July 1998), New Zealand (June 2000) and UK (October 2000). An application for European wide Marketing Authorization Approvals under the European Mutual Recognition Procedure has been initiated selecting Denmark as the Reference Member State. We cannot assure that further approvals under the Mutual Recognition Procedure will be granted or that these approvals if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect our ability to generate product revenue. In Japan we currently require regulatory approval from the Ministry of Health for the marketing of Kinetin as a cosmeceutical product. Our licensee, OMP, anticipates regulatory approval in this region in the first half of 2001, which will facilitate greater ease of imports. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted.

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

We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed patent applications for our products in most major countries, including those that are signatories to the Patent Conference Treaty. Thus far, our technology is patented in most of these countries (which include US, Canada and the major European countries) and in major areas in Asia and South America. We have also received patent approvals covering our technology in the following areas:

     . Two patents for Invicorp(TM) for the use of vasoactive intestinal polypeptide and phentolamine mesylate in the treatment of Erectile Dysfunction have been granted in 16 countries and are pending in 9 other countries.

     . Three patents for Kinetin and Zeatin for ameliorating the effects of aging on skin have been granted in 27 countries and are pending in 9 other countries.

     . Two patents for Kinetin and Zeatin for ameliorating the effects of hyperproliferative skin diseases, including psoriasis have been granted in 15 countries and are pending in 1 other country.

     . Three autoinjector patents for the delivery of therapeutic ingredients have been granted in 24 countries and are pending in 12 other countries.

Patent positions generally, including those for pharmaceutical and health service organizations such as Senetek, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we cannot be sure that any patents that are or may be issued to us will provide significant proprietary protection or will not be circumvented or invalidated. Because patent applications in the U.S. are maintained in secrecy until patents issued, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first creator or that we or our licensor was the first to file patent applications for these inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of inventions, which could result in substantial cost to us, whether or not the eventual outcome was favorable to us. We cannot assure that our patents, if issued, would be held valid by a court or that a competitor's technology or product would be found to infringe such patents.

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

EMPLOYEES

As of December 31, 2000, we employed 8 full-time persons. Senetek PLC employees comprised 2 persons at our drug development center at Kettering in the United Kingdom, and 6 in the U.S., all of whom are employed in our Napa headquarters. As of December 31, 2000, our wholly owned subsidiary, Senetek Drug Delivery Technologies, Inc., employed one person in the U.S. who concentrates on the scientific, engineering and production aspects of evaluating new drug delivery technologies. Our other wholly owned subsidiary, Carme Cosmeceutical Sciences Inc., has one U.S employee covering the supply chain requirements of our skincare and health and beauty products.

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

ITEM 3--LEGAL PROCEEDINGS

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together "Mad Dogs") in the Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $10 million for a breach of that agreement. Mad Dogs served us with an answer to our complaint in August 1998 and subsequently counterclaimed alleging that CCSI is liable to Mad Dogs for at least $40,000 in unpaid fees and other unspecified damages. There have been no substantive developments in the lawsuit since the filing of the answer to our complaint.

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

      FISCAL YEAR ENDED DECEMBER 31, 2000

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---

        March 31                                   $   3.66       $   1.44
        June 30                                        2.44           1.31
        September 30                                   2.38           1.53
        December 31                                    1.72           0.88

      FISCAL YEAR ENDED DECEMBER 31, 1999

        QUARTER ENDED:                                 HIGH           LOW
                                                       ----           ---

        March 31                                   $   2.38       $   1.19
        June 30                                        1.69           1.31
        September 30                                   1.47           1.09
        December 31                                    1.69           1.94

      As of March 06, 2001 there were approximately 215 holders of record of our Ordinary shares, including approximately 1,014 holders of record of American Depositary shares. The share price at March 06, 2001 was a high of $1.06 and a low of $1.00.

      We have not paid, nor do we presently contemplate the payment of, any cash dividends on our Ordinary shares. The decision whether to pay, and the amount of such dividends, will be based upon, among other things, our earnings, capital requirements and financial conditions. Any dividend, either cash or stock, must be recommended by our board of directors and approved by our shareholders. The board of directors is, however, empowered to declare interim dividends. Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $88,484 at December 31, 2000. Accordingly, we will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of stockholders and the United Kingdom Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

(b)   SALES OF UNREGISTERED SECURITIES

      FISCAL 2000

      None

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

      Taxation of Dividends

        No tax will be withheld from dividend payments by Senetek PLC to United Kingdom resident shareholders. An individual shareholder resident in the United Kingdom is treated for United Kingdom tax purposes as having taxable income equal to the sum of the dividend plus a tax credit equal to 10% of the sum of the dividend plus the tax credit (such aggregate sum being hereinafter referred to as the "Gross Dividend"). The tax credit is non-repayable but is available as a tax credit against the individual's tax liability on the relevant dividend.

        Prior to April 6, 1999, U.S. resident shareholders were normally entitled to a refund from the United Kingdom Inland Revenue of taxation as a result of the dividends paid to them. After April 6, 1999, a corporate U.S. Holder (which is not also a resident of the United Kingdom the purposes of the Income Tax Convention) who controls, directly or indirectly (either alone or with one of more associated Corporations) 10% or more of the voting power of Senetek PLC may still apply for a refund but generally other shareholders may not.

ITEM 6--SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 2000 and the selected consolidated balance sheet data as of December 31, 2000 and 1999 has been derived from and should be read in conjunction with our financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 has been derived from the audited financial statements contained in our annual reports to shareholders. The presentation of consolidated balance sheet data below for all periods presented reflects a reclassification of accrued compensation on stock option grants to share premium in stockholders' deficit.

In accordance with FIN 44, which became effective July 2000, we have changed our accounting principles for the recognition of stock compensation expense for our non executive directors all of whom retire by rotation and can stand for re-election at the Company's shareholder annual general meeting. We have, included our non executive directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in net income of the period of the change. This change in accounting principle has increased net income in 2000 by $1,038,000.

                                                             YEAR ENDED DECEMBER 31,
                                            2000         1999         1998        1997           1996
                                           ------       ------       ------      ------         ------
                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                 $  3,759         8,263       4,672        5,722         6,486
Loss before extraordinary loss
  on extinguishment of debt and change
  in accounting principle                $ (5,692)      (10,205)    (22,492)     (15,539)       (4,020)
Extraordinary loss on
  extinguishment of debt                 $     --        (1,657)         --           --            --
Cumulative effect of change
  in accounting principle                $  1,038            --          --           --            --

Net loss                                 $ (4,654)      (11,862)    (22,492)     (15,539)       (4,020)
                                         ========       =======      ======       ======         ======
Basic and diluted net loss before
  extraordinary loss on extinguishment
  of debt and change in accounting
  principle per Ordinary share
  outstanding                            $  (0.10)        (0.18)      (0.41)       (0.32)        (0.10)
Extraordinary loss on
  extinguishment of debt                 $     --         (0.03)         --           --            --

Cumulative effect of change
  in accounting principle                $   0.02            --          --           --            --

Basic and diluted net loss
  per Ordinary share outstanding         $  (0.08)        (0.21)      (0.41)        (0.32)       (0.10)


                                                         AS OF DECEMBER 31,
                                         2000       1999         1998       1997      1996
                                       --------    -------      ------     ------   ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash and cash equivalents         $    828       1,840         808       6,216      2,975
  Inventory                              596         511         731         890      1,657
  Trade receivables and other
    current assets                     1,392       1,605       1,809       2,486        997
                                    --------    --------    --------    --------   --------
  Total current assets                 2,816       3,956       3,348       9,592      5,629

  Property & equipment, net            3,748       4,060       4,311       1,909      1,182
  Goodwill and other intangible
    assets, net                        1,441       1,631       1,766       1,900      2,128
  Deferred financing costs             1,381       2,581       1,241          --        902
                                    --------    --------    --------    --------   --------
  Total assets                      $  9,386    $ 12,228    $ 10,666    $ 13,401   $  9,841
                                    ========    ========    ========    ========   ========
Liabilities:
  Capital leases                          --          42          --          --         --
  Accounts payable                     1,378       2,230       1,602       1,754      1,236
  Accrued liabilities                    804       1,095       1,630       1,353        412
  Line of Credit                          --          --       2,389         900        230
  Note payable                           546         700          --          --         --
                                    --------    --------    --------    --------   --------
  Total Current Liabilities         $  2,728    $  4,067    $  5,621    $  4,007   $  1,878

Long term liabilities:
  Notes payable                        7,227       7,101          --          --      1,700
  Capital Leases                          --          --          46          --         --
  Deferred license fees                3,154         543          --          --         --
Accumulated deficit                  (88,484)    (83,830)    (71,968)    (49,476)   (33,939)
Stockholders' (deficit)/equity      $ (3,723)        517       4,999       9,394      6,263
Total Liabilities & Stockholders'
 (deficit)/equity                   $  9,386    $ 12,228    $ 10,666    $ 13,401   $  9,841
                                    ========    ========    ========    ========   ========

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

MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 2000, our liquid position, represented by cash and deposits at banks and liquid investments, decreased by $1,012,000 to $828,000. This decrease is attributable to the excess of operational losses, movements in net working capital(which included the payment of past due liabilities including commitments under supply and capital projects and other contractual obligations incurred by previous management) and capital expenditure over the receipt of Kinetin license fees and proceeds from the exercise of stock options as discussed in "Liquidity and Capital Resources" below.

SIGNIFICANT TRENDS

A substantial decrease in our operating and net losses and a marked improvement in our current ratio were the major financial highlights in 2000.


                                 2000            1999            1998
                                ------          ------          ------
                                          ($ IN THOUSANDS)
Operating Loss               $    (3,678)    $    (5,819)    $  (17,089)
 % improvement                      36.8%           66.0%

Net Loss                          (4,654)        (11,862)       (22,492)
 % improvement                      60.8%           47.2%

Current ratio                       1.03            0.97           0.60
 % improvement                       6.1%           61.7%

Despite a decrease in revenues (discussed below) we have been able to achieve a 60.8% decrease in our net loss for the period. This has been largely achieved through greater management focus, the outsourcing of non core businesses and more efficient research and procurement programs.

We have also shown a continuous improvement in our current ratio (current assets divided by current liabilities). At December 31, 2000 our current ratio exceeds 1, a result achieved by tighter management of our net working capital.

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development ("pharmaceuticals") and the supply of skincare products ("cosmeceuticals") to licensees.


                                                     YEAR ENDED DECEMBER 31,
                                              2000            1999            1998
                                             -------         -------         -------
                                                       ($ IN THOUSANDS)
Loss from Operations:
Pharmaceuticals:
    Revenues                                $  1,192       $   1,301      $   1,517
    Cost of sales                                583             560            611
                                            --------       ---------      ---------
    Gross profit                                 609             741            906
    Operating expenses
      Research & Development                     753           2,639          7,955
      General & Administrative                 4,206           4,290          7,482
      Marketing & Promotion                       --             272            847
      Loss on Impairment of Fixed Assets          --           1,407             --
                                            --------       ---------      ---------
    Total Operating Expenses                   4,959           8,608         16,284
                                            --------       ---------      ---------
    Loss from operations                    $ (4,350)      $  (7,867)     $ (15,378)
                                            --------       ---------      ---------

Skincare:
    Revenues                                $  2,567       $   6,962      $   3,155
    Cost of sales                                886           2,484          2,429
                                            --------       ---------      ---------
    Gross Profit                               1,681           4,478            726
    Operating expenses
      Research & Development                      68              63             25
      General & Administrative                   941           2,134          1,680
      Marketing & Promotion                       --             118            276
      Selling                                     --              --            456
      Loss on Impairment of Fixed Assets          --             115             --
                                            --------       ---------      ---------
    Total Operating Expenses                   1,009           2,430          2,437
                                            --------       ---------      ---------
    Income/(loss) from operations                672           2,048         (1,711)
                                            --------       ---------      ---------

Total loss from operations                  $ (3,678)      $  (5,819)     $ (17,089)
                                            --------       ---------      ---------

                                              2000            1999            1998
                                            --------       ---------      ----------
                                                       ($ IN THOUSANDS)
Overall Loss Before Taxation:

Pharmaceuticals:
    Loss from operations                    $ (4,350)      $  (7,867)     $ (15,378)
    Interest income                               46              82            188
    Interest (expense) including
    amortization of Deferred Finance
     costs                                    (2,001)         (1,442)        (3,355)
    Other expense including
     extraordinary expense                        (5)         (4,449)        (2,389)
    Change in accounting principle             1,038              --             --
                                            --------       ---------      ---------
Loss before tax                             $ (5,272)      $ (13,676)     $ (20,934)
                                            --------       ---------      ---------

Skincare:
    Income/(loss) from operations                672           2,048         (1,711)
    Interest expense                             (54)           (234)           (41)
    Other income/(expense)                        --              --            194
                                            --------       ---------      ---------
    Income/(loss) before tax                $    618       $   1,814      $  (1,558)
                                            --------       ---------      ---------

Total overall loss before taxation          $ (4,654)      $ (11,862)     $ (22,492)
                                            ========       =========      =========

REVENUES

Our product sales revenues of $3,759,000 for the year ended December 31, 2000 comprised $76,000 from the sale of named patient products, $1,116,000 from the sale of monoclonal antibodies, and $2,567,000 from the sale of skincare products.

Our product sales revenues of $8,263,000 for the year ended December 31, 1999 comprised $259,000 from the sale of named patient products, $1,042,000 from the sale of monoclonal antibodies, and $6,962,000 from the sale of skincare products.

In May 1999, exclusive rights for the worldwide distribution of Mill Creek(R) and Silver Fox(R) products were granted to United States International Trading Corporation ("USITC"). In return for the grant of the distribution rights, CCSI received a $100,000 license fee and will receive guaranteed minimum quarterly royalties based on net sales from September 1999. CCSI also sold its trading inventories to USITC.

On December 15, 1999, we entered into a license and supply agreement with OMP Inc. for the exclusive marketing and distribution of Kinetin products in the mass marketing channel of distribution in a number of major Asian countries. Also, OMP Inc. receives exclusivity for Kinetin in the multi level marketing channel of distribution in Taiwan. For the grant of the distribution rights the agreement calls for Senetek to receive $1,150,000 license fees. Of this, we received $450,000 in 1999 and $700,000 in 2000. We have recorded these fees as deferred income and will recognize revenue under the terms of the agreement.

On June 15, 2000, we entered into a license and royalty agreement with Revlon Inc, for Kinetin in the mass market, excluding certain Asian countries. In exchange for these rights we received a non refundable license fee of $3,000,000. We have recorded these fees as deferred income and will recognize revenue under the terms of the agreement.

The overall sales decrease of 54.5% for the year ended December 31, 2000 compared to the year ended December 31, 1999 was represented by a decrease in skincare sales of 63.1% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies sales of 8.4%.

The 8.4% decrease in pharmaceutical sales was due to a decrease in sales volume. The sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzeimers disease, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 63.1% decrease in sales of skincare products was mainly due to decreased sales of products to ICN Pharmaceuticals Inc. ICN has been reducing its inventory position throughout 2000 but has been maintaining its sales to third party customers. We have also experienced a decrease in direct sales of Mill Creek products which have been replaced with quarterly royalties under the USITC licensing agreement. Partially offsetting these decreases are skincare sales to OMP which commenced in the first half of 2000.

Our sales revenues of $4,672,000 for 1998 comprised $401,000 from the sale of named patient products, $1,116,000 from the sales of monoclonal antibodies and $3,155,000 from the sale of skincare products.

The overall sales increase of 76.9% for the year ended December 31, 1999 compared to the year ended December 31, 1998 was represented by an increase of skincare sales of 121% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies sales of 14.2%

The 14.2% decrease in sales of pharmaceutical sales was mainly due to decreased sales volumes in 1999. Sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzeimers disease, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 121% increase in sales of skincare products was mainly due to sales of product to ICN Pharmaceuticals Inc. under a licensing and supply agreement entered into in the fourth quarter of 1998. The strong sales to ICN in 1999 resulted in them having high inventory levels at December 31, 1999 which they have been reducing in 2000. This inventory reduction has resulted in a one time decrease in sales to ICN in 2000.

COST OF SALES

Cost of goods sold for the year ended December 31, 2000, which includes contract manufacturing and material costs, was $1,469,000, down 51.7% from the year ended December 31, 1999. Cost of goods sold as a percentage of sales was 39% for the year ended December 31, 2000 compared to 37% for year ended December 31, 1999. The cost of goods sold as a percentage of sales increase is due to start up contract manufacturing costs for additional skincare supply arrangements which include quality and assurance testing and process validation and a change in the method of calculating royalties on the sale of monoclonal antibodies to our licensor and the payment of a management fee to a new distributor. In addition, cost of goods sold was increased by $82,000 as a result of an increase of the inventory reserve on various products of non-core businesses being outsourced. The gross profit percentage of 61% for 2000 would have been 63.1% had the inventory reserve not been increased.

In the Pharmaceutical Sector, cost of goods sold for the year ended December 31, 2000 was $583,000, up 4.1% from $560,000 from the year ended December 31, 1999. Despite a decrease of $109,000 in sales volume from 1999 this is due mainly to a change in the method of determining royalties on the sale of monoclonal antibodies to our licensor and the payment of a management fee to a new distributor. Offsetting this was a decrease in named patient sales resulting from an interruption of Invicorp supply during repositioning of the product in a more cost efficient drug delivery device.

In the Skincare Sector, cost of goods sold for the year ended December 31, 2000 was $886,000, a decrease of 64.3% from $2,484,000 for the year ended December 31, 1999. This is mainly due to a 65.2% decrease in net sales that include a reduction in sales volumes as a result of decreased sales to ICN and the out-licensing of the Mill Creek and Silver Fox lines for which the company receives royalties in lieu of direct sales revenues.

RESEARCH AND DEVELOPMENT

Pharmaceutical Division

Research and development expenses in the year ended December 31, 2000 were $753,000, compared with $2,639,000, and $7,955,000 in 1999 and 1998, respectively.

The decrease of $1,886,000 in 2000 compared with 1999 was primarily due to:

       A reduction in expenditures resulting from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development. We have also recognized five months of savings arising from the closure of our St Louis research and development operations in August 1999.

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

       However, we expect future research and development spending for erectile dysfunction and female sexual dysfunction to increase significantly as we progress the Mutual Recognition Procedure in Europe, prepare for Invicorp clinical trials in the U.S. and start development work on the topical peptide program with Tel Aviv University and the Weizmann Institute of Science in Israel.

       Pharmaceutical Sector research and development accounted for 91.7% of our total research and development spending for the year ended December 31, 2000, compared to 97.7% for the year ended December 31, 1999.

The decrease of $5,316,000 in 1999 compared with 1998 was primarily due to:

       Substantially reduced levels of Phase 111 clinical trials for Invicorp(TM) as these reach completion in Europe.

       Reduction of excess and overlapping staff now covered by a more efficient and effective fee for service program.

       One time purchase of vasoactive intestinal polypeptide and phentolamine mesylate for $1,200,000 in 1998.

       Reduced spending levels on Reliaject(TM) and Invicorp(TM) in the fourth quarter of 1999 as we developed a new drug delivery strategy for Invicorp(TM) utilizing a cost effective, state of the art delivery system.

       Reduced levels of external consultancy in the area of regulatory affairs.

Skincare Division

Research and development expenses in the year ended December 31, 2000 were $68,000 compared with $63,000 and $25,000 in 1999 and 1998, respectively.

The increase of $3,000 in 2000 compared with 1999 has no significance as we continued with formulation development on our Kinetin products in 2000 at similar levels compared to 1999.

The increase of $38,000 in 1999 compared with 1998 is mainly due to additional formulation work undertaken on our Kinetin plus products. Our current strategy is to utilize our partners research and development resources for the further development of Kinetin, Kinetin plus and Zeatin products.

GENERAL AND ADMINISTRATIVE

Pharmaceutical Division

General and administrative expenses totaled $4,206,000 for 2000, compared with $4,290,000 and $7,482,000 for 1999 and 1998, respectively.

The decrease of $84,000 in 2000 compared to 1999 was primarily due to:

       A change in accounting principle regarding stock compensation expense for non executive directors who are elected by shareholders at the Annual General Meeting. This was offset by increased legal expenses in connection with the Osmotics litigation, the negotiation of additional commercial agreements and the development of a rigorous patent and trademark strategy to protect our key intellectual property. Also, a one time credit of $840,000 was recorded in the third quarter of 1999 for the cancellation of unvested stock compensation accruals relating to prior management.

The decrease of $3,192,000 in 1999 compared to 1998 was primarily due to:

       Net savings arising from the corporate consolidation and cost reduction program. The main results of the program were the substantial reduction of our headcount and the consolidation of offices mentioned below. We incurred one time costs in our Corporate restructuring program, which was launched at the beginning of 1999. In May 1999 we closed our UK, London operations and combined those functions in our UK Kettering office. We also pared down our UK clinical monitoring and development staff and have substantially moved these functions to our Napa office. The reduction in headcount was 6 people and the severance packages of $125,000 which included full settlement with a former Director, were expensed in the second quarter of 1999. Also, during the third quarter of 1999 we closed our St Louis research facility and transferred their functions to Napa. There were no significant one time costs incurred, arising from the closure of the St. Louis facility. The financial impact of the St. Louis closure are annualized savings of approximately $300,000 in salaries and office overheads. Furthermore, we settled our legal disputes with a former director and consultant and recognized the settlement costs of $77,000 in the second quarter of 1999. Also, in the third quarter we executed Release and Separation agreements with our former Chairman and CEO and our former President and COO both of whom left our employment towards the end of the fourth quarter 1998. In the case of the Chairman and CEO there were no settlement costs and 1.5 million stock options were cancelled. In the case of the President and COO we settled outstanding expenses of $23,000 and cancelled 500,000 stock options. We also incurred in the second quarter of 1999 expenses of $140,000 relating to the write off of expense advances for former employees. Legal costs of $1,458,000 relating primarily to the settlements of disputes arising from commitments made by former management to lenders, together with disputes with former employees and consultants and, to a lesser extent, the April financing arrangements, were incurred in the second, third and fourth quarters of 1999.

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

       Offsetting the net savings mentioned above were provisions for doubtful accounts receivable of $582,000.

Skincare Division

General and administrative costs for the year ended December 31, 2000 were $941,000, compared with $2,134,000 and $1,680,000 for 1999 and 1998, respectively.

The decrease of $1,193,000 in 2000 compared to 1999 was mainly due to a reduction in costs arising from the licensing of our skincare product lines and the establishment of substantial bad debt provisions amounting to $582,000 during the fourth quarter of 1999.

The increase of $569,000 in 1999 compared to 1998 was mainly due to costs incurred in relation to the new license and supply arrangements and provision for bad debts.

MARKETING AND PROMOTION

Pharmaceutical Division

We incurred no marketing and promotion expenses for 2000, compared with $272,000 and $847,000 for 1999 and 1998, respectively. The $272,000 decrease in 2000 compared to 1999 is due to the elimination of non essential marketing expenditures.

The $575,000 decrease in 1999 compared to 1998 is mainly due to the elimination of external consulting arrangements and non essential advertising expenditure.

Skincare Division

We incurred no marketing and promotion expenses for 2000, compared with $118,000 and $276,000 for 1999 and 1998, respectively.

The decrease of $118,000 in 2000 compared to 1999 is due to the elimination of marketing expenditures as all the skincare product lines were under third party licensing arrangements.

The decrease of $158,000 in 1999 compared to 1998 was mainly due to the implementation of a focused marketing plan, which resulted in all the skincare product lines coming under third party licensing arrangements.

SELLING EXPENSES

Skincare Division

We incurred no selling expenses in 2000 and 1999 compared with $456,000 in 1998.

No field selling expenses have been recorded during 2000 and 1999. This is due to the establishment of licensing and distribution arrangements in the skincare sector and the elimination of direct selling activities.

IMPAIRMENT COSTS

In December 1999, the Company abandoned certain fixed assets. As a result of this abandonment, the Company recorded an impairment loss of $1,522,000. The assets written down comprised of assets in progress associated with the Reliaject development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

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

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the Series C warrants was included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement. The amortization of the deferred finance costs on the $5.0 million new financing amounted to $1,200,000 for the year ended December 31, 2000 compared to $803,000 for the year ended
December 31, 1999.

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

Also, included in other expense for the year ended December 31, 2000 is $665,000 of external interest expense on the notes payable of $7,389,000 compared with $526,000 for the year ended December 31, 1999.

CHANGE IN ACCOUNTING PRINCIPLE

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

In accordance with FIN 44, which became effective July 2, 2000 we have changed our accounting principles for the recognition of stock compensation expense for our non executive directors all of whom retire by rotation and can stand for re-election at the Company's shareholder annual general meeting. We have, included our non executive directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in net income of the period of the change. This change in accounting principle has decreased the net loss in 2000 by $1,038,000.

TAXATION

Refer to Note 16 to the Financial Statements for discussion of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,012,000 during 2000 to $828,000. This decrease is due to the excess of our operational losses, capital expenditure and net movements in working capital over the receipt of license fees from Revlon and OMP and proceeds arising from the exercise of stock options. Despite the significant payment of past due liabilities and contractual commitments in 2000 associated with decisions of past management, we have increased our current ratio to 1.03, a substantial improvement since 1998. We may continue, as in the past, to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants to fund operations. Our independent auditors report on our consolidated financial statements included in Item 8 states that "......[Senetek] has suffered recurring losses from its pharmaceutical operations and its ability to continue research activities to a stage where it has a product available for sale is dependent upon securing additional sources of financing and achieving profitability. These conditions raise substantial doubt about [Senetek's] ability to continue as a going concern."

However, management is encouraged by the performance of the Company over the past two years and is budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. Management expects better financial performance to fund our increased research and development budget for 2001 which is estimated at $ 2 million. However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants. A substantial decrease in our operating and net losses and a marked improvement in our current ratio were the major financial highlights in 2000.

                               2000            1999           1998
                              ------          ------         ------
                                         ($ IN THOUSANDS)
Operating Loss              $ (3,678)       $ (5,819)      $ (17,089)
 % improvement                  36.8%           66.0%

Net Loss                      (4,654)        (11,862)        (22,492)
 % improvement                  60.8%           47.2%

Current ratio                   1.03            0.97            0.60
 % improvement                   6.1%           61.7%

Despite a decrease in revenues (discussed below) we have been able to achieve a 60.8% decrease in our net loss for the period. This has been largely achieved through greater management focus, the outsourcing of non core businesses and more efficient research and procurement programs.

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

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases.

We anticipate spending approximately $2 million during 2001 on the development of our pharmaceutical and skincare products, including our auto-injector projects, and on our administrative and marketing operations. Our management is of the opinion that although we will generate increased revenues from the licensing of our skincare product lines, monoclonal antibodies and the Invicorp(TM) product to customers in countries where we have existing Marketing Authorization Approvals these may not be sufficient to meet our short term financial requirements.

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

YEAR 2000

We have not experienced any hardware or software problems related to the millennium date change. We do not anticipate any significant latent software or hardware problems, but we have retained the company that performed our testing and evaluation on an annual maintenance contract.

FOREIGN CURRENCIES

We have operations in the United Kingdom, where the functional currency is the pound sterling. The Company follows currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of the UK operation are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of the UK operation are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of the UK Operation are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the pound sterling exchange rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132, revised employers' disclosures about pensions and other postretirement benefits. It did not change the measurement of recognition of those plans, and, accordingly, had no effect on results of operations and financial position upon adoption by the Company as of October 1, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 Requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS 133. Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of this new standard has no impact on our financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We have reported a change in accounting principle as a result of the introduction of this new interpretation.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements: ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of 2000. We do not believe that the guidance contained in SAB 101 will have a material affect on our financial results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

               Although we began operating almost 18 years ago in October 1983, our business is subject to the risks inherent in the establishment of a relatively new business enterprise in the field of biopharmaceuticals. You should consider likelihood of the success of our business in light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we operate. Since inception, we have produced $32,140,000 in gross revenues and have had cumulative losses of $88,484,000 (including net losses of $4,654,000 for the year ended December 31, 2000).

               As a result of these losses, our independent auditors have added an explanatory paragraph to their report on the December 31, 2000 financial statements that these losses raise substantial doubt about our ability to continue as a going concern. Although we may market certain of our biopharmaceutical products in the second half of 2001, we cannot assure you that we will begin marketing those products when we expect to, if at all, or that revenues from our other products, including Kinetin, will rise to a level that will allow us to operate profitably during the fiscal year ending December 31, 2001.

         OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

               Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline.

               Because many of our expenses are relatively fixed in the short-term, our earnings will decline if revenue declines in a given quarter. This could be due to delays in recognizing revenue or for other reasons. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue.

                  Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In future quarter or quarters, our operating results could will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

         IF WE ARE UNABLE TO OBTAIN FURTHER FUNDING, OUR ABILITY TO OPERATE COULD SUFFER.

                  In the event that we are unable to obtain further funding, or the costs of development and operations prove greater than anticipated, we may be required to further curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs. This would materially and adversely affect our business. Our auditors have included an uncertainty paragraph in their opinion on our financial statements suggesting that substantial doubt exists about our ability to continue as a going concern.

         IF WE CANNOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS, WE WILL NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES.

                  Our product launches to date have generated limited revenues. We have product candidates in various stages of development and will undertake substantial additional research and development and preclinical and clinical testing of our products. These efforts may not result in the development of any commercially successful products.

                  Some of our potential products are subject to the risks of failure inherent in the development of new biopharmaceutical products including the risks that:

                  .   a product candidate fails in preclinical studies;

                  . a potential product is not shown to be safe and effective in clinical trials;

                  .   we fail to obtain regulatory approval for the product;

                  . we fail to produce a product in commercial quantities at an acceptable cost; and

                  .   a product does not gain market acceptance.

                  Future financings may result in the substantial dilution of stockholders' interests and may result in future investors being granted rights superior to those of existing stockholders.

         CONTINUED RESEARCH AND DEVELOPMENT EFFORTS ARE REQUIRED OR OUR PRODUCTS MAY BE RENDERED OBSOLETE BY OTHER TECHNOLOGICAL DEVELOPMENTS.

                  Our field is characterized by extensive research efforts. Our research could prove unproductive. Furthermore, other companies could engage in research or development which renders our programs superfluous or obsolete. This is true for all companies who operate in the same field.

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

         WE FACE EXPOSURE TO LIABILITY FOR OUR PRODUCTS.

                  During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the manufacture of pharmaceutical and other medical-related products or devices which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration ("FDA") or other foreign governmental approval, we cannot assure you that we will not be subject to liability from the use of our products, or that our product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute certain of our products in order to lessen our liability. However, we cannot assure you that this result will be achieved.

         WE RELY ON CERTAIN KEY SUPPLIERS IN ORDER TO PRODUCE OUR PRODUCTS.

                  We manufacture all of our products through third-party contractors and purchase raw materials from third-party suppliers. We recently established a dual supply chain for Kinetin. Although we believe that other suppliers are available who can produce similar materials and products, we cannot assure you that such materials would be available to us on an immediate basis if needed, or at prices similar to those now paid by us.

         IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE WILL BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGY, WHICH COULD IMPAIR OUR ABILITY TO COMPETE IN THE MARKET.

                  Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. Our inability to do so could harm our competitive position. We rely on our issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

         THE COST OF ENFORCING OUR PROPRIETARY RIGHTS MAY BE EXPENSIVE AND RESULT IN INCREASED LOSSES.

                  The defense and prosecution, if necessary, of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

         REGULATION BY GOVERNMENT AGENCIES IMPOSES SIGNIFICANT COSTS AND RESTRICTIONS ON OUR BUSINESS ACTIVITIES.

                  The production and sale of pharmaceutical products is highly regulated. Our ability and the ability of our partners to secure regulatory approval for our products and to continue to satisfy regulatory requirements will determine our future success. We may not receive required regulatory approvals for our products or receive approvals in a timely manner. In particular, FDA and comparable agencies in foreign countries, including the European Medicines Evaluation Agency and the Medicines Control Agency ("MCA") in the U.K., must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. While the time required to obtain approval varies, it can take several years. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We cannot guarantee that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop.

                  We are also subject to ongoing regulatory review. Discovery of previously unknown problems with a product, manufacturer or facility or other violations of regulatory requirements may result in:

                  .   fines;

                  .   suspensions of regulatory approvals;

                  .   product recalls; and

                  .   criminal prosecution

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

         PROFESSIONAL GUIDELINES COULD ADVERSELY AFFECT OUR BUSINESS.

                  Private health organizations and science foundations may publish recommendations for treatments, which affect various therapies, drugs or procedures, including any products we might develop. These recommendations may relate to:

                  .   usage;

                  .   dosage;

                  .   method of administration; and

                  .   use of other therapies simultaneously.


                  If patients and health care providers follow recommendations or guidelines that result in decreased use of our products, our business could be materially and adversely affected.

         THE PRICE OF OUR ADSs IS VOLATILE.

                  The market price of our ADSs, like that of other biotechnology companies, has fluctuated significantly. Factors that could cause our stock price to fluctuate in the future may include:

                  . announcements by us or our competitors of clinical trial results and other product developments;

                  . adverse developments in the protection of intellectual property or other legal matters;

                  . announcements in the scientific and research community or by other biotechnology companies;

                  .   regulatory changes that affect our products;

                  .   fluctuations in our operating results; and

                  . changes in third-party reimbursement policies or in medical practices.

         THIRD-PARTY REIMBURSEMENT AND HEALTH CARE COST CONTAINMENT INITIATIVES MAY CONSTRAIN OUR FUTURE REVENUES.

                  Our ability to successfully market any product we develop, and particularly with respect to our Invicorp product candidate, will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our products and related treatments. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope. Third-party payors may not reimburse patients for newly approved health care products such as those that we are developing. Increasingly, third-party payors are attempting to contain health care costs in ways that are likely to impact our development of products including:

                  .   challenging the prices charged for health care products;

                  . limiting both coverage and the amount of reimbursement for new therapeutic products;

                  . denying or limiting coverage for products that are approved by the regulatory agencies but are considered experimental or investigational by third-party payors; and

                  . refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

         UNITED STATES JUDGMENTS MAY NOT BE ENFORCEABLE AGAINST US.

                  Judgments of United States courts, including those predicated on the civil liability provisions of the federal securities laws of the United States, may not be enforceable against us in English courts. As a result, stockholders who obtain a judgment against us in the United States may not be able to require us to pay the amount of the judgment.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Company currently has four Directors.

                                                                       Director
Name                                  Position with Company             Since   Age
----                          --------------------------------------   -------  ---
Frank James Massino.......    Chairman of the Board of Directors and     1998    53
                              Chief Executive Officer
Steven Georgiev...........    Director                                   1997    66
Uwe Thieme................    Director                                   1998    59
Andreas Tobler............    Director                                   1998    50

Mr. Massino became Chairman and CEO of Senetek PLC in November 1998. Drawing on professional management experience at major corporations such as Glaxo, Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused the Company soundly on its core competencies.

During his career, Mr. Massino has successfully negotiated more than 40 licensing agreements with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982 was named "Division Manager of the Year." While at Ortho, Mr. Massino was involved in the development of Renova, which in 1995, was also approved for anti-aging applications under the Renova trademark, and directed major product launches for the company.

As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $50 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions.

Mr Massino holds a degree in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is highly experienced in drug delivery technology and holds a patent on a drug delivery device. He is an active member of the Licensing Executives Society.

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

Andreas O. Tobler was appointed a director in November 1998. Since 1996 he has acted as Chief Executive Officer of Mediphore-Biotechnologie AG, and Austrian based biotechnology company. Mr. Tobler is also Chairman of Online Capital Group, Inc., a US based international financial services company. Previously Mr. Tobler held senior positions at Cornerstone Financial Corporation, New York (1996 - 1998) and U.S. Industrial Services, Inc. (1991 - 1996).

Mr. Tobler's past experience also includes Managing Partner, Royal Trust Bank (Switzerland), Zurich (1988-1991); Vice President and Head of Corporate Finance Citibank, New York and Zurich (1987-1988); and Vice President and Head of Capital Markets, Credit Suisse, New York (1982-1987).

Mr. Tobler has a law degree from the University of Zurich and a Master's degree from New York University.

Uwe Thieme was appointed a director in April 1998. He qualified as a Doctor of Medicine at the University of Gottingen in 1968 and became a Board Certified Radiologist in 1975. He currently practices as a senior partner in a private Radiology practice and is a Board Member of the German Radiology Association ("GRA") and the German Radiology Science Association ("GRSA"). He is a member of the management advisory committee for the GRSA's five billion Deutsche Mark pension fund. Until recently he has held the positions of Deputy Mayor of the City of Goslar and Deputy Governor of the County of Goslar, Germany.

Board Meetings, Committees and Compensation

The Company's Board of Directors met 12 times in 2000. Other than the Board Meeting held on November 14, 2000 which was attended by all Directors, the other meetings related to business conducted by Board Committees where a quorum was present.

During 2000, the Compensation Committee consisted of Mr. Tobler (Chairman), Mr. Georgiev and Dr.Frentz. The Compensation Committee reviews and authorizes salaries and other matters relating to compensation including the grant of options for the principal officers of the Company and its subsidiaries, subject subsequently to board approval.

During 2000, the Audit Committee consisting of Mr. Tobler (Chairman), Dr. Frentz, and Mr. Georgiev. The duties of the Audit Committee comprise, among other things, assessing the Company's financial reporting process and internal controls, reviewing the independence of the Company's public accountants, and monitoring lines of communication between directors, financial management and the Company's independent accountants.

Directors do not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not employees of the Company are reimbursed for attendance and out-of-pocket expenses incurred in their capacity as members of the Board of Directors. In November of 2000, the Board of Directors authorized the grant to Mr. Tobler, Mr. Georgiev and Dr. Thieme of options to purchase 250,000, 250,000 and 50,000 Ordinary shares, respectively, at an exercise price of $1.4062 per share, for services rendered to the Company.

Certain Directors have been retained from time to time to provide consulting services to the Company in their areas of expertise. When these services are performed the Directors receive $1,250 per day.

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

Dr. Van Lear resigned from the Company in July 2000.

Stewart Slade, was appointed Chief Financial Officer in July 1998. From October 1997 until July 1998 Mr. Slade served as a financial consultant to the Company. From 1991 until 1997 he served as Financial Director of European Operations at DiverseyLever Limited, a business unit of Unilever. Mr. Slade was involved in the strategic planning of the European supply chain, the implementation of corporate change initiatives and the introduction of key performance indicators in the supply chain and financial reporting processes.

From 1986 until 1991 he was Financial Director of DuBois Chemicals Limited a subsidiary of Chemed Corporation. Prior to Chemed Mr. Slade served with Colgate Palmolive for six years, including the position of Financial Controller for the Eastern Caribbean region. Prior to Colgate Palmolive he was an auditor with Coopers & Lybrand in London. Earlier in his career Mr. Slade was in research and development as a biochemist with the Smith Kline Corporation.

Mr. Slade has a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accountants in England and Wales.

On January 1, 2000, Mr. Slade was appointed Vice President European Operations and continues to perform his duties as Company Secretary and Acting Principal Financial Officer.

ITEM 11--EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Chief Executive Officer, one executive officer and one former executive officer of the Company (the "Named Executive Officers").

                                                             Annual         Long-Term
                                                          Compensation    Compensation
                                                      ------------------- ------------
                                             Fiscal                                         All Other
   Name and Principal Position                Year     Salary       Bonus   Options(1)    Compensation
   ---------------------------               ------   ---------     -----  -----------    ------------
   Frank Massino..........................    2000    326,963(2)       --   1,250,000        $  --
    Chairman and Chief Executive Officer      1999    312,809(2)  $50,000     800,000           --
                                              1998    170,314          --     300.000           --

   George Van Lear........................    2000     99,653(3)       --                       --
    President and Chief Operating Officer     1999    141,677          --     350,000           --
                                              1998         --          --          --           --

   Stewart Slade..........................    2000    116,580          --     110,000           --
    Vice President European Operations        1999    105,950(4)       --      50,000           --
    Acting Principal Financial Officer        1998         --          --          --           --
    and Company Secretary

(1) Options entitle the grantee to purchase Ordinary shares from the Company. There is no public trading market for the Company's Ordinary shares, although there is a trading market in the United States for Ordinary shares represented by American Depositary shares. Any subsequent conversion from Ordinary shares into American Depositary shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Revenue Reserve Stamp Duty at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.030 or $0.020 per Ordinary share converted into an ADR, to The Bank of New York, the US Depositary for such conversion.

(2)   Salary includes payment for accrued but unused vacation.

(3) Dr. Van Lear resigned as President and Chief Operating Officer effective July 1, 2000.

(4) Mr. Slade was appointed Vice President European Operations effective January 1, 2000.

Employment Contracts

The Company has entered into employment agreements with Mr. Massino. Mr. Massino has an employment contract with an effective term from November 1, 1998 until December 31, 2005. The contract provides for a salary of $250,000 per annum and an automobile allowance of $1,200 per month.

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

The following table sets forth information with respect to the options granted in 2000 exercisable by the Named Executive Officers.


                                OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        Potential
                                                                                   Realizable Value at
                                                                                     Assumed Annual
                                                                                     Rates of Stock
                                         Percentage of                             Price Appreciation
                            Number of    Total Options                  Option       for Individual
                           Securities     Granted to                     Term        Grants in 2000
                           Underlying    Employees in  Exercise or    Expiration   --------------------
Name                     Options Granted  Fiscal Year  Base Price        Date         5%        10%
----                     --------------- ------------- -----------    ----------   --------  ----------
F. Massino..............   1,250,000         74.2          $1.41      11/13/2007   $717,514  $1,672,114
S. Slade................     110,000          6.5          $1.41       5/29/2007   $ 63,141  $  147,146

Aggregated Option Exercises During 2000 And Fiscal Year-end Option Values

                                                               Number of Securities                Value of Unexercised
                                                              Underlying Unexercised              In-the-Money Options at
                       Shares                             Options at Fiscal Year-End (#)              Fiscal Year-End
                     Acquired on         Value            ------------------------------       ------------------------------
Name                  Exercise         Realized($)        Exercisable      Unexercisable       Exercisable      Unexercisable
----                 -----------       -----------        -----------      -------------       -----------      -------------
F. Massino                    --                --          1,237,500          1,475,000                --                 --
S. Slade                      --                --             32,500            167,500                --                 --

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

Compensation Principles

The Company's compensation policy is administered by two Directors acting as the Compensation Committee and is designed to complement the Company's short and long term business strategy for attracting and retaining key executives critical to the Company's success.

At its present stage of development, the Company's corporate performance cannot be gauged nor can compensation be measured in terms of profitability as it has focused on developing its products, obtaining the necessary regulatory approvals, attracting sufficient equity finance for this purpose and endeavoring to negotiate licensing agreements for the development and marketing of its products.

Currently the Company and its two subsidiaries Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences, Inc. have 8 employees, 6 in the United States (including one executive Director), and 2 in the United Kingdom. Given its personnel structure and the Company's formative stage of development, it had not, in the past, been practicable for the Company to set up a detailed and integrated compensation philosophy for its executives, nor to specify levels of seniority, areas of responsibility, performance criteria and profitability-related awards.

Executive Compensation

Typically, executives have been awarded fixed term employment agreements. In the cases of Mr. Massino for a fixed period to December 31, 2005.

The compensation of executive officers, including the Chief Executive Officer, has been determined by a consideration of the compensation paid to officers in companies in a similar position to Senetek. In certain cases the agreements provide for consideration by the Board of a bonus but there is otherwise no provision for a review of compensation during the fixed term of the agreements. A bonus to Mr. Massino of $50,000 was granted in 1999. No bonus was paid to Mr. Massino in 2000.

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

Members of the Compensation Committee

December 31, 2000

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

                                                   Number of
                                                     Shares         Percentage
                                                  Beneficially          of
   Name of Beneficial Owner                         Owned(1)         Class(1)
   ------------------------                       ------------      ----------

   Frank J. Massino..............................  1,237,500(2)        2.1%
   Steven Georgiev...............................    280,200(2)          *
   Uwe Thieme....................................    180,200(2)          *
   Andreas Tobler................................    370,200(2)          *
   Stewart Slade.................................     32,500(2)          *
   All Directors and Executive Officers as a
    group (5 persons)............................  2,100,800           3.6%

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

(2) Includes the following number of shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2000: Mr. Massino: 1,237,500; Mr. Georgiev:
    280,000; Dr. Thieme: 180,000; Mr. Tobler: 370,000; Mr. Slade: 32,500.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the United States Securities Exchange Act of 1934, the Company's Directors, executive officers and any persons holding more than 10% of the Company's equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To the Company's knowledge, based solely on materials provided and representation made to the Company, for the fiscal year ended December 31, 2000, all reports required by Section 16(a) were filed on a timely basis except as follows: Mr. Frentz did not timely file a Form 4 during 2000 with respect to an exercise of stock options to ordinary shares. Marjorie Hays did not timely file a Form 3 during 2000 with respect to her appointment as an officer of the company.

The Company is not in a position to determine whether reports under Section 16(a) were timely filed by directors and officers who are no longer employed by the Company.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation--Employment Contracts" for a description of certain relationships.

Directors do not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not employees of the Company are reimbursed for attendance and out-of-pocket expenses in incurred in their capacity as member of the Board of Directors. In November of 2000, the Board of Directors authorized the grant to Mr. Tobler, Mr. Georgiev and Dr. Thieme of options to purchase 250,000, 250,000 and 50,000 Ordinary shares respectively, at an exercise price of $1.4062 per share, for services rendered to the Company.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Item 8:

                                                                            Page
                                                                            ----
        Reports of Independent Auditors                                     F-2
        Consolidated Balance Sheet as of December 31, 2000 and 1999         F-3
        Consolidated Statement of Operations for the Years Ended            F-4
        December 31, 2000, 1999 and 1998
        Consolidated Statement of Stockholders' (Deficit)/Equity for
        the Years Ended December 31, 1998, 1999, and 2000                   F-5
        Consolidated Statement of Cash Flows for the Years Ended            F-6
        December 31, 2000, 1999 and 1998
        Notes to Consolidated Financial Statements                          F-7 to F-26

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

10.31 Form of Amended Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Amendment No. 1 of Registrant's Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

10.32 Form of Amended B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Amendment No. 1 of Registrant's Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

10.33 Form of Amended C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Amendment No. 1 of Registrant's Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

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

(d)     Financial Statement Schedules.

        See Item 14(a)(2) of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 9th day of March, 2000.

                                        SENETEK PLC

                                        BY:  /s/ F. J. Massino
                                           -------------------------------------
                                           FRANK J. MASSINO
                                           CHAIRMAN OF THE BOARD AND
                                           CHIEF EXECUTIVE OFFICER


                      POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Frank J. Massino and Stewart W. Slade, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                          TITLE                   DATE
           ---------                          -----                   ----

      /s/ F. J. Massino           Chairman of the Board           March 9, 2000
-------------------------------   and Chief Executive Officer
Frank J. Massino                  (Principal Executive Officer)

      /s/ S. W. Slade             Acting Principal Financial      March 9, 2000
-------------------------------   and Accounting Officer
Stewart W. Slade

      /s/ A. Tobler               Director                        March 9, 2000
-------------------------------
A. Tobler

      /s/ U. Thieme               Director                        March 9, 2000
------------ ------------------
U. Thieme

      /s/ S. Georgiev             Director                        March 9, 2000
-------------------------------
S. Georgiev

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                           F2

Consolidated Balance Sheets                                                  F3
December 31, 2000 and 1999

Consolidated Statements of Operations                                        F4
for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' (Deficit)/Equity                    F5
for the years ended December 31, 1998, 1999 and 2000

Consolidated Statements of Cash Flows                                        F6
for the years ended December 31, 2000, 1999 and 1998

Notes to the Consolidated Financial Statements                           F7-F25

Schedule II - Valuation and Qualifying Accounts                             F26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and
Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC's management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2q to the financial statements, the Company changed its method of accounting for equity awards granted to its Board of Directors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders' deficit and has suffered recurring losses from its operations. Its ability to continue research activities to a stage where it has a product available for sale is dependent upon securing additional sources of financing and achieving profitable operating results. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP


San Francisco, California
February 21, 2001

                                  SENETEK PLC

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                           -----------------------------------

                                                                                  2000                   1999
                                                                           -------------         -------------
                                                                          ($ in thousands, except share amounts)
ASSETS (Note 11)
    Cash and Cash Equivalents                                              $         828         $       1,840
    Trade Receivables
      (net of allowance for doubtful accounts
      of $885,000 in 2000 & $776,000 in 1999)(Note 3)                              1,154                 1,234
    Non-trade Receivables
      (net of provisions of $136,000 in 2000 & $261,000 in 1999)(Note 4)              48                   188
    Employee Receivables                                                              10                    --
    Inventory
      (net of provision of $92,000 in 2000 and $160,065 in 1999)(Note 5)             596                   511
    Prepaids and Deposits                                                            180                   183
                                                                           -------------         -------------
Total Current Assets                                                               2,816                 3,956

    Property & Equipment - net (Note 6)                                            3,748                 4,060
    Goodwill - net (Note 7)                                                        1,441                 1,631
    Deferred Financing Costs (Note 8)                                              1,381                 2,581
                                                                           -------------         -------------
Total Assets                                                                       9,386                12,228
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities
    Accounts Payable (Note 9)                                                      1,378                 2,230
    Accrued Liabilities (Note 9)                                                     804                 1,095
    Capital Leases                                                                    --                    42
    Convertible Short Term Debt (Note 6)                                             546                   700
                                                                           -------------         -------------
    Total Current Liabilities                                                      2,728                 4,067
                                                                           -------------         -------------

Long Term Liabilities

    Notes Payable, net of discount of $162,000 in 2000                             7,227                 7,101
    And $288,000 in 1999 (Note 11)
    Deferred License Fees (Note 2e)                                                3,154                   543

Commitments and Contingencies (Note 18)                                               --                    --

Stockholders' (Deficit)/Equity
    Ordinary shares Authorized shares:
      $0.08 (5 pence) par value: 100,000,000
      Issued and Outstanding shares 2000: 58,432,117
      (1999: 58,148,517)                                                           4,720                 4,697
    Share Premium                                                                 80,018                79,600
    Accumulated Deficit                                                          (88,484)              (83,830)
    Accumulated other comprehensive income -- currency translation                    23                    50
                                                                           -------------         -------------
    Total Stockholders' (Deficit)/Equity                                          (3,723)                  517
                                                                           -------------         -------------
Total Liabilities and Stockholders' (Deficit)/Equity                       $       9,386         $      12,228
                                                                           =============         =============


See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 2000             1999              1998
                                               --------         --------         --------
                                               ($ IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue
    Product Sales                              $  2,503        $   7,402         $  4,658
    Royalties & Licensing                         1,256              861               14
                                               --------        ---------         --------
     Total Revenue                                3,759            8,263            4,672

    Cost of Sales - Products                      1,469            3,044            3,040
                                               --------        ---------         --------
    Gross Profit                                  2,290            5,219            1,632
                                               --------        ---------         --------
Operating Expenses:
    Research & Development                          821            2,702            7,980
    General & Administrative                      5,147            6,424            9,162
    Marketing & Promotion                            --              390            1,123
    Selling Expenses                                 --               --              456
    Loss on Impairment of Property
      & Equipment (Note 6)                           --            1,522               --
                                               --------        ---------         --------
Total Operating Expenses                          5,968           11,038           18,721
                                               --------        ---------         --------
Loss from Operations                             (3,678)          (5,819)         (17,089)

Interest Income                                      46               82              188
Other (Expense)/Income - net                         (5)             (74)             194
Debt modification expense (Note 10)                  --               --           (2,389)
Settlement Expense (Note 11)                         --           (2,718)              --
Interest Expense (including amortization
  of deferred financing cost)                    (2,055)          (1,676)          (3,396)
                                               --------        ---------         --------
Loss before extraordinary loss
  on extinguishment of debt and change
  in accounting principle                      $ (5,692)       $ (10,205)        $(22,492)

Extraordinary loss on
  extinguishment of debt (Note 11)                   --           (1,657)              --

Cumulative effect of change in accounting
  principle (Note 2(q))                           1,038               --               --
                                               --------        ---------         --------
Net Loss available to common stockholders      $( 4,654)       $ (11,862)        $(22,492)
                                               ========        =========         ========
Basic and Diluted Loss before extraordinary
  item and change in accounting principle
  per Ordinary share outstanding               $  (0.10)       $   (0.18)        $  (0.41)

Basic and Diluted Loss from extinguishment
  of debt per Ordinary share outstanding             --            (0.03)              --

Basic and Diluted Loss from change in
  accounting principle per Ordinary
  share outstanding                                0.02               --               --
                                               --------        ---------         --------
Basic and Diluted Loss per Ordinary
  share outstanding                            $  (0.08)       $   (0.21)        $  (0.41)
                                               ========        =========         ========
Pro-forma Net Loss if newly adopted accounting
  principle was used in all years                    --        $ (11,436)        $(22,043)

Pro-forma Basic and Diluted Loss per
  ordinary Share outstanding                         --        $   (0.20)        $  (0.41)

Weighted average Ordinary shares outstanding     58,388           57,562           54,229

See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                    ($ IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                      Accumulated
                                                                                                      Other
                                                                                                      Comprehensive
                                                                                                      Income-       Net
                                                                            Share      Accumulated    Currency      Stockholders'
                                                    Shares        Amount    Premium    Deficit        Translation   Equity/(Deficit)
                                                    ----------    -------   -------    -----------    -----------   --------
Balances, January 1, 1998:                          52,186,821    $ 4,215   $  54,599  $   (49,476)   $        56   $     9,394
    Issuance of Ordinary Shares in Private
        Placements                                   1,100,500         90       3,485           --             --         3,575
    Warrant Conversions                                458,706         38         534           --             --           572
    Deferred Financing Costs                                --         --       3,936           --             --         3,936
    Conversion of Debt to Equity (Note 10)           2,105,714        173       4,038           --             --         4,211
    Debt Modification Expense (Note 10)                     --         --       2,389           --             --         2,389
    Options Exercised                                1,364,115        109       1,379           --             --         1,488
    Stock Options granted                                                       1,932                                     1,932

    Comprehensive (Loss):
        Net Loss                                            --         --          --      (22,492)            --       (22,492)
        Translation Loss, net of tax                        --         --          --           --             (6)           (6)
                                                    ----------    -------   ---------  -----------    -----------   -----------
    Total Comprehensive Income (Loss)                       --         --          --      (22,492)            (6)      (22,498)
                                                    ----------    -------   ---------  -----------    -----------   -----------
Balances, December 31, 1998:                        57,215,856    $ 4,625   $  72,292  $   (71,968)   $        50   $     4,999

    Issuance of Ordinary Shares in Private
        Placements                                     801,000         65         974           --             --         1,039
    Warrant Conversions                                 15,000          1          16           --             --            17
    Warrants issued in connection with $5 million
        note, $2.4 million re-finance and April 1999
        settlement agreement                                --         --       6,072           --             --         6,072

    Options Exercised                                  116,661          6         169           --             --           175
    Stock Options granted                                   --         --          77           --             --            77
    Comprehensive (Loss):
        Net Loss                                            --         --          --      (11,862)            --       (11,862)
        Translation Loss, net of tax                        --         --          --           --             --            --
                                                    ----------    -------   ---------  -----------    -----------   -----------
    Total Comprehensive Income (Loss)                       --         --          --      (11,862)            --       (11,862)
                                                    ----------    -------   ---------  -----------    -----------   -----------
Balances, December 31, 1999:                        58,148,517    $ 4,697   $ 79 ,600  $   (83,830)   $        50   $       517

   Options Exercised                                   283,600         23         467           --             --           490
     One million warrants issued in connection
        with Revlon Licensing Agreement                     --         --         762           --             --           762
     Fair Value of Options issued to consultants            --         --         227           --             --           227
     Change of Accounting Principle in respect
        of Fair Value of Options issued to Non
        Executive Directors                                 --         --      (1,038)          --             --        (1,038)

     Comprehensive (Loss):
        Net Loss                                            --         --          --       (4,654)                      (4,654)
        Translation Loss                                    --         --          --           --            (27)          (27)
                                                    ----------   --------   ---------  -----------    -----------   -----------
   Total Comprehensive Income (Loss)                        --         --          --       (4,654)           (27)       (4,681)

Balances, December 31, 2000                         58,432,117   $  4,720   $  80,018  $   (88,484)   $        23   $    (3,723)
                                                    ==========   ========   =========  ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                      2000             1999            1998
                                                                    --------         --------         -------
                                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Loss                                                            $  (4,654)        $(11,862)       $(22,492)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Depreciation and Amortization                                     824              997             540
        Bad Debt Expense                                                  (16)             582             418
        Loss/(Gain) on Sale of Equipment                                   --               --              29
        Loss on Impairment of Assets                                       --            1,522              --
        Stock Option Compensation                                         227               77           2,532
        Stock Option Compensation - Change in accounting principle     (1,038)              --              --
        Debt Modification Expense                                          --               --           2,389
        Settlement Expense                                                 --            2,718              --
        Loss on Extinguishment of debt                                     --            1,657              --
        Amortization of Deferred Finance costs                          1,200            1,042           3,355

Changes in Assets and Liabilities:
    Trade Receivables                                                     (29)            (763)           (560)
    Non-trade Receivables                                                 265              153             (16)
    Receivable from Employee                                              (10)              --             311
    Inventory                                                             (85)             220             159
    Prepaids                                                                3              232            (421)
    Accounts Payable and Accrued Liabilities                           (1,185)             198             171
    Deferred License Fees                                               3,373              543              --
                                                                    ---------         --------        --------
Net Cash Used by Operating Activities                               $  (1,125)        $ (2,684)       $(13,585)
                                                                    ---------         --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                                         (196)          (1,227)         (1,892)
                                                                    ---------         --------        --------
Net Cash Used by Investing Activities                               $    (196)        $ (1,227)       $ (1,892)

                                                                   YEAR ENDED DECEMBER 31,
                                                             2000             1999           1998
                                                           --------         -------         ------
                                                                      ($ IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary Shares
  from exercise of Warrants and Options                       490              192          2,646
Proceeds from line of credit                                   --               --          6,600
Proceeds from issuance of 9% Notes Payable                     --            5,000             --
Costs of Financing                                             --             (249)          (660)
Short-term Loans and Overdrafts                              (154)              --          1,489
                                                           ------          -------         ------

Net Cash Provided by Financing Activities                 $   336          $ 4,943       $ 10,075
                                                          -------          -------         ------

NET (DECREASE)/INCREASE  IN CASH
AND CASH EQUIVALENTS                                         (985)           1,032         (5,402)

Cash and Cash Equivalents at the Beginning
  of the year                                               1,840              808          6,216
Effects of Exchange Rate Changes on Cash                      (27)              --             (6)
                                                          --------         -------         ------

Cash and Cash Equivalents at the End of the Year          $   828            1,840            808
                                                          =======          =======         ======

Supplemental disclosures of cash flow information
        Interest                                          $   591              169             41
        Income Taxes                                      $    --               --             --

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

See accompanying notes to consolidated financial statements

                                  SENETEK PLC

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ACTIVITIES

Senetek PLC ("the Company") is a science-driven biotechnology company that develops, manufactures and markets proprietary products for the enhancement of quality of life. The company focuses on two therapeutic categories, sexual dysfunction and anti-aging, which are widely known to be multi-billion dollar markets. In connection with product development activities, we sponsor research in the life sciences and biotechnology fields.

The Company also sells monoclonal antibodies purchased from outside suppliers and derived from sponsored research into diagnostic procedures for Alzheimer's disease and other cell lines to the scientific community for research purposes.

Senetek PLC is a public limited company that was registered in England in 1983 (registration number 1759068). As of December 31, 2000 we have two wholly owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") and Carme Cosmeceutical Sciences Inc. ("CCSI") both of which are Delaware corporations. In February 2001, we formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia.

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

(b)     Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's ability to continue as a going concern may depend on its ability to obtain financing sufficient to support its operations and business development plans and to achieve profitable operating results.

Management is encouraged by the performance of the Company over the past two years and is budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. Management expects better financial performance to help fund increased research and development budget for 2001 which is estimated at $ 2 million. However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants. Furthermore, the Company cannot provide any assurance that it will be successful.

The financial statements reflect a loss for the year ended December 31, 2000 of $4,654,000, which, when taken with the previous years results, results in an accumulated deficit of $88,484,000 at December 31, 2000. Cash and cash equivalents decreased by $1,012,000 during fiscal 2000, from $1,840,000 to $828,000. The Company has partially funded the loss of $4.7 million for the year ended December 31, 2000 from (a) revenues, (b) $3.7 million of license fees received during the year, and (c) approximately $0.5 million of proceeds received in connection with the exercise of options. Management has reduced operational expenditures through the elimination of non essential facilities, reduction in staffing, improved purchasing efficiencies and the out licensing of non-core product lines.

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

Under the terms of an agreement dated December 13, 1999 the Company issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount previously recorded in accounts payable. The Note was due for repayment on August 1, 2000. Conversion was not elected and under the terms of the agreement the note is being liquidated by the assignment of our USITC and Omega accounts receivable. We are accruing interest from August 1, 2000 on the outstanding debt. As at December 31, 2000 the amount owed on this note was $546,000.

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

(g)   Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis using the following estimated useful lives:

      .   Office Furniture, Fixtures and Equipment: 3 to 15 years

      .   Laboratory equipment: 5 years

      . Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is the shorter.

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

(k)   Foreign Exchange

The Company follows currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity . Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company's United Kingdom operation is the Pound Sterling.

(l)   Calculation of the Number of Shares in Issue and Net Loss per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings per Share. The following is a reconciliation of the numerators and denominators of basic and fully diluted earnings per share computation.

                                                             December 31,
                                                    2000         1999          1998

Numerator:
      Loss Before Extraordinary Loss
      on Extinguishment of Debt and cumulative
      change in accounting principle            $ (5,692)     $(10,205)   $(22,492)


      Extraordinary Loss on Extinguishment
      of Debt                                         --        (1,657)         --

      Cumulative change in Accounting Principle    1,038           --           --
      (See note 1(q))
                                                 -------      -------      -------
      Net Loss available to common
      Stockholders                              $ (4,654)    $ (11,862)  $ (22,492)
                                                 =======      ========     =======

Denominator:

      Basic and Diluted weighted average
      Ordinary shares outstanding                 58,388       57,562        54,229


Options and warrants to purchase 15,550,143, 13,922,743 and 7,160,315 Ordinary shares were outstanding at December 31, 2000, 1999 and 1998 respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because their effect would have been antidilutive.

(m)   Financial Instruments

The carrying value of cash, receivables and current liabilities, approximate fair value due to the short term nature of these items. The fair value of the Company's long term notes payable at December 31, 2000 and 1999 are approximately $6,500,000 and $6,000,000. The carrying value of these notes at December 31, 2000 and 1999 are $7,227,000 and $7,101,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

(o)   Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133", is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of this standard has no effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We have reported a change in accounting principle as a result of the introduction of this new interpretation. See 2q.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements: ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The guidance in SAB 101, as amended by SAB 101B, is required to be followed starting with the fourth quarter of 2000. We do not believe that the guidance contained in SAB 101 will have a material affect on our financial results.

(p)   Reclassification

Certain amounts for 1999 have been reclassified to conform to current year presentation. In prior years financial statements accrued compensation on stock options was reflected as a liability. In the current year such amounts have been reclassified to share premium in Stockholders' deficit for all periods presented.

(q)   Change in Accounting Principle

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

In accordance with FIN 44, which became effective July 2, 2000 we have changed our accounting principles for the recognition of stock compensation expense for our non employee directors all of whom retire by rotation and can stand for re-election at the Company's shareholder annual general meeting. We have, included our non employee directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in the net loss of the period of the change. This change in accounting principle has decreased the net loss in 2000 by $1,038,000.

3.    CONCENTRATION OF CREDIT RISK

The Company's customers are principally in the United States. Accounts receivable typically are unsecured. The allowance for doubtful accounts is established based on payment trends, age of the receivables and other economic factors. Three customers in the Company's skincare sector account for approximately 46%, 29% and 12% of the Company's revenues in 2000 and 56%, 12% and 18% of the Company's net revenue in 1999. The same customers account for 55%, 28% and 7% of the Company's net trade receivables at December 31, 2000 and 22%, 16% and 38% of the Company's net trade receivables at December 31, 1999. There is a therefore a significant concentration of credit risk with respect to these customers.

4.    NON TRADE RECEIVABLES

Non trade receivables of $48,000 (1999 $188,000) principally comprise amounts receivable under two promissory notes relating to the April 13, 1999 settlement agreement.

5.    INVENTORY

Inventory at the lower of cost or market value comprises the following:



                                       December 31, 2000    December 31, 1999
                                       -----------------    -----------------
                                                  ($ in thousands)

          Finished Goods                   $  131                $   44
          Raw Materials                       324                   467
          Work in Progress                    141                    --
                                             ----                  ----
                                           $  596                $  511
                                             ====                  ====



6.    PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      December 31, 2000   December 31, 1999
                                                      -----------------   -----------------
                                                                ($ in thousands)

        Cost:
            Office Furniture, Fixtures and Equipment        $ 1,300             $ 1,567
            Laboratory equipment  (2)                           363                 365
            Leasehold Improvements  (2)                         832                 832
            Assets under construction  (3)                    2,955               2,820
                                                            -------             -------
                                                              5,450               5,584
                                                            -------             -------

        Accumulated depreciation (1)
            Office Furniture, Fixtures and Equipment          1,125               1,104
            Laboratory equipment                                330                 266
            Leasehold Improvements                              247                 154
                                                            -------             -------
                                                              1,702               1,524
                                                            -------             -------
Net Carrying Value                                          $ 3,748             $ 4,060
                                                            =======             =======

In December 1999, the Company abandoned certain fixed assets. As a result of this abandonment, the Company recorded an impairment loss of $1,522,000. The assets abandoned comprised of assets in progress associated with the Reliaject development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

Under the terms of an agreement dated December 13, 1999 the Company issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount recorded in accounts payable. The Note could have been converted into Senetek 5p Ordinary shares at a conversion rate of $2.00 per share after August 1, 2000 for a period of 31 days from that date. Conversion was not elected and under the terms of the agreement the note is being liquidated by the assignment of our USITC and Omega accounts receivable. We have accrued interest from August1, 2000 on the outstanding debt. As at December 31, 2000 the amount owed on this note was $546,000.

NOTES:

      1.   Depreciation charge during the year amounted to $508,000 (1999:
           $773,000, 1998: $406,000)

      2. The tangible fixed assets of the Company includes furniture & fixtures and laboratory equipment owned under Capital leases as follows:

                                                2000            1999
                                                -----           ----
                                                  ($ in thousands)

                Cost                            $ 492          $ 492
                Accumulated Depreciation         (492)          (455)
                                                -----           ----
                Net carrying value              $  --          $  37
                                                =====           ====


      3. The additional cost of continued development of the asset in the course of construction is estimated to be $500,000.



7.    GOODWILL

      The amount in the Company's Balance Sheet represented by these intangible assets is made up as follows:

                                      December 31, 2000   December 31, 1999
                                      -----------------   -----------------
                                                ($ in thousands)

        Goodwill:
            Cost                            $ 2,141             $ 2,202
            Accumulated Amortization           (700)               (571)
                                            -------             -------

            Net                             $ 1,441             $ 1,631
                                            =======             =======


The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995.

8.    DEFERRED FINANCING COSTS

                                      December 31, 2000    December 31, 1999
                                      -----------------    -----------------
                                                ($ in thousands)

Deferred financing costs                   $ 3,400             $3,400

Accumulated Amortization                    (2,019)              (819)
                                           -------             ------
Net                                        $ 1,381             $2,581
                                           -------             ------

Deferred financing costs for 2000 and 1999 principally relate to the fair value of warrants issued in connection with the new $5 million Note issued on April 14, 1999 (see Note 11).

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise the following:

                                        December 31, 2000            December 31, 1999
                                     Accounts      Accrued        Accounts        Accrued
                                     Payable      Liabilities     Payable        Liabilities
                                     --------     -----------     ----------     -----------
                                                       ($ in thousands)
Trade Creditors                       $  397        $   15          $1,378        $   63
Accrued Salaries and Benefits             --            23              --           176
Legal and Professional Fees              334            68             261            52
Customer Advances                        310            --             310            --
Interest on Notes Payable                296           125              --           295
Audit and Accountancy Fees                41           180              62           104
Accrued Rent                              --           103              --            50
Other Liabilities and accruals            --           290             219           355
                                       -----        ------          ------        ------
                                      $1,378        $  804          $2,230        $1,095
                                      ======        ======          ======        ======


Customer advances relates to monies received to finance the purchase of raw material inventories for products supplied.

10.   LINE OF CREDIT

On July 8, 1998 the Company received $5,940,000 ($6,600,000 less a 10% fee) under the terms of a $10 million Credit Agreement with a third party. This line of credit was non interest bearing and became due in April 2000. In connection with this line of credit 1,885,714 warrants at an exercise price of $3.50 and 377,150 warrants at an exercise price of $6 were granted. The fair value of these warrants, calculated using the Black Scholes model was calculated at $3,936,000. The fair value of these warrants was being amortized, using the interest rate method, over the term of the credit agreement. (See Note 14).

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

Future minimum annual payments mature as follows:

          Year ended December 31,                      Minimum Annual Payment
                                                       ----------------------

                  2001                                                --
                  2002                                        $7,389,000

The Company issued Series A warrants to purchase an aggregate of 738,857 Ordinary shares at $1.50 per share, which have been adjusted to $1.20 according to certain terms of the agreement. The Series A warrants expire after five years. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the Agreement. The Series C warrants are only exercisable to the extent the outstanding principal balance of $2,389,000 on one of the investment notes is not repaid in cash. The Series B and C warrants expire in ten years.

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes as such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the Series C warrants was included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

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

12.  STOCK OPTIONS PLANS

(a) In December 1985, the Company adopted a share option plan (the "No. 1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share twenty-one days prior to the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee's employment is terminated; the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997 shareholders approved the extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

           The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2000:

                                    Shares                                           Exercise
                                   Available        Options           Options          Price
                                   For Grant      Outstanding         Vested         Per Share
                                  ----------      -----------       ----------       ----------
Balance at January 1, 1998         2,830,000        2,691,375        1,112,125       $0.75-4.88

    Authorized                            --               --               --               --

    Cancelled                        404,000         (404,000)         (18,250)      $     3.50

    Exercised                             --         (664,115)        (664,115)      $1.25-2.00

    Granted                       (1,751,000)       1,751,000               --       $2.00-3.75

    Options Vested                        --               --          633,655       $1.25-4.88
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1998       1,483,000        3,374,260        1,063,415       $0.75-4.88
                                  ----------       ----------       ----------       ----------

    Exercised                             --         (116,660)        (116,660)      $     1.50

    Granted                       (1,541,500)       1,541,500               --       $1.31-2.00

    Options Vested                        --               --        1,371,750       $1.32-4.88

    Cancelled                      1,683,975       (1,683,975)        (707,880)      $1.25-4.00
                                  ----------       ----------       ----------       ----------

Balance at December 31, 1999       1,625,475        3,115,125        1,610,625       $1.25-4.88
                                  ----------       ----------       ----------       ----------

   Cancelled                       1,177,500       (1,094,000)        (383,250)      $1.32-4.88

   Exercised                              --         (245,500)        (245,500)      $1.47-2.00

   Granted                        (1,685,000)       1,685,000               --       $0.87-2.03

   Options Vested                         --               --          248,375       $1.31-3.75
                                  ----------       ----------       ----------       ----------

Balance at December 31, 2000       1,117,975        3,460,625        1,230,250       $0.87-3.75
                                  ==========       ==========       ==========       ==========

           The following table summarizes information about the Executive No. 1 Scheme options outstanding at December 31, 2000.

                                       Weighted                                   Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/00 Contractual Life Exercise Price as of 12/31/00      Options
     --------------   ------------- ---------------- -------------- ------------- -----------------
     $ 0.87-$ 0.87          10,000      6.97             $ 0.87              --        $   --
     $ 1.31-$ 1.75       2,698,125      5.51             $ 1.49         823,500        $ 1.61
     $ 2.00-$ 2.19         685,000      4.93             $ 2.01         387,500        $ 2.00
     $ 3.50-$ 3.75          67,500      4.23             $ 3.70          19,250        $ 3.68

                       -----------                       ------      ----------      --------
     $  .87-$ 3.75       3,460,625      5.37             $ 1.64       1,230,250        $ 1.77
                       ===========                       ======      ==========      ========

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan, 350,000 and 150,000 options were granted in 1991 to Dr.
G. Homan and Mr. P.A. Logan respectively, under the general powers granted to directors for the allotment of equity securities, approved at an Extraordinary General Meeting. In June 1997, in conjunction with the issuance of new employment agreements, 1.8 million options were granted to the directors and certain employees of the company. The following table summarizes option transactions outside the No. 1 Plan in the years ended December 31, 2000, 1999 and 1998. Except for the granting of the above options, there were no transactions prior to 1998.

                                Options Outstanding    Options Vested    Exercise Price
                               -------------------    --------------    --------------

Balance at January 1, 1998          2,300,000            1,100,000       $0.75 - $1.50

Exercised                            (700,000)            (700,000)      $0.75 - $1.50
Options Vested                             --              500,000

Cancelled                            (200,000)                  --       $1.50
                                    ---------            ---------
Balance at December 31 1998         1,400,000              900,000       $1.50
                                    ---------            ---------

Exercised                                  --                   --

Options Vested                             --                   --

Cancelled                            (700,000)            (400,000)      $1.50
                                    ---------            ---------
Balance at December 31 1999           700,000              500,000       $1.50
                                    ---------            ---------

Exercised                                  --                   --

Options Vested                             --                   --

Cancelled                            (500,000)            (300,000)      $1.50
                                    ---------            ---------
Balance at 31 December 31, 2000       200,000              200,000       $1.50
                                    =========            =========



          The following table summarizes information about the Outside No. 1 Scheme Options outstanding at December 31, 2000.

                                       Weighted                                    Weighted Average
                         Number         Average         Weighted       Number     Exercise Price of
        Range of       Outstanding      Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/00 Contractual Life Exercise Price as of 12/31/00      Options
     --------------   -------------- ---------------- -------------- ------------- -----------------
     $ 1.50                200,000        3.50           $ 1.50          200,000       $  1.50
                        ----------                        -----        ---------      --------
     $ 1.50                200,000        3.50           $ 1.50          200,000       $  1.50
                        ==========                        =====        =========      ========

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

          The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2000:

                                    Shares                                     Exercise
                                   Available       Options         Options      Price
                                   For Grant     Outstanding       Vested      Per Share
                                  ----------     -----------      --------     ----------
Balance at January 1, 1998         3,577,500        298,625         68,625     $1.22-3.53

    Granted                         (415,000)       415,000             --     $2.00-4.28
    Vested                                --             --        230,000     $1.50-3.43
                                  ----------     ----------     ----------     ----------

Balance at December 31, 1998       3,162,500        713,625        298,625     $1.22-4.28
                                  ----------     ----------     ----------     ----------

    Granted                         (600,000)       600,000             --     $1.44-1.69
    Vested                                --             --        815,000     $1.69-4.28
    Cancelled                         13,625        (13,625)       (13,625)            --
                                  ----------     ----------     ----------     ----------

Balance at December 31, 1999       2,576,125      1,300,000      1,100,000     $1.44-4.28
                                  ----------     ----------     ----------     ----------

    Granted                         (820,000)       820,000             --     $1.31-1.41
    Exercised                             --        (38,100)       (38,100)    $1.41-2.00
    Vested                                --             --        375,000     $1.31-1.44
                                  ----------     ----------     ----------     ----------
Balance at December 31, 2000       1,756,125      2,081,900      1,436,900     $1.31-4.28
                                  ==========     ==========     ==========    ===========





             The following table summarizes information about the No. 2 Scheme for non-executive directors and consultants options outstanding at December 31, 2000.

                                       Weighted                                   Weighted Average
                         Number         Average         Weighted       Number       Exercise Price of
        Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
     Exercise Price   as of 12/31/00 Contractual Life Exercise Price as of 12/31/00      Options
     --------------   -------------- ---------------- -------------- -------------- -----------------
     $ 1.31-$ 1.69       1,501,900        6.05           $ 1.49         856,900        $ 1.55
     $ 2.00                135,000        3.77           $ 2.00         135,000        $ 2.00
     $ 3.25-$ 3.97         395,000        4.06           $ 3.52         395,000        $ 3.52
     $ 4.28                 50,000        4.40           $ 4.28          50,000        $ 4.28

                        ----------                       ------      ----------       -------
     $ 1.31-$ 4.28       2,081,900        5.49           $ 1.97       1,436,900        $ 2.23
                        ==========                       ======      ==========       =======


Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16,1997.

                  The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 2000. There were no transactions prior to 1997.

                                   Options Outstanding     Options Vested    Exercise Price
Balance at January 1, 1998               132,500               110,000        $1.22  -  $4.50
Granted                                   60,000                    --        $1.50
Options Vested                                --                22,500        $2.90  -  $4.50
                                         -------               -------
Balance at December 31, 1998             192,500               132,500        $1.22  -  $4.50

Granted                                   60,000                60,000        $1.25
Options Vested                                --                60,000        $1.50
Cancelled                                (72,500)              (72,500)       $2.90
                                         -------               -------
Balance at December 31, 1999             180,000               180,000        $1.25  -  $4.50

Granted                                       --                    --              --
Options Vested                                --                    --              --
Cancelled                                     --                    --              --
                                         -------               -------
Balance at December 31, 2000             180,000               180,000        $1.25  -  $4.50
                                         =======               =======


                  The following table summarizes information about the outside No. 2 Scheme for non executive directors and consultants options outstanding at December 31, 2000.

                                        Weighted                                       Weighted Average
                         Number          Average          Weighted        Number       Exercise Price of
        Range of       Outstanding      Remaining         Average       Exercisable        Exercisable
     Exercise Price   as of 12/31/99  Contractual Life  Exercise Price  as of 12/31/99         Options
     --------------   --------------  ----------------  --------------  --------------  -----------------
     $ 1.22-$ 1.50         120,000         4.95           $  1.38           120,000          $  1.38
     $ 3.53-$ 4,50          60,000         4.56           $  3.69            60,000          $  3.69

     -------------         -------                        -------           -------          -------
     $ 1.22-$ 4.50         180,000         4.81           $  2.15           180,000          $  2.15
     =============         =======                        =======           =======          =======

13.  STOCK COMPENSATION EXPENSE

Under U.S. GAAP, the Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. 2000 $Nil (1999: $(699,000); 1998: $1,664,000)
of expense has been recognized for stock based employee compensation in accordance with APB 25. These expense amounts relate to options issued outside the No. 1 Plan. Had compensation expense been determined based upon the fair value at the grant date for awards as an alternate provided by SFAS 123, "Accounting for Stock-Based Compensation", the Company's pro-forma net loss and loss per share would be $5,010,000 and $0.09 per share respectively in 2000, $13,641,000 and $0.24 per share respectively in 1999, and $24,394,000 and $0.45 per share, respectively in 1998. These amounts are for disclosure purposes only and may not be representative of future calculations, since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value of the options granted are estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 77% (1999 - 53% and 1998 - 76%), risk-free investment rate of 5.0% (1999 - 6.1%, 1998 - 6.1%), and an expected life of 4 years.

The average fair values of the options granted for each Ordinary share American Depositary Receipt during 2000, 1999 and 1998 are estimated at:

              EXERCISE PRICE ON
                 DATE OF GRANT                  2000            1999        1998
              -----------------                 ----            ----        ----

              equals market price           $   0.85        $   0.91    $   2.48
              exceeds market price                --              --          --
              below market price                  --              --          --
              All options                   $   0.85        $   0.91    $   2.48

During 2000, the Company recognized $227,000 (1999 $776,000; 1998: $868,000) of general and administrative expense relating to all stock options awarded to non-employees and consultants in exchange for services based upon the fair value of the awards at the grant date which were estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 77%, (1998:53%, 1997:76%) risk free investment rate of 5.0% (1999:6.1%,1998:6.1%) and an expected life of 7 years (1999: 4 years, 1998: 4 years).

14.  STOCKHOLDERS' EQUITY

During the year ended December 31, 2000, the outstanding Ordinary shares of the Company increased by 283,600 to 58,432,117. The exercise of 283,600 Employee stock options into an equivalent number of Ordinary shares took place in the first half of 2000.

In connection with the Revlon licensing agreement we issued to Revlon 1.0 million warrants to purchase an equivalent number of Senetek PLC Ordinary shares at an exercise price of $6.00 per share. These warrants expire three years from the date of issuance.

The other warrants, were mainly issued in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and April 13, 1999 respectively and a private placement in April 1999 and to Revlon as part of a license in June 2000.

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

                        Warrants    Exercise    Expiration    Warrants
                         Issued       Price        Date      Unexercised
                        ---------   ---------   ----------   -----------
                        1,100,000   $  5.0000   April 2001     1,100,000
                        3,000,000      1.2000   April 2004     3,000,000
                        3,333,333      1.5000   April 2009     3,333,333
                        1,194,285      2.0000   April 2009     1,194,285
                        ---------                            -----------
Balance at
December 31, 1999       8,627,618                              8,627,618
                        1,000,000       6.000   June  2003     1,000,000
                        ---------                            -----------
Balance at
December 31, 2000       9,627,618                              9,627,618
                        =========                            ===========

15.  CALCULATION OF THE NUMBER OF ORDINARY SHARES OUTSTANDING

                                                                  Shares             Weighted
                                                                Issued and         Average Shares
                                                                Outstanding         Outstanding
                                                                -----------         -----------
1998:
Shares outstanding at the beginning of the period                52,186,821          52,186,821
Exercise and Conversion of Warrants                                 458,706             416,793
Options Exercised                                                 1,364,115             665,038
Private Placements and Conversion of Debentures                   3,206,214             960,752
                                                                 ----------          ----------

Shares outstanding at December 31, 1998                          57,215,856          54,229,404
                                                                 ----------          ----------

1999:
Shares outstanding at the beginning of the period                57,215,856          57,215,856
Exercise and Conversion of Warrants                                  15,000                 739
Options Exercised                                                   116,661              89,112
Private Placements                                                  801,000             256,481
                                                                 ----------          ----------

Shares outstanding at December 31, 1999                          58,148,517          57,562,188
                                                                 ----------          ----------
2000:
Shares outstanding at the beginning of the period                58,148,517          58,148,517
Options Exercised                                                   283,600             239,349
                                                                 ----------          ----------
Shares outstanding at December 31, 2000                          58,432,117          58,387,866
                                                                 ==========          ==========


16.  TAXATION

The Company is incorporated in England with two U.S. subsidiaries. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The Company will be liable for United States tax (including state taxes) through the U.S. subsidiaries.

No income tax charges/(credits) have been reflected in the Consolidated Statement of Operations due to the net operating losses in the year which substantially accounts for the gross deferred tax asset.

Deferred tax assets are comprised of the following:

                                                              December 31,
                                                          2000           1999

           Net operating loss carry forwards          $23,000,000   $22,900,000
           Start up and organization costs              3,500,000     3,500,000
           Reserves and accruals                        2,100,000       600,000
                                                        ---------    ----------

           Gross Deferred Tax Asset                    28,600,000    27,000,000
           Valuation Allowance                        (28,600,000)  (27,000,000)
                                                      -----------   -----------
           Net Deferred Tax Asset                     $        --   $        --
                                                      ===========   ===========


The difference between the effective tax rate and statutory tax rate is primarily due to the increase in the valuation allowance.

Provisional tax losses available to the Company in the United Kingdom are estimated to be approximately $38,100,000 at the end of fiscal year 2000. The deferred tax asset value of these losses is approximately $12,000,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset.

Federal provisional tax losses available to the Company in the U.S. are estimated to be approximately $30,300,000 at the end of fiscal year 2000. The deferred tax asset value of these losses is approximately $10,300,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance as it is more likely than not that the Company will not generate taxable income in the foreseeable future to utilize the deferred tax asset. Federal net operating losses expire at varying dates from 2002 through 2018. California net operating losses are estimated to be approximately $10,900,000. The resulting deferred tax asset from California net operating losses is approximately $700,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2001 through 2004.

17.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Pharmaceutical operations and skincare operations. The Pharmaceutical operations comprise Senetek PLC and SDDT and include biopharmaceuticals, drug development, drug delivery development and the sale of monoclonal antibodies. The skincare operation comprises CCSI and includes the distribution of primarily Kinetin based skin care products to a number of markets in North America and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. The Company evaluates performance based on operating results of the respective business units.

       INDUSTRY SEGMENTS                                       2000             1999              1998
       -----------------                                   --------         --------          --------
                                                                       ($ IN THOUSANDS)
        Net Sales
          Pharmaceuticals                                  $  1,192         $  1,301          $  1,517
          Skincare                                            2,567            6,962             3,155
                                                           --------         --------          --------
        Net Sales for reportable segments
          and consolidated net sales                          3,759            8,263             4,672
                                                           --------         --------          --------

        Operating (Loss)/Profit
          Pharmaceuticals                                    (4,350)          (7,867)          (15,378)
          Skincare                                              672            2,048            (1,711)
                                                           --------         --------          --------
        Total Operating (Loss) for reportable segments       (3,678)          (5,819)          (17,089)
                                                           --------         --------          --------

        Pharmaceuticals
          Operating Loss                                     (4,350)          (7,867)          (15,378)
          Interest Income                                        46               82               188
          Interest Expense (including amortization of
            Deferred Financing costs 2000 $1,326;
            1999 $1,042) and 1998 $3,355)                    (2,001)          (1,442)           (3,355)
          Other (Expense                                         (5)             (74)               --
          Settlement Expense                                     --           (2,718)               --
          Debt modification expense                              --               --            (2,389)
                                                            --------         --------          --------

       Loss Before Extraordinary item and Change
         in Accounting Principle                             (6,310)         (12,019)          (20,934)
       Loss on extinguishment of debt                            --           (1,657)               --
       Change in Accounting Principle                         1,038               --                --
                                                           --------         --------          --------
       Loss available to common stockholders                 (5,272)         (13,676)          (20,934)
                                                           --------         --------          --------
      Skincare
          Operating Profit/(Loss)                               672            2,048            (1,711)
          Interest Expense                                      (54)            (234)              (41)
          Other Income/(Expense)                                 --               --               194
                                                           --------         --------          --------
       Income (Loss) available to common stockholders           618            1,814            (1,558)
                                                           --------         --------          --------

       Loss available to common stockholders for
         reportable segments                                 (4,654)         (11,862)          (22,492)

        Assets:
          Pharmaceuticals                                     6,185            7,251             7,408
          Skincare                                            3,201            4,977             3,258
                                                           --------         --------          --------
        Total Consolidated Assets                          $  9,386         $ 12,228          $ 10,666
                                                           --------         --------          --------

        Capital Expenditure:
          Pharmaceuticals                                        57            1,227             1,824
          Skincare                                               --               --                68
                                                           --------         --------          --------
        Total consolidated capital expenditure             $     57         $  1,227          $  1,892
                                                           ========         ========          ========

       INDUSTRY SEGMENTS                                       2000             1999              1998
       -----------------                                   --------          -------          --------
                                                                        ($ IN THOUSANDS)
        Depreciation and Amortization:
          Pharmaceuticals                                       473              633               406
          Skincare                                              351              364               134
                                                           --------          -------          --------
         Total Consolidated Depreciation
           and Amortization                                $    824          $   997          $    540
                                                           ========          =======          ========

        GEOGRAPHIC AREAS                          2000             1999            1998
        ----------------                        --------         --------         -------
                                                            ($ IN THOUSANDS)
        Net Sales
          United States                          3,109            7,101            3,954
          United Kingdom                           200              717              628
          Other foreign countries                  450              445               90
                                              --------         --------         --------

          Total Consolidated                     3,759            8,263            4,672
                                              --------         --------         --------

        Long Lived Assets

          United States                          5,189            5,602            5,988
          United Kingdom                            --               89               89
                                              --------         --------         --------
                                              $  5,189         $  5,691         $  6,077
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

18.     COMMITMENTS AND CONTINGENCIES

        (a)     Research

                Under existing agreements, the Company is committed to provide funding for research programs and clinical trials of approximately $100,000 during the year ending December 31, 2001.

        (b)     Commitments Under Operating Leases

                The Company leases certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through its subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

                Minimum future lease payments under non cancelable leases are as follows:

                      YEARS ENDING DECEMBER 31           FUTURE MINIMUM PAYMENT
                      ------------------------           ----------------------
                                                             ($ IN THOUSANDS)

                                  2001                             $384
                                  2002                              387
                                  2003                              298
                                  2004                              310
                                  2005                              300
                                  Thereafter                        600
                                                                 ------

                                                                 $2,279
                                                                 ======

                Rent expense was approximately $339,000, $468,000 and $575,000 in 2000, 1999 and 1998 respectively.

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

          (d)  Employment Contracts

          The Company has entered into employment agreements with one of its officers, Frank Massino (CEO). The agreement was for a three year period, but was extended for a further two years in 2000. The agreement will automatically renew unless specifically terminated by the Company or the employee. If the employment agreement is terminated by the Company, the employee will be entitled to an additional three years of compensation. Annual compensation under the employment agreement is $250,000. In addition the agreements provide for incentive and additional compensation under certain circumstances.

19. QUARTERLY INFORMATION (unaudited)

                                                          First        Second        Third(1)      Fourth          2000
                                                         Quarter      Quarter        Quarter       Quarter
Net Revenue                                            $   980        $   778        $ 1,223         $ 778       $  3,759
Gross Profit                                               558            498            747           487          2,290
Operating income (loss)                                   (872)        (1,279)          (478)       (1,049)        (3,678)
Loss before cumulative effect
  of change in accounting principle                     (1,365)        (1,779)          (982)        1,566)        (5,692)
Cumulative effect of change in
  accounting principle                                      --             --          1,038            --          1,038

Net Loss                                                (1,365)        (1,779)            56        (1,566)        (4,654)

Basic and diluted per share data
Loss before cumulative effect
  of change in accounting principle                      (0.02)         (0.03)         (0.02)        (0.03)         (0.10)
Cumulative effect of change in
  accounting principle                                      --             --           0.02            --           0.02
Net loss                                                 (0.02)         (0.03)         (0.00)        (0.03)         (0.08)

                                                          First         Second         Third         Fourth            1999
                                                         Quarter        Quarter        Quarter       Quarter
Net Revenue                                            $   934        $ 1,759         $3,405       $ 2,165       $  8,263
Gross Profit                                               341          1,139          1,340         2,399          5,219
Operating (loss) income                                 (2,204)        (1,893)           393        (2,115)        (5,819)
Settlement expense                                          --         (2,718)            --            --         (2,718)
(Loss) income before
  extraordinary loss on
  extinguishment of debt                                (2,420)        (5,158)           181        (2,808)       (10,205)
Extraordinary loss from
  extinguishment of debt                                    --         (1,657)            --            --         (1,657)

Net (loss) income                                       (2,420)        (6,815)           181        (2,808)       (11,862)

Basic and diluted per share data:
(Loss)Income before extraordinary
 loss on extinguishment of debt                          (0.04)         (0.09)          0.00         (0.05)         (0.18)
Extraordinary loss from
 extinguishment of debt                                     --          (0.03)            --            --          (0.03)

Net (loss) income                                        (0.04)         (0.12)          0.00         (0.05)         (0.21)

(1) The Company's net loss for the three and nine months ended September 30, 2000 as originally reported on Form 10-Q did not include the cumulative effect of the change in accounting principle of $1,038.

SCHEDULE II

                                  SENETEK PLC
                       VALUATION AND QUALIFYING ACCOUNTS


                                                    Additions -
                                                ---------------------
                                   Balance,      Charges to Revenues       Deductions-       Balance,
                                 Beginning of       or Costs and           Write-offs         End of
                                    Period            Expenses          Charged to Reserve    Period
                                 -------------  ---------------------  -------------------  -----------
ALLOWANCES AGAINST TRADE
AND NON TRADE RECEIVABLES:
--------------------------

Year Ended December 31,

2000...........................    $  1,037,810        $       --          $   (16,280)     $ 1,021,530

1999...........................         455,474           582,336                   --        1,037,810

1998...........................          37,000           418,474                   --          455,474

ALLOWANCES AGAINST INVENTORIES:
------------------------------

Year Ended December 31,

2000...........................    $    160,065        $   92,000          $  (160,065)     $    92,000

1999...........................         194,932           (34,867)                  --          160,065

1998...........................          95,000            99,932                   --          194,932