Form 10-Q/A
period 2000-09-30
SENETEK PLC /ENG/
filed 2001-05-02
CIK 789944

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

At April 24, 2001, there were 58,432,117 of the Registrant's Ordinary shares outstanding.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Items 1 and 2 of
Part I, and Item 2 of Part II of the Senetek PLC Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, are amended and restated as follows:

                         SENETEK PLC AND SUBSIDIARIES

                             INDEX TO FORM 10-Q/A
                       QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

     Item 1 - Financial Statements

     Unaudited Consolidated Statements of Operations
     Three Months Ended September 30, 2000 and September 30, 1999           3
     Nine Months Ended September 30, 2000 and September 30, 1999

     Consolidated Balance Sheets
     September 30, 2000 (unaudited) and December 31, 1999                   4

     Unaudited Consolidated Statement of Stockholders' Deficit
     and Comprehensive Loss
     Nine Months ended September 30, 2000                                   5

     Unaudited Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2000 and September 30, 1999            6

     Notes to the Unaudited Consolidated Financial Statements               8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13

PART II. OTHER INFORMATION                                                 20

     Item 2 - Exhibits and Other Information                               20


SIGNATURES                                                                 21

                        Part I -- Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (unaudited)

                                                                         Three Months Ended     Nine Months Ended
                                                                             September 30,        September 30,
                                                                         -------------------    ------------------
                                                                           2000        1999       2000       1999
                                                                         -------      ------    -------    -------
Revenues:
 Product Sales                                                           $ 1,223     $ 3,405    $ 2,981    $ 6,098

 Cost of Sales                                                               476       1,340      1,178      2,553
                                                                         -------     -------    -------    -------
 Gross Profit                                                                747       2,065      1,803      3,545

Operating Expenses:
 Research & Development                                                       55         720        743      2,400
 General & Administration                                                  1,170         947      3,689      4,625
 Marketing & Promotion                                                        --           5         --        224
                                                                         -------     -------    -------    -------
 Total Operating Expenses                                                  1,225       1,672      4,432      7,249
                                                                         -------     -------    -------    -------
Income/(Loss) from Operations                                               (478)        393     (2,629)    (3,704)

Other income (expense):
 Settlement Expense (Note 3)                                                  --          --         --     (2,718)
 Interest Income                                                              19          66         34        107
 Interest Expense (including amortization of deferred
  financing costs and discount)                                             (524)       (433)    (1,527)    (1,083)
 Other                                                                         1         155         (4)         1
                                                                         -------     -------    -------    -------
Income (Loss) before extraordinary loss on extinguishment of debt           (982)        181     (4,126)    (7,397)

Extraordinary Loss on extinguishment of debt (Note 3)                         --          --         --     (1,657)

Cumulative effect of change in accounting principle                        1,038          --      1,038         --
                                                                         -------     -------    -------    -------
Net income/(loss) available to common stockholders                       $    56     $   181    $(3,088)   $(9,054)
                                                                         =======     =======    =======    =======
 Basic and diluted income/(loss) before extraordinary item per
  Ordinary share outstanding                                             $ (0.02)    $    --    $ (0.07)   $ (0.13)

 Basic and diluted (loss) from extinguishment of debt per
  Ordinary share outstanding                                             $    --     $    --    $    --    $ (0.03)

 Basic and diluted loss from change in accounting
  principle per Ordinary share outstanding                               $  0.02     $    --    $  0.02    $    --

 Basic and diluted income/(loss) per Ordinary share outstanding          $    --     $    --    $ (0.05)   $ (0.16)

 Weighted average Ordinary shares outstanding                            $58,431     $57,561     58,389     57,416

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,   December 31,
                                                                           2000          1999
                                                                      -------------   ------------
                                                                       (unaudited)
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                              $  1,556      $  1,840
 Trade Receivables
  (net of provisions of $911,306 at September 30, 2000 and $776,306
  at December 31, 1999)                                                    1,006         1,234
 Non-Trade Receivables
  (net of provisions of $126,504 at September 30, 2000 and $261,504
  at December 31, 1999)                                                       49           188
 Inventory
  (net of provisions of $160,065 at September 30, 2000 and
  December 31, 1999)                                                         573           511
 Prepaids and Deposits                                                       107           183
                                                                        --------      --------
Total Current Assets                                                       3,291         3,956

 Property & Equipment, net                                                 3,799         4,060
 Goodwill - net                                                            1,531         1,631
 Deferred Financing costs - net                                            1,681         2,581
                                                                        --------      --------
TOTAL ASSETS                                                            $ 10,302      $ 12,228
                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts Payable                                                          1,270         2,230
 Accrued Liabilities                                                         694         1,137
 Convertible Short Term Debt (Note 2)                                        700           700
 Accrued Compensation on Stock Options
   - Employees                                                             1,014         2,213
   - Non-employees                                                         2,484         2,484
                                                                        --------      --------
Total Current Liabilities                                                  6,162         8,764

Long Term Liabilities
 Notes Payable
  (net of unamortized discount of $193,292 at September 30, 2000
  and $287,792 at December 31, 1999)                                       7,195         7,101
 Deferred License Fees                                                     2,825           543
                                                                        --------      --------
Total Liabilities                                                       $ 16,182      $ 16,408
                                                                        --------      --------

Commitments and Contingencies                                                 --            --

Stockholders' (Deficit):
 Ordinary shares $0.08 (5 pence) par value:
 Authorized shares: 100,000,000
 Issued and outstanding shares:
  September 30, 2000 - 58,432,117
  December 31, 1999 - 58,148,517                                           4,720         4,697

Share Premium                                                             76,293        74,903
Accumulated Deficit                                                      (86,918)      (83,830)
Equity Adjustment from Foreign Currency Translation                           25            50
                                                                        --------      --------
Total Stockholders' (Deficit)                                           $ (5,880)     $ (4,180)
                                                                        --------      --------
Total Liabilities and Stockholders' (Deficit)                           $ 10,302      $ 12,228
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

                                                                                                    Accumulated
                                                                                                    Other
                                                                                                    Comprehensive
                                                                                                    Income
                                                     Ordinary     Shares   Share     Accumulated    Currency         Net
                                                     Shares       Amount   Premium   Deficit        Translation(1)   Equity
                                                     ----------   ------   -------   -----------    --------------   -------

Balances, January 1, 2000:                           58,148,517   $4,697   $74,903    $(83,830)          $ 50        $(4,180)

Exercise of options                                     283,600       23       467          --             --            490

One million warrants issued in connection
 with Revlon Licensing Agreement                                               762                                       762

Cancellation of vested stock options
 previously classified as accrued compensation                               1,199                                     1,199

Change in accounting principle in respect to fair
 value of options issued to non executive directors                         (1,038)                                   (1,038)

Comprehensive Loss
 Net loss                                                    --       --        --     (3,088)             --         (3,088)
 Translation loss, net of tax                                --       --        --         --             (25)           (25)
                                                     ----------   ------   -------   --------            ----        -------
Total Comprehensive Loss                                                               (3,088)            (25)        (3,113)
                                                     ----------   ------   -------   --------            ----        -------
Balances, September 30, 2000                         58,432,117   $4,720   $76,293   $(86,918)           $ 25        $(5,880)
                                                     ==========   ======   =======   ========            ====        =======

(1) For the three months ended September 30, 2000 the translation loss was $8 and the comprehensive gain was $48. For the nine months ended September 30, 1999 the translation loss was $10 and the comprehensive loss was $9,044. For the three months ended September 30, 1999 the translation gain was $29 and the comprehensive income was $210.

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              2000     1999
                                                            -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                    $(3,088)  $(9,054)

Adjustments to reconcile net loss to net cash:
  Depreciation and amortization                                 510       438
  Loss on disposal of fixed assets                               --        64
  Stock Option Compensation                                      --       (24)
  Stock option compensation change in accounting principle   (1,038)       --
  Amortization of Deferred Finance costs                        994       850
  Settlement Expenses                                            --     2,718
  Extinguishment of Debt                                         --     1,657
  Shares issued in lieu of debt                                           107

  Changes in assets and liabilities:
    Trade Receivables                                           228        11
    Non-trade Receivables                                       139    (1,067)
    Inventory                                                   (62)      205
    Prepaids and deposits                                        76       997
    Accounts payable and accrued liabilities                 (1,403)      980
    Deferred License Fees                                     3,044       100
                                                            -------   -------

Net Cash Used in Operating Activities                       $  (600)  $(2,018)
                                                            =======   =======

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment                         $  (149)  $(2,074)
                                                            -------   -------

Net Cash Used in Investing Activities                       $  (149)  $(2,074)
                                                            =======   =======

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of Issuance of Ordinary shares from
   Exercise of Options and Warrants                         $   490   $   118
 Proceeds from Notes Payable issued net of
   $249,000 cash finance costs                                   --   $ 4,751
                                                            -------   -------

 Net Cash Provided By Financing Activities                  $   490   $ 4,869
                                                            =======   =======

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                               Nine Months Ended
                                                  September 30,
                                               -----------------
                                                 2000      1999
                                               -------    ------

Effect of exchange rate changes on cash            (25)       10

NET INCREASE (DECREASE) IN CASH                -------    ------
  AND CASH EQUIVALENTS                         $  (284)   $  787

Cash and cash equivalents at the beginning
  of period                                      1,840       808

Cash and Cash Equivalents at the               -------    ------
  end of the period                            $ 1,556    $1,595
                                               =======    ======


Supplemental disclosures of cash flow information are as follows:

                                                 Amounts Paid
                                               (in $ thousands)
                                               -----------------
                                                 2000      1999
                                               -------    ------

  Interest                                     $   590    $   59
  Income Taxes                                      --        --

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

     Change in Accounting Principle

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

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

3.   Restatement

     Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2000, the Company's management determined that the impact of FASB Interpretation No.44 (FIN 44)with respect to stock option grants to non employee directors had not been reflected in the Company's financial statements.

     In accordance with FIN 44, which became effective July 2, 2000 the Company changed its accounting principles for the recognition of stock compensation expense for its non employee directors all of whom retire by rotation and can stand for re-election at the Company's shareholder annual general meeting. The Company has included its non employee directors within the scope of APB 25 and has reported the cumulative effect of changing to this new accounting principle in the net loss of the period of the change. This change in accounting principle has decreased the net loss for the three and nine months ended September 30, 2000 by $1,038,000.

                                                          As
                                                      Previously      As
                                                       Reported    Restated
                                                      ----------   --------
     At September 30, 2000:

     Share Premium                                     $ 77,331    $ 76,293
     Accumulated Deficit                               $(87,956)   $(86,918)

     For the nine months ended September 30, 2000:

     Cumulative effect of change
       in accounting principle                         $     --    $  1,038
     Net loss available to common shareholders         $ (4,126)   $ (3,088)
     Net loss available to common
       shareholders -basic and diluted                 $  (0.07)   $  (0.05)

4.   Financing Activities

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

5.   Inventory at cost, net of reserves comprises:

                                        September 30,   December 31,
                                            2000            1999
                                        -------------   ------------
                                               (in thousands)

          Finished Goods                   $ 40            $ 44
          Raw Materials                     533             467
                                           ----            ----
                                           $573            $511
                                           ====            ====


6.   Options during the nine months ended September 30, 2000:

     The Company issued new Ordinary shares amounting to 283,600 through the exercise of options under the Company's approved plans at an average price of $1.73 per share.

     Options were granted under the Company's No. 1 plan for employees amounting to 320,000, at exercise prices ranging from $1.41 to $2.03.

7.   Earnings (loss) per Share

     Earnings (loss) per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                      ----------------       ------------------
                                       2000      1999          2000      1999
                                      -------   ------       -------    -------
                                       (in thousands)          (in thousands)
Numerator:
Basic and Diluted Net (Loss) income
  per ordinary share outstanding      $   56    $  181       $(3,088)   $(9,054)


Denominator:
Basic and diluted weighted average    58,431    57,561        58,389     57,416

     Options and warrants to purchase 14,325,073 shares of stock were outstanding at September 30,2000 and options and warrants to purchase 14,112,231 shares of stock were outstanding at September 30,1999 but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

8.   Segment Reporting


                     Three months ended September 30,2000
                                (in thousands)

                                            Pharmaceutical   Skincare   Total
                                            --------------   --------   -------

     Net sales to external customers        $          266   $    957   $ 1,223
     Operating (loss) income                          (929)       451      (478)
     (Loss) income before cumulative
       effect of change in accounting principle     (1,407)       425      (982)

     (Loss) income before taxation                    (369)       425        56


                     Three months ended September 30,1999
                                (in thousands)

                                            Pharmaceutical   Skincare   Total
                                            --------------   --------   -------

     Net sales to external customers        $          297   $  3,108   $ 3,405
     Operating (loss) income                        (1,169)     1,562       393
     (Loss) income before taxation                  (1,271)     1,452       181


                      Nine months ended September 30,2000
                                (in thousands)

                                            Pharmaceutical   Skincare   Total
                                            --------------   --------   -------

     Net sales to external customers        $          928   $  2,053   $ 2,981
     Operating (loss) income                        (3,040)       411    (2,629)
     (Loss) income before cumulative
       effect of change in accounting principle     (4,455)       329    (4,126)
     (Loss) income before taxation                  (3,417)       329    (3,088)


                      Nine months ended September 30,1999
                                (in thousands)

                                            Pharmaceutical   Skincare   Total
                                            --------------   --------   -------

     Net sales to external customers        $          949   $  5,149   $ 6,098
     Operating (loss) income                        (5,618)     1,914    (3,704)
     (Loss) income before extraordinary
       item and taxation                            (9,060)     1,663    (7,397)

9.   Recently issued accounting pronouncements

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The impact of FIN 44 is discussed in Note 3.



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

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.


                          Three Months Ended       Nine Months Ended
                             September 30,           September 30,
                          ------------------       -----------------

                          2000          1999       2000         1999
                          ----          ----       ----         ----
Cost of Goods Sold          39%           39%        40%          42%
Gross Profit                61%           61%        60%          58%

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

OTHER INCOME AND EXPENSE, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM

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

During the third quarter of 2000, the Company adopted the provisions of FASB Interpretation No. 44 (FIN 44). Under FIN 44 options granted to non employee directors, are included within the scope of APB 25. This change in accounting principle has decreased the net loss by $1,038,000.

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

The likelihood of the success of our business must be considered in the light of the problems, expenses, difficulties and delays frequently encountered in connection with the development of new products and the competitive and regulatory environment in which we are operating. Since inception, the Company has produced $31,362,000 in gross revenues and has cumulative losses of $86,918,000 (including a net loss of $11,862,000 in fiscal 1999).

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



Date:  May 2, 2001                         /S/ FRANK J MASSINO
       ------------------                  ------------------------
                                             Frank J Massino
                                             Chief Executive Officer



Date:  May 2, 2001                         /S/ STEWART W SLADE
       ------------------                  ------------------------
                                             Stewart W Slade
                                             Acting Principal Financial and
                                             Accounting Officer