Form 10-Q
period 2001-03-31
SENETEK PLC /ENG/
filed 2001-05-07
CIK 789944

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended March 31, 2001

                                      or

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


                    At April 25, 2001, there were 58,432,117
                of the Registrants Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES


                              INDEX TO FORM 10-Q
                         QUARTER ENDED MARCH 31, 2001


PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----

   Item 1 - Financial Statements

   Unaudited Consolidated Statements of Operations
   Three Months Ended March 31, 2001 and March 31, 2000                3

   Consolidated Balance Sheets
   March 31, 2001 (unaudited) and December 31, 2000                    4

   Unaudited Consolidated Statement of Stockholders' Deficit
   and Comprehensive Loss
   Three Months ended March 31, 2001                                   5

   Unaudited Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2001 and March 31, 2000             6 and 7

   Notes to the Unaudited Consolidated Financial Statements            8

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10

PART II.  OTHER INFORMATION                                           13

SIGNATURES                                                            15

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                             -------------------------------
                                                  2001             2000
                                             --------------   --------------
Revenues
  Product sales                              $          842   $          880
  Royalties & Licensing                                 921              100
                                             --------------   --------------
Total Revenue                                         1,763              980

Cost of Sales - Products                                435              422
                                             --------------   --------------
Gross Profit                                          1,328              558

Operating Expenses:
  Research & Development                                111              290
  General & Administration                            1,285            1,140
                                             --------------   --------------
Total Operating Expenses                              1,396            1,430
                                             --------------   --------------
Loss from Operations                                    (68)            (872)

Interest income                                           6                7
Interest expense (including amortization
  of deferred financing costs and discount)            (534)            (498)
Other income/(expense) - net                              3               (2)
                                             --------------   --------------

Net Loss available to common stockholders    $         (593)  $       (1,365)
                                             ==============   ==============
Basic and Diluted Loss per Ordinary
  share outstanding                          $        (0.01)          $(0.02)
                                             ==============   ==============
Weighted average Ordinary shares
  outstanding                                        58,432           58,272
                                             ==============   ==============

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              March 31,    December 31,
                                                                2001           2000
                                                            (unaudited)
                                                            -----------    -----------
ASSETS
  Current Assets:
  Cash and Cash Equivalents                                 $       859    $       828
  Trade Receivables
    (net of provisions of $607,000 at March 31, 2001
    and $885,000 at December 31, 2000)                              719          1,154
  Non-Trade Receivables
    (net of provisions of $136,000 at March 31, 2001
    and December 31, 2000)                                           48             48
  Employee receivables                                               15             10
  Inventory
    (net of provisions of $78,000 at March 31, 2001 and
    $92,000 at December 31, 2000)                                   454            596
  Prepaids and Deposits                                             114            180
                                                            -----------    -----------
Total Current Assets                                              2,209          2,816

  Property & Equipment, net                                       3,580          3,748
  Goodwill - net                                                  1,408          1,441
  Deferred Financing costs - net                                  1,081          1,381
                                                            -----------    -----------
Total Assets                                                $     8,278    $     9,386
                                                            ===========    ===========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
  Accounts Payable                                                  763          1,378
  Accrued Liabilities                                             1,072            804
  Convertible Short Term Debt                                       302            546
                                                            -----------    -----------
Total Current Liabilities                                         2,137          2,728
                                                            -----------    -----------

Long Term Liabilities
  Notes Payable, net of unamortized discount of $256,292          7,258          7,227
  Deferred License Fees                                           3,174          3,154

Commitments and Contingencies

Stockholders' (Deficit)/Equity:
  Ordinary shares $0.08 (5 pence) par value:
  Authorized shares: 100,000,000
  Issued and outstanding shares:
    March 31, 2001 - 58,432,117
    December 31, 2000 - 58,432,117                                4,720          4,720

Share Premium                                                    80,043         80,018
Accumulated Deficit                                             (89,077)       (88,484)
Equity Adjustment from Foreign Currency Translation                  23             23
                                                            -----------    -----------
Total Stockholders' (Deficit)                               $    (4,291)   $    (3,723)
                                                            ===========    ===========
Total Liabilities and Stockholders' Equity                  $     8,278    $     9,386
                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                   (in thousands, except shares outstanding)
                                  (unaudited)

                                                                                                      Accumulated
                                                                                                      Other
                                                                                                      Comprehensive
                                                                                                      Income
                                                       Ordinary    Shares    Share     Accumulated    Currency        Net
                                                       Shares      Amount    Premium   Deficit        Translation(1)  (Deficit)
                                                       ----------  ------    -------   -------------  -----------     --------
Balances, January 1, 2001:                             58,432,117  $4,720    $80,018   $     (88,484) $        23     $ (3,723)

Fair value of options issued to consultants                    --      --         25              --           --           25

Comprehensive Loss
      Net loss                                                 --      --         --            (593)          --         (593)
      Translation loss, net of tax                             --      --         --              --           --           --
                                                       ----------  ------    -------   -------------  -----------     --------
Total Comprehensive Loss                                                                        (593)          --         (593)
                                                       ----------  ------    -------   -------------  -----------     --------
Balances, March 31, 2001                               58,414,117  $4,720    $80,043   $     (89,077) $        23     $ (4,291)
                                                       ==========  ======    =======   =============  ===========     ========


(1) For the quarter ended March 31, 2000 the translation loss was $0 and comprehensive loss was $1,365.

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 -------------------
                                                   2001       2000
                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (593)  $ (1,365)

Adjustments to reconcile net loss to net cash:
 Depreciation and amortization                        566        505
 Stock Option Compensation                             25         --

Changes in assets and liabilities:
 Trade receivables                                    435       (112)
 Non-trade receivables                                 (5)        80
 Inventory                                            142        196
 Prepaids and deposits                                 66        (24)
 Accounts payable and accrued liabilities            (347)    (1,029)
 Deferred License Fees                                 20        (12)
                                                 --------   --------
Net Cash Provided (Used) by Operating Activities $    309  $  (1,761)
                                                 ========   ========
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Property and Equipment             $    (34)  $    (41)
                                                 --------   --------
Net Cash Used by Investing Activities            $    (34)  $    (41)
                                                 ========   ========

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                    -------------------
                                                      2001       2000
                                                    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payment on convertible
    Short-term Debt                                 $   (244)  $     --
  Proceeds of Issuance of Ordinary shares from
    Exercise of Options and Warrants                $     --   $    464
                                                    --------   --------
  Net Cash Provided By Financing Activities         $   (244)  $    464
                                                    ========   ========
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              $     31   $ (1,338)

Cash and cash equivalents at the beginning
  of period                                              828      1,840

Effect of exchange rate changes on cash                   --         --
                                                    --------   --------
Cash and Cash Equivalents at the
  end of the period                                 $    859   $    502
                                                    ========   ========

Supplemental disclosures of cash flow information are as follows:

                                                        Amounts Paid
                                                      (in $ thousands)
                                                    -------------------
                                                      2001       2000
                                                    --------   --------
    Interest                                        $    295   $    295
    Income Taxes                                          --         --


See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

           Notes to the Unaudited Consolidated Financial Statements

1.   Basis of Presentation

     The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 2001 and March 31, 2000. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, we formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

     Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.

2.   Liquidity

     The Company has been able to fund the loss of $0.6 million for the three months ended March 31, 2001 from existing resources. Management has taken steps to reduce the amount of cash used by non research and development operations. Management is encouraged by the performance of the Company over the past two years. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. Although management expects to fund operations and research and development efforts from operating results, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants. Furthermore, the Company cannot provide any assurance that results from operations will improve, or that it will be able to secure additional financing, should it be necessary. If the Company is not able to secure additional financing, research and development may be impacted.

3.   Inventory at cost comprises:

                                                 March 31,     December 31,
                                                    2001           2000
                                                ------------   ------------
                                                       (in thousands)
     Finished Goods                             $        130   $        131
     Raw Materials                                       183            324
     Work in Progress                                    141            141
                                                ------------   ------------
                                                $        454   $        596
                                                ============   ============

4. Options and warrants exercised during the three months ended March 31, 2001:

     None

5.   Earnings per Share

     Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     2001              2000
                                                   -------           --------
                                                         (in thousands)
     Numerator:
       Basic and Diluted Net Loss
         per Ordinary share outstanding            $  (593)           $(1,365)

     Denominator:
       Basic and diluted weighted average
         shares outstanding                         58,432             58,272



     Options and warrants to purchase 13,450,143 and 14,012,173 shares of stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

6.   Segment Reporting

                                          Three months ended March 31, 2001
                                                    (in thousands)
                                          ---------------------------------
                                          Pharmaceutical  Skincare   Total
                                          --------------  --------  -------
     Net sales to external customers         $    335     $ 1,428   $ 1,763
     Operating (loss) income                     (978)        910       (68)
     (Loss) income available to common
       stockholders before taxes               (1,448)        855      (593)


                                          Three months ended March 31, 2000
                                                    (in thousands)
                                          ---------------------------------
                                          Pharmaceutical  Skincare   Total
                                          --------------  --------  -------
     Net sales to external customers         $    302     $   678   $   980
     Operating (loss) income                   (1,023)        151      (872)
     (Loss) income available to common
       stockholders before taxes               (1,461)         96    (1,365)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company's audited financial statements, notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Except for the historical information contained herein, the statements contained in this 10-Q may be deemed forward looking statements that involve risks and uncertainties. There are certain important factors and risks, including, without limitation, the Company's need for additional financing, its history of losses and the other risks detailed from time to time in the Company's Securities and Exchange Commission filings on Form 10-K and 10-Q, including those discussed under the heading "Certain Factors That May Affect Affecting Operating Results" in the Company's 10-K, that could cause results or prospects to differ materially from those anticipated by the statements made herein.


RESULTS OF OPERATIONS

Significant Trends
------------------

A substantial decrease in our operating loss and net loss and a marked improvement in our revenues, gross profit and current ratio were the major financial highlights in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.


                               Three Months Ended March 31,
                               ----------------------------
                                  2001              2000
                               ---------         ----------
                                    ($ in thousands)

Revenues                         $1,763            $   980
  % improvement                    79.9%

Gross Profit                     $1,328            $   558
  % improvement                   138.0%

Gross Profit percentage            75.3%              56.9%

Operating Loss                   $  (68)           $  (872)
  % improvement                    92.2%

Net Loss                         $ (593)           $(1,365)
  % improvement                    56.6%

Current ratio                      1.03               0.82
  % improvement                    25.6%


Revenues
--------

Our product sales revenues of $1,763,000 for the first quarter of 2001, an overall increase of 79.9% compared to the first quarter of 2000, were comprised of $335,000 from the sale of pharmaceutical products and $1,428,000 from the sale of skincare products.

Our product sales revenues of $980,000 for the first quarter of 2000 comprised $302,000 from the sale of pharmaceutical products and $678,000 from the sale of skincare products.

The 10.9% increase in sales of pharmaceutical products was due to an increase in the sales volume of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimers disease. Sales of monoclonal antibodies follow sales patterns determined by project driven research organizations, and are subject to fluctuation.

The 111% increase in sales revenues of skincare products was mainly due to a $821,000 increase in royalty income from ICN Pharmaceuticals, OMP and new licensees such as the Body Shop and Med Beauty. In addition, the revenues from our out licensed Mill Creek and Allercreme product lines is now realized as royalties rather than product sales.

Cost of Goods Sold
------------------

Cost of goods sold for the first quarter of 2001, which includes contract manufacturing and material costs, was $435,000, up 3.1% from $422,000 in the first quarter of 2000. Cost of goods sold as a percentage of sales was 24.7% for the first quarter of 2001 compared to 43.1% for the first quarter of 2000. The cost of goods sold as a percentage of net sales decrease is due to the receipt of royalties from ICN, OMP, The Body Shop, Med Beauty and USITC which have zero cost of sales associated with the transactions.

In the Pharmaceutical Sector, cost of goods sold for the first quarter of 2001 was $135,000, an increase of 15.4% from $117,000 in the first quarter of 2000. This is mainly due to the increase in volume of monoclonal antibodies sales pursuant to an agreement, which became effective in the third quarter of 2000. Under this agreement, we pay a management fee based on a fixed percentage of our sales.

In the Skincare Sector, cost of goods sold for the first quarter of 2001 was $300,000; a decrease of 1.6% from $305,000 in the first quarter of 2000.

Gross Profit
------------

Gross Profit expressed as a percentage of net sales increased to 75.3% for the first quarter of 2001 from 56.9% for the first quarter of 2000. This trend is evidence of our business plan to focus on high margin royalty income versus the gross profits generated through product sales.


OPERATING EXPENSES

Research and Development
------------------------

Research and Development expenditure for the first quarter of 2001 was $111,000, a decrease of 61.7% from $290,000 in the first quarter of 2000.

The Pharmaceutical Sector research and development accounted for 95.5% of our total research and development spending for the first quarter of 2001, compared to 95.1% for the first quarter of 2000.

The reduction in expenditures resulted from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject as both projects near final stages of development.

However, we expect future research and development spending for erectile dysfunction and female sexual dysfunction to increase significantly as we progress the Mutual Recognition Procedure in Europe, prepare for Invicorp clinical trials in the U.S. and start development work on proof of concept trials with Boston University on the topical peptide program resulting from our collaboration with Tel Aviv University and the Weizmann Institute of Science in Israel.

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

General and Administration
--------------------------

General and Administration expenses for the first quarter of 2001 totaled $1,285,000, an increase of 12.7% from $1,140,000 in the first quarter of 2000.

Pharmaceutical Sector general and administrative expenses for the first quarter of 2001 totaled $1,072,000, an increase of 15.0% from $932,000 in the first quarter of 2000. This increase is mainly due to the recording of non recurring credits relating to adjustments to bad debt provisions during the first quarter of 2000. During the first quarter of 2001 we also recognized $25,000 of stock compensation expense as compared to $0 in the first quarter of 2000.

Skincare Sector general and administration expenses for the first quarter of 2001 totaled $213,000, an increase of 2.4% from $208,000 in the first quarter of 2000. This was a result of start up costs with our new skincare licensees.


OPERATING LOSS

Operating loss for the first quarter of 2001 totaled $68,000, a decrease of 92.2% from an operating loss of $872,000 in the first quarter of 2000.

The operating loss in the pharmaceuticals sector for the first quarter of 2001 totaled $978,000, a decrease of 4.4% from $1,023,000 in the first quarter of 2000. This is mainly due to decreased research and development spending offset by slightly higher general and administrative costs.

Operating profit in the skincare sector for the first quarter of 2001 totaled $910,000, an increase of 503% from an operating profit of $151,000 in the first quarter of 2000. This was due mainly to additional receipts of royalties from ICN, OMP, The Body Shop, Med Beauty and out licensed product lines.


OTHER INCOME AND EXPENSE

Included in other expense for the first quarter of 2001 and similarly for the first quarter of 2000 is $300,000 relating to the amortization of the deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999. Also, included in other expense was interest payable on the $7.4 million Notes Payable amounting to $166,000.

For a full discussion of the April 1999 financing activities, please refer to notes 10 and 11 to the financial statements included in the Company's 2000 annual report on Form 10-K.

TAXATION

Gross deferred tax assets, which approximate $28.9 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the Company's liquidity represented by cash and deposits at banks decreased by $31,000 to $859,000. Net cash provided by operating activities from continuing operations totaled $40,000 in the first quarter of 2001, compared to net cash used of $1,761,000 in the first quarter of 2000. The overall increase was attributed primarily to a $772,000 decrease in net loss and improvements in our net trade cycle (receivables plus inventories less payables ) of $936,000. Our current ratio as at March 31, 2001 was 1.03 a 26% improvement from a current ratio of 0.82 as at March 31, 2000.

Our consolidation and corporate cost reduction programs implemented in 1999 have reduced our operating costs in relation to those prior to the implementation of this program. The financing completed in April 1999 and the receipt of license fees from Revlon and OMP combined with improved operating results has so far proved sufficient to fund our activities.

Management is encouraged by the performance of the Company over the past two years. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. Although management expects to fund operations and research and development efforts from operating results, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants. Furthermore, the Company cannot provide any assurance that results from operations will improve, or that it will be able to secure additional financing, should it be necessary. If the Company is not able to secure additional financing, research and development may be impacted.


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


Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

 (a)    Exhibits

        None.

 (b)    Reports on Form 8-K

        No reports on Form 8-K were filed during the first quarter of 2001.

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SENETEK PLC
                                        (Registrant)



      Date:   May 01, 2001              /s/ FRANK J MASSINO
              ------------------        ------------------------
                                          Frank J Massino
                                          Chairman of the Board
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


      Date:   May 01, 2001              /s/ STEWART W SLADE
              ------------------        ------------------------
                                          Stewart W Slade
                                          Acting Principal Financial
                                          and Accounting Officer