Form 10-Q
period 2001-06-30
SENETEK PLC /ENG/
filed 2001-08-06
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2001

               or

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

                   At August 01, 2001, there were 59,052,153
                of the Registrant's Ordinary shares outstanding

                         SENETEK PLC AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION                                 Page
                                                               ----

 Item 1 - Financial Statements

 Unaudited Consolidated Statements of Operations
 Three Months Ended June 30, 2001 and June 30, 2000               3
 Six Months Ended June 30, 2001 and June 30, 2000

 Consolidated Balance Sheets
 June 30, 2001 (unaudited) and December 31, 2000                  4

 Unaudited Consolidated Statement of Stockholders' Deficit
 and Comprehensive Loss Six Months ended June 30, 2001            5

 Unaudited Consolidated Statements of Cash Flows
 Six Months Ended June 30, 2001 and June 30, 2000                 6

 Notes to the Unaudited Consolidated Financial Statements         8

 Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations                             12



PART II.  OTHER INFORMATION                                      17

SIGNATURES                                                       19

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (Unaudited)



                                            Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                           -------------------    -----------------
                                              2001       2000       2001      2000
                                            -------    -------    -------   -------
Revenues:
     Product Sales                          $ 1,111    $   627    $ 1,953   $ 1,507
     Royalties & Licensing                    1,322        151      2,243       251
                                            -------    -------    -------   -------
Total Revenue                                 2,433        778      4,196     1,758

     Cost of Sales - Products                   356        280        791       702
                                            -------    -------    -------   -------

     Gross Profit                             2,077        498      3,405     1,056

Operating Expenses:
     Research & Development                      58        398        169       688
     General & Administration                 1,347      1,379      2,632     2,519
                                            -------    -------    -------   -------
     Total Operating Expenses                 1,405      1,777      2,801     3,207
                                            -------    -------    -------   -------
Income(loss)from Operations                     672     (1,279)       604    (2,151)

Other income (expense):
     Interest Income                              6          8         12        15
     Interest Expense (Including
     amortization of deferred financing
     costs and discount)                       (532)      (505)    (1,048)   (1,003)
     Other                                      (58)        (3)       (73)       (5)
                                            -------    -------    -------   -------
     Net income(loss) available to
     common Stockholders                         88     (1,779)      (505)   (3,144)

     Basic and diluted income(loss)
     per Ordinary share outstanding           $0.00     $(0.03)    $(0.01)   $(0.05)

     Weighted average
     Ordinary shares
     Outstanding                             58,473     58,416     58,452    58,343


See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                                  June 30,     December 31,
                                                                    2001          2000
                                                                (unaudited)
                                                                -----------    ------------
ASSETS
  Current Assets:
  Cash and Cash Equivalents                                     $       591    $        828
  Trade Receivables
  (net of provisions of $187,000 at June 30, 2001 and $885,000
  December 31, 2000)                                                  1,890           1,154
  Non-Trade Receivables
  (net of provisions of $136,000 at June 30, 2001 and $136,000
  December 31, 2000)                                                     49              48
  Employee Receivables                                                   11              10
  Inventory
  (net of provisions of $72,000 at June 30, 2001 and $92,000
  December 31, 2000)                                                    447             596
  Prepaids and Deposits                                                  92             180
                                                                -----------    ------------
Total Current Assets                                                  3,080           2,816

  Property & Equipment, net                                           3,386           3,748
  Goodwill - net                                                      1,375           1,441
  Deferred Financing costs - net                                         --           1,381
                                                                -----------    ------------
TOTAL ASSETS                                                    $     7,841    $      9,386
                                                                ===========    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts Payable                                                      881           1,378
  Accrued Liabilities                                                 1,052             804
  Convertible Short Term Debt                                           177             546
                                                                -----------    ------------
Total Current Laibilities                                             2,110           2,728

Long Term Liabilities
  Notes Payable
  (net of unamortized discount of $2,301,000 at June 30, 2001
  and $162,000 at December 31, 2000)                                  5,088           7,227
  Deferred License Fees                                               3,095           3,154

Commitments and Contingencies                                            --              --

Stockholders' (Deficit):
  Ordinary shares $0.07 (5 pence) par value:
  Authorized shares: 100,000,000
  Issued and outstanding shares:
   June 30, 2001 - 59,052,153
   December 31, 2000 - 58,432,117                                     4,763           4,720

Share Premium                                                        81,753          80,018
Accumulated Deficit                                                 (88,989)        (88,484)
Equity Adjustment from Foreign Currency Translation                      21              23
                                                                -----------    ------------
Total Stockholders' (Deficit)                                   $   (2,452)    $     (3,723)
                                                                ===========    ============

Total Liabilities and Stockholders' (Deficit)                   $    7,841     $      9,386
                                                                ===========    ============

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                   (in thousands, except shares outstanding)
                                  (unaudited)


                                                                                            Accumulated
                                                                                            Other
                                                                                            Comprehensive
                                                                                            Income
                                                Ordinary    Shares    Share    Accumulated  Currency        Net
                                                Shares      Amount    Premium  Deficit      Translation(1)  Equity
                                                ----------  --------  -------  -----------  --------------  ----------

Balances, January 1, 2001:                      58,432,117  $  4,720  $80,018     $(88,484) $           23  $   (3,723)

Ordinary shares issued as transaction fee
for first amendment to Securities Purchase
agreement (Notes payable extension)                341,747        24      345                                      369

Ordinary shares issued for 1/1/01 to
6/30/01 interest payment on Notes payable          278,289        19      277                                      296

Fair value of options issued to consultants                                50                                       50

Value of warrant modification granted in                                1,063                                    1,063
Consideration for extension of notes payable

Comprehensive Loss
  Net loss                                              --        --       --         (505)             --        (505)
  Translation loss, net of tax                          --        --       --           --              (2)         (2)
                                                ----------  --------  -------  -----------  --------------  ----------
Total Comprehensive Loss                                                              (505)             (2)       (507)
                                                ----------  --------  -------  -----------  --------------  ----------
Balances, June 30, 2000                         59,052,153  $  4,763  $81,753  $   (88,989) $           21  $   (2,452)
                                                ==========  ========  =======  ===========  ==============  ==========

(1) For the three months ended June 30, 2001 the translation loss was $2 and and comprehensive income was $86.

     For the six months ended June 30, 2000 the translation loss was $17 and the comprehensive loss was $3,161. For the three months ended June 30, 2000 the translation gain was $0 and the comprehensive loss $1,365.

See accompanying notes to unaudited consolidated financial statements.

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                   2001       2000
                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                         $  (505)   $(3,144)

Adjustments to reconcile net loss to net cash:
  Depreciation and amortization                      470        332
  Stock Option Compensation                           50         --
  Amortization of Deferred Finance costs             663        663
  Other                                               12         --

Changes in assets and liabilities
  Trade Receivables                                 (736)       275
  Non-trade Receivables                               (2)       139
  Inventory                                          149         39
  Prepaids and deposits                               88        123
  Accounts payable and accrued Liabilities            46     (1,106)
  Deferred License Fees increase                     (59)     3,106
                                                 -------    -------

Net Cash Provided by Operating Activities        $   176    $   427
                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment            $   (42)   $  (149)
                                                 -------    -------

Net Cash Used in Investing Activities            $   (42)   $  (149)
                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal Payment on Convertible
  Short-term Debt                                $  (369)   $    --

Proceeds of Issuance of Ordinary shares from
 Exercise of Options and Warrants                $    --    $   474
                                                 -------    -------
  Net Cash (Used in) Provided By Financing
  Activities                                     $  (369)   $   474
                                                 -------    -------

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                       2001      2000
                                                                      ------    ------
Effect of exchange rate changes on cash                                   (2)      (17)
                                                                      ------    ------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                                 $ (237)   $  735

Cash and cash equivalents at the beginning
 of period                                                               828     1,840

Cash and Cash Equivalents at the
 end of the period                                                    $  591    $2,575
                                                                      ======    ======

Supplemental disclosures of cash flow information are as follows:

                                                                        Amounts Paid
                                                                      (in $ thousands)
                                                                       2001      2000
                                                                      ------    ------

Interest                                                              $  295    $  590
Income Taxes                                                          ------    ------

Non-cash financing transaction:

In June 2001, the Company issued shares valued at $296,000 to pay accrued interest of the same amount on its notes payable.

See accompanying notes to unaudited consolidated financial statements

                         SENETEK PLC AND SUBSIDIARIES

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation


The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the six months ended June 30, 2001 and June 30, 2000. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, we formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.


2.   Liquidity


The Company has been able to fund the loss of $0.5 million for the six months ended June 30, 2001 from existing resources. Management has taken steps to reduce the amount of cash used by non research and development operations. Management is encouraged by the performance of the Company over the past two years. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. Although management expects to fund operations and research and development efforts from operating results, we may also continue to rely on additional sources of private funding through equity financing, short term loans, including our newly obtained $ 1 million line of credit discussed in Note 3, or proceeds from the exercise of options and warrants. However, the Company cannot provide any assurance that results from operations will improve, or that it will be able to secure additional financing, should it be necessary. If the Company is not able to secure additional financing, research and development and future operating results may be adversely impacted.


3.   Financing Activities


In April 1999 we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement in exchange for new notes bearing interest at 8% per annum and maturing in April 2002. On June 20, 2001 under an amendment to the Securities Purchase agreement the maturity of these notes was extended to April 2004. A transaction fee amounting to 5% of the principal amount outstanding was paid to Scorpion Holdings in Ordinary shares with respect to this transaction. The notes require semi annual payment of interest only until maturity and are secured by the Company's assets. Interest may be paid in cash or in Ordinary shares of the Company.

Also, on June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum upon execution. A transaction fee of 5% is payable only on draw-downs of the credit line and may be paid either in cash or Ordinary shares.

In connection with the issue of notes and the related settlement agreement in April 1999, the Company issued Series A warrants to purchase an aggregate of 3,000,000 Ordinary shares at $1.50 per share, which has been adjusted to $1.00 according to the terms of the amendment to the Securities Purchase agreement extending the maturity of the notes to April 2004. The Series A warrants have also had their expiry date extended to 10 years from the date of issuance. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the notes in April 1999. The exercise price of the Series B and C warrants were also adjusted to $1.25 and $1.00 respectively under the terms of the amendment to the Securities Purchase agreement extending the maturity of the notes. The Series C warrants are only exercisable to the extent the outstanding principal balance of $2,389,000 on one of the investment notes is not repaid in cash. The Series B and C warrants expire ten years from the date of issuance.

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19), the Company is required to recognize the difference between the fair value of the modified notes and the carrying value of the previous notes net of unamortized issuance costs as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded.


4.   Inventory at cost, net of reserves comprises:

                                 June 30,    December 31,
                                   2001          2000
                                 --------    ------------
                                      (in thousands)

          Finished Goods           $225          $131
          Raw Materials              81           324
          Work in Progress          141           141
                                   ----          ----
                                   $447          $596

5.   Options granted and exercised during the six months ended June 30, 2001:

     None

6.   Earnings per Share

     Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       ------------------    ----------------
                                         2001      2000       2001      2000
                                         (in thousands)       (in thousands)

Numerator:
Basic and Diluted Net income (loss)
Per ordinary share outstanding         $    88   $(1,779)    $  (505) $(3,144)

Denominator:
Basic weighted average                  58,473    58,416      58,452   58,343
Options and warrants "in the money"        200        --          --       --
Diluted weighted average                58,673    58,416      58,452   58,343


Options and warrants to purchase 13,450,113 shares of stock were outstanding at June 30,2001 and options and warrants to purchase 14,325,073 shares of stock were outstanding at June 30,2000 and the dilutive effect of these options and warrants amounted to 200,143 shares for the three months ended June 30, 2001. For the six months ended June 30, 2000 these were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.


7.   Segment Reporting

                        Three months ended June 30,2001
                                (in thousands)


                                            Pharmaceutical   Skincare    Total
                                            --------------   --------   --------

     Net revenues from external customers       $   316       $2,117    $ 2,433
     Operating (loss) income                       (888)       1,560        672
     (Loss) income before taxation               (1,525)       1,613         88



                        Three months ended June 30,2000
                                (in thousands)


                                            Pharmaceutical   Skincare    Total
                                            --------------   --------   --------

     Net revenues from external customers       $   360        $ 418    $   778
     Operating loss                              (1,088)        (191)    (1,279)
     Loss before taxation                        (1,588)        (191)    (1,779)

                         Six months ended June 30,2001
                                (in thousands)


                                            Pharmaceutical   Skincare    Total
                                            --------------   --------   --------

     Net revenues from external customers       $   651       $3,545    $4,196
     Operating (loss) income                     (1,841)       2,445       604
     (Loss)income before taxation                (2,948)       2,443      (505)


                         Six months ended June 30,2000
                                (in thousands)



                                            Pharmaceutical   Skincare    Total
                                            --------------   --------   --------

     Net revenues from external customers       $   662       $1,096    $ 1,758
     Operating loss                              (2,111)         (40)    (2,151)
     Loss before taxation                        (3,049)         (95)    (3,144)


8.   Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill is $1,375,000. Amortization expense during the six-month period ended June 30, 2001 was $66,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

RESULTS OF OPERATIONS

Significant Trends
------------------

A substantial decrease in our operating loss and net loss and a marked improvement in our revenues, gross profit and current ratio were the major financial highlights in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

                           Three Months Ended June 30,       Six Months Ended June 30,
                           --------------------------        ------------------------
                            2001               2000           2001              2000
                           ------            --------        ------           -------
                               ($ in thousands)                ($ in thousands)
Revenues                   $2,433            $    778        $4,196           $ 1,758
  % improvement             212.7%                           138.7%

Gross Profit               $2,077            $    498        $3,405           $ 1,056
  % improvement             317.1%                            222.4%

Gross Profit percentage      85.4%               64.0%         81.1%             60.1%

Operating income (loss)    $  672            $ (1,279)       $  604           $(2,151)
  % improvement             152.5%                           128.1%

Net income (loss)          $   88            $ (1,779)       $ (505)          $(3,144)
  % improvement             104.9%                            83.9%

Current ratio                1.46                1.39
  % improvement               5.0%

Revenues

Total revenues of $2,433,000 for the second quarter of 2001, an overall improvement of 212.7% compared to the second quarter of 2000, were comprised of $316,000 from the sale of pharmaceutical products and $2,177,000 from the product sales and royalty income of skincare products.

Total revenues of $778,000 for the second quarter of 2000 comprised of $360,000 from the sale of pharmaceutical products and $418,000 from the product sales and royalty income of skincare products.

The 12.2% decrease in the sales of pharmaceutical products was due mainly to a decrease in the named patient sales of Invicorp. Sales of monoclonal antibodies follow patterns determined by project driven research organizations and are subject to fluctuation.

The 406.5% sales increase in skincare products sales was due mainly to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon. Revlon's Almay Kinetin skincare launch is underway in the US, to be supported by regional and national television and print advertising and promotional campaigns pursuant to Revlon's contractual obligations to Senetek.

Total revenues of $4,196,000 for the first six months of 2001, an overall increase of 138.7%, compared to the first six months of 2000, were comprised of $651,000 from the sales of pharmaceutical products and $3,545,000 from the product sales and royalty income of skincare products.

Total revenues of $1,758,000 for the first six months of 2000 comprised $662,000 from the sale of pharmaceutical products and $1,096,000 from the product sales and royalty income of skincare products.

The 1.7% decrease in the sales of pharmaceutical products was due mainly to a decrease in the named patient sales of Invicorp. Sales of monoclonal antibodies follow patterns determined by project driven research organizations and are subject to fluctuation.

The 223.4% sales increase in skincare products sales was due mainly to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon. Revlon's Almay Kinetin skincare launch is underway in the US, to be supported by regional and national television and print advertising and promotional campaigns pursuant to Revlon's contractual obligations to Senetek.


Cost of Goods Sold


Cost of goods sold for the second quarter of 2001, which includes contract manufacturing and material costs, was $356,000, up 27.1% from $280,000 in the second quarter of 2000 due to increased product sales. Cost of goods sold expressed as a percentage of net sales was 14.6% for the second quarter of 2001 compared to 36.0% for the second quarter of 2000. The cost of goods sold as a percentage of net sales decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transactions.

In the Pharmaceutical Sector, cost of goods sold for the second quarter of 2001 was $123,000, a decrease of 11.5% from $139,000 in the second quarter of 2000. This decrease is proportional to the 12.2% decrease in pharmaceutical net sales for the quarter.

In the Skincare Sector, cost of goods sold for the second quarter of 2001 was $233,000, an increase of 65.2% from $141,000 in the second quarter of 2000. This increase is in line with increased product sales in the skincare sector.

Cost of goods sold for the first six months of 2001, which includes contract manufacturing and material costs, was $791,000, an increase of 12.7% from $702,000 in the first six months of 2000. Cost of goods sold expressed as a percentage of net sales was 18.9% for the first six months of 2001 compared to 39.9% for the first six months of 2000. The cost of goods sold as a percentage of net sales decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transaction.

In the Pharmaceutical Sector, cost of goods sold for the first six months of 2001 was $258,000, an increase of 0.8% from $256,000 in the first six months of 2000.

In the Skincare Sector, cost of goods sold for the first six months of 2001 was $533,000, an increase of 19.5% from $446,000 in the first six months of 2000. This was due to increased product sales in the skincare sector.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.

                           Three Months Ended    Six Months Ended
                                 June 30              June 30
                           ------------------    ----------------
                           2001          2000    2001        2000
                           ----          ----    ----        ----
     Cost of Goods Sold    14.6%         36.0%   18.9%       39.9%

     Gross Profit          85.4%         64.0%   81.1%       60.1%


Management is encouraged by the improvement in gross profit percentage for the licensing arrangements in our business model. The ratio of gross profit between high margin royalty income and product sales continues to improve as higher levels of royalty income are recognized.

OPERATING EXPENSES

Research & Development


Research and development expenditure for the second quarter of 2001 was $58,000, a decrease of 85.4% from $398,000 in the second quarter of 2000.

Pharmaceutical Sector research and development accounted for 93.1% of our total research and development spending for the second quarter of 2001, compared to 94.2% for the second quarter of 2000.

The reduction in expenditure resulted from improved efficiencies in our research and development programs and decreased spending for the development of Invicorp and Adrenaject. In addition, research and development expenditures for Kinetin decreased by shifting responsibilities of regulatory filings and additional product testing to our commercial partners.

Research and Development expenditure for the first six months of 2001 was $169,000, a decrease of 75.4% from $688,000 compared to the first six months of 2000.

Pharmaceutical Sector research and development accounted for 94.7% of our total research and development spending for the first six months of 2001, compared to 94.6% for the first six months of 2000.


This reduction in expenditure resulted from improved efficiencies in our R&D programs and decreased spending for the development of Invicorp and Adrenaject.

However, we expect future research and development spending to increase as we develop our pipeline of proprietary technology. The Company expects a portion of these expenses to be absorbed by its commercial partners.


General and Administration

General and Administration expenses for the second quarter of 2001 totaled $1,347,000, a decrease of 2.3% from $1,379,000 in the second quarter of 2000.

Pharmaceutical Sector general & administrative expenses for the second quarter of 2001 totaled $1,027,000, an increase of 10.0% from $934,000 in the second quarter of 2000. This increase is due mainly to legal expenses in connection with general corporate matters and the maintenance of a rigorous patent and trademark strategy to protect our key intellectual property.

Skincare Sector general and administration expenses for the second quarter of 2001 totaled $320,000, a decrease of 28.1% from $445,000 in the second quarter of 2000. This is due mainly to a reduction in legal expenses associated with the negotiations and finalization of Kinetin licensing arrangements.

General and Administration expenses for the first six months of 2001 totaled $2,632,000, an increase of 4.5% from $2,519,000 in the first six months of 2000.

Pharmaceutical Sector general and administration expenses for the first six months of 2001 totaled $2,074,000, an increase of 11.1% from $1,866,000 in the first six months of 2000. This increase is due mainly to legal expenses in connection with general corporate matters and the maintenance of a rigorous patent and trademark strategy to protect our key intellectual property. Also, during the first six months of 2001 we recognized $50,000 of stock compensation expense to consultants as compared to $ zero in the first six months of 2000.

Skincare Sector general and administration expenses for the first six months of 2001 totaled $558,000, a decrease of 14.5% from $653,000 in the first six months of 2000. This is due mainly to a reduction in legal expenses associated with the negotiations and finalization of Kinetin licensing arrangements.

OPERATING PROFIT/LOSS

The operating profit for the second quarter of 2001 totaled $672,000, an increase of 152.5% from an operating loss of $1,279,000 in the second quarter of 2000.

The operating loss in the pharmaceuticals sector for the second quarter of 2001 totaled $888,000, a decrease of 18.4% from $1,088,000 in the second quarter of 2000. This is mainly due to the timing of our research and development spending.

The operating profit in the skincare sector for the second quarter of 2001 totaled $1,560,000, an increase of 916.8% from a loss of $191,000 in the second quarter of 2000. The increase is due mainly to increased sales and royalties income from ICN Pharmaceuticals and royalty income from Revlon. The official launch for Revlon Kinetin products is scheduled for August 2001, along with their advertising of the product.

The operating profit for the first six months of 2001 totaled $604,000, an increase of 128.1% from a loss of $2,151,000 in the first six months of 2000.

The operating loss in the pharmaceuticals sector for the first six months of 2001 totaled $1,841,000, a decrease of 12.8% from $2,111,000 in the first six months of 2000. This is mainly due to the timing of our research and development spending.

The operating profit in the skincare sector for the first six months of 2001 totaled $2,445,000 an increase of 6,212.5% from a loss of $40,000 in the first six months of 2000. The increase is due mainly to increased sales and royalties income from ICN Pharmaceuticals and royalty income from Revlon. The official launch for Revlon Kinetin products is scheduled for August 2001, along with advertising of the product.


OTHER INCOME AND EXPENSE

Included in other expense for the second quarter of 2001 and similarly for the second quarter of 2000 is $300,000 relating to the amortization of the deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999. Also, included in other expense was interest payable on the $7.4 million Notes Payable amounting to $148,000.

Included in other expense for the first six months of 2001 and similarly for the first six months of 2000 is $600,000 relating to the amortization of the deferred financing costs arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999. Also, included in other expense was interest payable on the $7.4 million Notes Payable amounting to $295,000.

In April 1999 we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement in exchange for new notes bearing interest at 8% per annum and maturing in April 2002. On June 20, 2001 under an amendment to the Securities Purchase agreement the maturity of these notes was extended to April 2004. The notes require semi annual payment of interest only until maturity and are secured by the Company's assets.

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms as defined by EITF 96-19, Debtors Accounting for a Modification or Extinguishment of Debt Instruments, (EITF 96-19), the Company is required to recognize the difference between the fair value of the modified notes and the carrying value of the previous notes net of unamortized issuance costs as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded.


For a full discussion of the April 1999 financing activities, please refer to notes 10 and 11 to the financial statements included in the Company's 2000 annual report on Form 10-K.

Taxation

Gross deferred tax assets, which approximate $29.1 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, the Company's liquidity represented by cash and deposits at banks decreased by $237,000 to $591,000.

Net cash provided by operating activities totaled $176,000 in the first six months of 2001, compared to net cash provided of $427,000 in the first six months of 2000. The overall decrease was attributed primarily to a $2,839,000 decrease in net loss, adjusted for non cash items which was offset by changes in our net trade cycle (receivables plus inventories less payables ) of $3,090,000. The main reason for the change in the net trade cycle was the receipt of a one time $3 million licensing fee from Revlon in June 2000. Our current ratio as of June 30, 2001 was 1.46 a 5.0% improvement from a current ratio of 1.39 as at June 30, 2000.

Our consolidation and corporate cost reduction programs implemented in 1999 have reduced our operating costs in relation to those prior to the implementation of this program. The financing completed in April 1999, and the extension of this financing from April 2002 to April 2004 and the receipt of license fees from Revlon and OMP combined with improved operating results has so far proved sufficient to fund our activities.

Also, on June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum. A transaction fee of 5% is only payable on draw-downs of the line of credit and can be paid either in cash or Ordinary shares.

Management is encouraged by the performance of the Company over the past two years. Discussions in connection with new licensing agreements for new skincare markets and our erectile dysfunction product, combined with reduced and more efficient spending may yield better financial results. Although management expects to fund operations and research and development efforts from operating results, we may also continue to rely on additional sources of private funding through equity financing, short term loans or proceeds from the exercise of options and warrants. However, the Company cannot provide any assurance that results from operations will improve, or that it will be able to secure additional financing, should it be necessary. If the Company is not able to secure additional financing, research and development may be impacted.

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

     During January 2000, Senetek and CCSI terminated the licensing agreement with Osmotics Corporation for multiple breaches of contract, including non-payment of royalties and selling outside its authorized channel of distribution. Osmotics claimed that it owed no royalties or damages arising from post-termination or other infringement of Senetek's Kinetin patents, because the patents are invalid. In August 2000 Osmotics filed suit in the United States District Court for the Northern District of California seeking a declaratory judgment that Senetek's Kinetin-related patents are invalid. The dispute settled on June 18, 2001. Pursuant to the parties' settlement agreement, Osmotics agreed to drop all legal challenges to and affirm the validity of Senetek's patents-in-suit. Osmotics also agreed to pay Senetek an undisclosed settlement amount. Under the terms of this settlement agreement, Osmotics became a non-exclusive partner in distributing Kinetin-based products to the prestige market. Osmotics' future packaging will therefore state that Osmotics' Kinetin products are under license from Senetek.

     On April 12, 2001, OMP Inc. filed suit against Senetek in the Superior Court of California, County of Los Angeles, seeking an unspecified amount of damages for breach of a license agreement between OMP and Senetek, alleging that Senetek failed to perform their obligations under the license agreement.
Senetek filed an answer to the complaint on July 24, 2001. On July 23, 2001, Senetek filed a suit against OMP in US District Court, Northern California, seeking an unspecified amount of damages for breach of the same license agreement between OMP and Senetek, alleging that OMP failed to perform their obligations under the license agreement and additionally alleging patent infringement. OMP has not yet responded to that suit. Management intends to pursue these matters vigorously. Management does not feel that the dispute will have a material adverse effect on the company.


Item 2.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit
Number                        Description
-------                       -----------
10.1 First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and certain the various purchasers designated in the agreement.

10.2 Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

10.3 Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

10.4 Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

10.5 Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

10.6 Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

10.7 First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

10.8 First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

10.9 First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

10.10 First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

10.11 First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

10.12 Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

10.13 Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

10.14 Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 2001.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SENETEK PLC
                                             (Registrant)

Date: August 03, 2001                    /s/ FRANK J MASSINO
      ---------------                 -----------------------------
                                        Frank J Massino
                                        Chief Executive Officer


Date: August 03, 20001                   /s/ STEWART W SLADE
      ---------------                 ------------------------------
                                        Stewart W Slade
                                        Acting Principal Financial and
                                        Accounting Officer