Form 10-Q
period 2001-09-30
SENETEK PLC /ENG/
filed 2001-11-07
CIK 789944

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended September 30, 2001

                                      or

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


                  At October 31, 2001, there were 59,052,153
                of the Registrant's Ordinary shares outstanding


________________________________________________________________________________

                         SENETEK PLC AND SUBSIDIARIES

                              INDEX TO FORM 10-Q
                       QUARTER ENDED September 30, 2001


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

     Item 1 - Financial Statements

     Unaudited Consolidated Statements of Operations
     Three Months Ended September 30, 2001 and September 30, 2000           3
     Nine Months Ended September 30, 2001 and September 30, 2000

     Consolidated Balance Sheets
     September 30, 2001 (unaudited) and December 31, 2000                   4

     Unaudited Consolidated Statement of Stockholders' Deficit
     and Comprehensive Loss                                                 5
     Nine Months ended September 30, 2001

     Unaudited Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2001 and September 30, 2000            6

     Notes to the Unaudited Consolidated Financial Statements               8

     Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   12

PART II.  OTHER INFORMATION                                                17

SIGNATURES                                                                 18


________________________________________________________________________________

                         Part I Financial Information

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share data)
                                  (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                       --------------------  --------------------
                                                           2001       2000      2001        2000
                                                       --------     -------  --------    --------
Revenues:
    Product Sales                                      $  1,880   $  1,059   $  3,833   $  2,566
    Royalties & Licensing                                   863        164      3,106        415
                                                      ---------   --------   --------   --------
Total Revenue                                             2,743      1,223      6,939      2,981

    Cost of Sales                                           588        476      1,379      1,178
                                                      ---------   --------   --------   --------
    Gross Profit                                          2,155        747      5,560      1,803

Operating Expenses:
    Research & Development                                  102         55        271        743
    General & Administration                                886      1,170      3,518      3,689
                                                      ---------   --------   --------   --------
    Total Operating Expenses                                988      1,225      3,789      4,432
                                                      ---------   --------   --------   --------
Income/(Loss) from Operations                             1,167       (478)     1,771     (2,629)

Other income (expense):
    Interest Income                                           8         19         20         34
    Interest Expense (Including
    amortization of deferred financing
    costs and discount)                                    (401)      (524)    (1,449)    (1,527)
    Other                                                    14          1        (59)        (4)
                                                      ---------   --------   --------   --------
Income (Loss) before taxation                               788       (982)       283     (4,126)

Provision for taxes                                          45         --         45         --

                                                      ---------    --------   --------   --------
Net income/(loss) available to common
stockholders                                          $     743  $    (982)   $   238  $  (4,126)
                                                      =========   ========    ========   ========
    Basic and diluted income/(loss)
    per Ordinary share outstanding                    $    0.01  $   (0.02)    $ 0.00  $   (0.07)


    Weighted average
    Ordinary shares
    Outstanding                                          59,052     58,431     58,657     58,389


See accompanying notes to unaudited consolidated financial statements


________________________________________________________________________________

                         SENETEK PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      September 30,   December 31,
                                                                          2001           2000
                                                                       (unaudited)
                                                                      -------------   -------------
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                             $   1,514       $    828
 Trade Receivables
 (net of provisions of $157,000 at September 30, 2001 and $885,000
 December 31, 2000)                                                        2,082          1,154
 Non-Trade Receivables
 (net of provisions of $136,000 at September 30, 2001 and $136,000
 December 31, 2000)                                                           53             48
 Employee Receivables                                                         --             10
 Inventory
 (net of provisions of $92,000 at September 30, 2001 and $92,000
 December 31, 2000)                                                          282            596
 Prepaids and Deposits                                                       147            180
                                                                       ---------       --------
Total Current Assets                                                       4,078          2,816

 Property & Equipment, net                                                 3,341          3,748
 Goodwill - net                                                            1,341          1,441
 Deferred Financing costs - net                                               --          1,381
                                                                       ---------       --------
TOTAL ASSETS                                                           $   8,760       $  9,386
                                                                       =========       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
 Accounts Payable                                                            641          1,378
 Accrued Liabilities                                                       1,500            804
 Convertible Short Term Debt (Note 2)                                         95            546
                                                                       ---------       --------
Total Current Liabilities                                                  2,236          2,728

Long Term Liabilities
 Notes Payable
 (net of unamortized discount of $2,198,000 at September 30, 2001
 and $162,000 at December 31, 2000)                                        5,191          7,227
 Deferred License Fees                                                     3,016          3,154

Commitments and Contingencies                                                 --             --

Stockholders' Deficit:
 Ordinary shares $0.08 (5 pence) par value:
 Authorized shares: 100,000,000
 Issued and outstanding shares:
  September 30, 2001 - 59,052,153
  December 31, 2000 - 58,432,117                                           4,763          4,720

Share Premium                                                             81,778         80,018
Accumulated Deficit                                                      (88,246)       (88,484)
Equity Adjustment from Foreign Currency Translation                           22             23
                                                                       ---------       --------

Total Stockholders' Deficit                                            $  (1,683)      $ (3,723)
                                                                       ---------       --------

Total Liabilities and Stockholders' Deficit)                           $   8,760       $  9,386
                                                                       =========       ========


See accompanying notes to unaudited consolidated financial statements.


________________________________________________________________________________

                         SENETEK PLC AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                 FOR THE NINE MONTHS ENDED September 30, 2001
                   (in thousands, except shares outstanding)
                                  (unaudited)


                                                                                                Accumulated
                                                                                                Other
                                                                                                Comprehensive
                                                                                                Income           Total
                                                   Ordinary      Shares  Share    Accumulated   Currency         Stockholders'
                                                   Shares        Amount  Premium  Deficit       Translation(1)   Deficit
                                                   ----------    ------  -------  ------------  --------------   --------
Balances, January 1, 2001:                         58,432,117    $4,720  $80,018     $(88,484)         $ 23      $(3,723)

Ordinary shares issued as transaction fee
For first amendment to Securities Purchase
Agreement ( Notes payable extension )                 341,747        24      345                                     369

Ordinary shares issued for 1/1/01 to 6/30/01
Interest payment on Notes payable                     278,289        19      277                                     296

Fair value of options issued to consultants                                   75                                      75

Value of warrant modification granted in
Consideration for extension of notes payable                               1,063                                   1,063

Comprehensive Loss
      Net income                                           --        --       --          238            --          238
      Translation loss, net of tax                         --        --       --           --            (1)          (1)
                                                   ----------    ------  -------  -----------    ----------     --------
Total Comprehensive Income                                                                238            (1)         237
                                                   ----------    ------  -------  -----------   -----------     --------
Balances, September 30, 2001                       59,052,153    $4,763  $81,778     $(88,246)  $        22     $ (1,683)
                                                   ==========    ======  =======  ===========   ===========     ========



(1) For the three months ended September 30, 2001 the translation gain was $1 and the comprehensive gain was $744. For the nine months ended September 30, 2000 the translation loss was $25 and the comprehensive loss was $4,151. For the three months ended September 30, 2000 the translation loss was $8 and the comprehensive loss was $990.


See accompanying notes to unaudited consolidated financial statements.


________________________________________________________________________________

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                             Nine Months Ended
                                                                September 30,
                                                              2001        2000
                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                            $   238    $(4,126)

Adjustments to reconcile net income (loss) to net cash
Provided by (used) in operating activities:

 Depreciation and amortization                                   549        510
 Stock Option Compensation                                        75         --
 Amortization of Deferred Finance costs                          878        994
 Other                                                            12         --


Changes in assets and liabilities:
 Trade Receivables                                              (928)       228
 Non-trade Receivables                                             5        139
 Inventory                                                       314        (62)
 Prepaids and deposits                                            33         76
 Accounts payable and accrued
   Liabilities                                                   255     (1,403)
 Deferred License Fees                                          (138)     3,044
                                                             -------    -------

Net Cash Provided by (Used in) Operating Activities          $ 1,293    $  (600)
                                                             -------    -------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of Property and Equipment                         $   (42)   $  (149)
                                                             -------    -------

Net Cash Used in Investing Activities                        $   (42)   $  (149)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payment on Convertible
     Short term debt                                         $  (451)        --

  Debt issue costs                                              (113)        --

  Proceeds of Issuance of Ordinary shares from
     Exercise of Options and Warrants                             --        490

                                                             -------    -------

  Net Cash (Used in) Provided By Financing Activities        $  (564)   $   490
                                                             =======    =======



--------------------------------------------------------------------------------

                         SENETEK PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                           2001      2000
                                                          ------    ------

Effect of exchange rate changes on cash                       (1)      (25)

NET INCREASE (DECREASE) IN CASH                           ------    ------
  AND CASH EQUIVALENTS                                    $  686    $ (284)

Cash and cash equivalents at the beginning
  of period                                                  828     1,840

Cash and Cash Equivalents at the                          ------    ------
  end of the period                                       $1,514    $1,556
                                                          ======    ======




Supplemental disclosures of cash flow information are as follows:


                                                             Amounts Paid
                                                           (in $ thousands)
                                                           2001       2000
                                                         --------   --------

      Interest                                           $   295    $    590
      Income Taxes                                            --          --

Non-cash financing transaction:

In June 2001, the Company issued shares valued at $296,000 to pay accrued interest of the same amount on its notes payable.


See accompanying notes to unaudited consolidated financial statements


--------------------------------------------------------------------------------

                         SENETEK PLC AND SUBSIDIARIES

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

 The interim consolidated financial statements incorporate the accounts of Senetek PLC ("Senetek") or ("the Company") and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SDDT") (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ("CCSI") (formerly Carme International Inc.) (both Delaware corporations) for the nine months ended September 30, 2001 and September 30, 2000. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be achieved for the full fiscal year.




2.   Liquidity

 The Company has been able to fund its operations for the nine months ended September 30, 2001 from existing resources. Management has taken steps to reduce the amount of cash used by non research and development operations. Management is encouraged by the performance of the Company over the past two years. Discussions in connection with new licensing agreements,combined with reduced and more efficient spending may yield better financial results. Although management expects to fund operations and research and development efforts from operating results, we may also continue to rely on additional sources of private funding through equity financing, short term loans, including our newly obtained $ 1 million line of credit discussed in Note 3, or proceeds from the exercise of options and warrants. However, the Company cannot provide any assurance that results from operations will improve, or that it will be able to secure additional financing, should it be necessary. If the Company is not able to secure additional financing, research and development and future operating results may be adversely impacted.


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

--------------------------------------------------------------------------------
                                                                          Page 8

Also, on June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum upon execution. A transaction fee of 5% is payable only on draw-downs of the credit line and may be paid either in cash or Ordinary shares. No amounts are outstanding as of September 30, 2001.

In connection with the issue of notes and the related settlement agreement in April 1999, the Company issued Series A warrants to purchase an aggregate of 3,000,000 Ordinary shares at $1.50 per share, which has been adjusted to $1.00 according to the terms of the amendment to the Securities Purchase agreement that was executed in June 2001 to extend the maturity of the notes to April 2004. The Series A warrants have also had their expiry date extended to 10 years from the date of issuance. Series B and C warrants to purchase approximately 3.3 million and 1.2 million Ordinary shares at $1.50 and $2 per share were issued in connection with the notes in April 1999. The exercise price of the Series B and C warrants were also adjusted to $1.25 and $1.00 respectively under the terms of the amendment to the Securities Purchase agreement extending the maturity of the notes. The Series C warrants are only exercisable to the extent the outstanding principal balance of $2,389,000 on one of the investment notes is not repaid in cash. The Series B and C warrants expire ten years from the date of issuance.

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


4.    Inventory at cost, net of reserves comprises:

                                          September 30, December 31,
                                            2001            2000
                                          --------        --------
                                               (in thousands)


                Finished Goods              $ 21            $131
                Work in Progress             141             324
                Raw Materials                120             141
                                            ----            ----
                                            $282            $596


5. Options granted and exercised during the nine months ended September 30, 2001:

     None

6.   Earnings (loss) per Share

     Earnings (loss) per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.


--------------------------------------------------------------------------------
                                                                          Page 9

                                     Three Months Ended      Nine Months Ended
                                        September 30           September 30
                                     ------------------      -----------------
                                       2001      2000          2001      2000
                                     -------    -------      -------    ------
                                       (in thousands)           (in thousands)


Numerator:
Basic and Diluted Net Income (Loss)  $   743   $  (982)      $   238  $ (4,126)



Denominator:
Basic weighted average                59,052     58,431       58,657    58,389
Options and warrants in the money         --         --           67        --
                                      ------     ------       ------    ------
Diluted weighted average              59,052     58,431       58,724    53,389



Options and warrants to purchase 13,450,113 shares of stock were outstanding at September 30,2001 and options and warrants to purchase 14,325,073 shares of stock were outstanding at September 30,2000. There were no dilutive effects of these options and warrants for the three months ended September 30, 2001 as the exercise price of the awards exceeded the average price per share during the period.


7.   Segment Reporting

                     Three months ended September 30, 2001
                                (in thousands)


                                         Pharmaceutical   Skincare   Total
                                         --------------   --------  --------

     Net sales to external customers     $         423    $  2,320  $  2,743
     Operating income (loss)                      (626)      1,793     1,167
     Income (loss) before taxation              (1,050)      1,793       743


                     Three months ended September 30, 2000
                                (in thousands)

                                         Pharmaceutical   Skincare   Total
                                         --------------   --------  --------

     Net sales to external customers     $         266    $    957  $  1,223
     Operating income (loss)                      (929)        451      (478)
     Income (loss) before taxation              (1,407)        425      (982)


                     Nine months ended September 30, 2001
                                (in thousands)

                                         Pharmaceutical   Skincare   Total
                                         --------------   --------  --------

     Net sales to external customers     $       1,074    $  5,865  $  6,939
     Operating income (loss)                    (2,467)      4,238     1,771
     Income (loss) before taxation              (3,998)      4,236       238


                     Nine months ended September 30, 2000

--------------------------------------------------------------------------------
                                                                         Page 10

                                (in thousands)


                                        Pharmaceutical    Skincare  Total
                                        --------------    --------  --------

     Net sales to external customers    $          928    $  2,053  $  2,981
     Operating income (loss)                    (3,040)        411    (2,629)
     Income (loss) before taxation              (4,455)        329    (4,126)



8.   Recently issued accounting pronouncements


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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying of amount of goodwill is $1,341,000. Amortization expense during the nine-month period ended September 30, 2001 was $100,000. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.


--------------------------------------------------------------------------------
                                                                         Page 11

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

Except for the historical information contained herein, the statements contained in this 10-Q may be deemed forward looking statements that involve risks and uncertainties. There are certain important factors and risks, including, without limitation, the Company's need for additional financing, its history of losses and the other risks detailed from time to time in the Company's Securities and Exchange Commission filings on Form 10-K and 10-Q that could cause results or prospects to differ materially from those anticipated by the statements made herein.


RESULTS OF OPERATIONS
Significant Trends
------------------


A substantial decrease in our operating loss and net loss and a marked improvement in our revenues, gross profit and current ratio were the major financial highlights in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

                           Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                           --------------------------        ------------------------
                            2001               2000           2001              2000
                           ------            --------        ------           -------
                               ($ in thousands)                ($ in thousands)
Revenues                   $2,743            $  1,223       $ 6,939          $ 2,981
  % improvement             124.3%                            132.8%


Gross Profit               $2,155            $    747       $ 5,560          $ 1,803
  % improvement             188.5%                            208.4%


Gross Profit percentage      78.6%               61.1%         80.1%            60.5%


Operating income (loss)    $1,167            $   (478)      $ 1,771          $(2,629)
  % improvement             344.1%                            167.4%


Net income (loss)          $  743            $   (982)      $   238          $(4,126)
  % improvement             175.6%                            105.8%


Current ratio                1.82                1.03
  % improvement              76.7%


REVENUES

________________________________________________________________________________

Total revenues of $2,743,000 for the third quarter of 2001, an overall improvement of 124.3% compared to the third quarter of 2000, were comprised of $423,000 from the sale of pharmaceutical products and $2,320,000 from the product sales and royalty income of skincare products.

Total revenues of $1,223,000 for the third quarter of 2000 comprised of $266,000 from the sale of pharmaceutical products and $957,000 from the product sales and royalty income of skincare products.

The 59.0% increase in the sales of pharmaceutical products was due mainly to increased sales of monoclonal antibodies.

The 142.4% sales increase in skincare products sales was due mainly to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon. Revlon's Almay Kinetin skincare launch is successfully underway in the US, and is supported by major regional and national television and print advertising and promotional campaigns pursuant to Revlon's contractual obligations to Senetek.

Total revenues of $6,939,000 for the first nine months of 2001, an overall increase of 132.8%, compared to the first nine months of 2000, were comprised of $1,074,000 from the sales of pharmaceutical products and $5,865,000 from the product sales and royalty income of skincare products.

Total revenues of $2,981,000 for the first nine months of 2000 comprised $928,000 from the sale of pharmaceutical products and $2,053,000 from the product sales and royalty income of skincare products.

The 15.7% increase in the sales of pharmaceutical products was due mainly to a increased sales of monoclonal antibodies.

The 185.7% sales increase in skincare products sales was due mainly to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon. Revlon's Almay Kinetin skincare launch is successfully underway in the US, and is supported by major regional and national television and print advertising and promotional campaigns pursuant to Revlon's contractual obligations to Senetek.


COST OF GOODS SOLD

Cost of goods sold for the third quarter of 2001, which includes contract manufacturing and material costs, was $588,000, up 23.5% from $476,000 in the third quarter of 2000 due to increased product sales. Cost of goods sold expressed as a percentage of net sales was 21.4% for the third quarter of 2001 compared to 38.9% for the third quarter of 2000. The cost of goods sold as a percentage of net sales decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transactions.

In the Pharmaceutical Sector, cost of goods sold for the third quarter of 2001 was $178,000, a decrease of 5.3% from $188,000 in the third quarter of 2000.

In the Skincare Sector, cost of goods sold for the third quarter of 2001 was $410,000, an increase of 42.4% from $288,000 in the second quarter of 2000. This increase is in line with increased product sales in the skincare sector.

Cost of goods sold for the first nine months of 2001, which includes contract manufacturing and material costs, was $1,379,000, an increase of 17.1% from $1,178,000 in the first nine months of 2000. Cost of goods sold expressed as a percentage of net sales was 19.9% for the first nine months of 2001 compared to 39.5% for the first nine months of 2000. The cost of goods sold as a percentage of net sales decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty AG and USITC, which have zero cost of sales associated with the transaction.

________________________________________________________________________________

In the Pharmaceutical Sector, cost of goods sold for the first nine months of 2001 was $436,000, a decrease of 1.8% from $444,000 in the first nine months of 2000.

In the Skincare Sector, cost of goods sold for the first nine months of 2001 was $943,000, an increase of 28.5% from $734,000 in the first nine months of 2000. This was due to increased product sales in the Skincare Sector.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.


                           Three Months Ended    Nine Months Ended
                                Sept. 30              Sept. 30
                           ------------------    ----------------
                           2001          2000    2001        2000
                           ----          ----    ----        ----
     Cost of Goods Sold    21.4%         38.9%   19.9%       39.5%


     Gross Profit          78.6%         61.1%   80.1%       60.5%


Management is encouraged by the improvement in gross profit percentage for the licensing arrangements in our business model. The ratio of gross profit between high margin royalty income and product sales continues to improve as higher levels of royalty income are recognized.


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Research and development expenditure for the third quarter of 2001 was $102,000, an increase of 85.5% from $55,000 in the third quarter of 2000.

Pharmaceutical Sector research and development accounted for 99.0% of our total research and development spending for the third quarter of 2001, compared to 89.0% for the third quarter of 2000.

The increase in expenditure resulted from higher spending for the development of Invicorp. This increased spending is complemented by improved efficiencies in our research and development programs. In addition, research and development expenditures for Kinetin decreased by shifting responsibilities of regulatory filings and additional product testing to our commercial partners.

Research and Development expenditure for the first nine months of 2001 was $271,000, a decrease of 63.5% from $743,000 compared to the first nine months of 2000.

Pharmaceutical Sector research and development accounted for 96.3% of our total research and development spending for the first nine months of 2001, compared to 94.2% for the first nine months of 2000.

This reduction in expenditure resulted from improved efficiencies in our research and development programs and decreased spending for the development of Invicorp and Adrenaject.

We expect future research and development spending to increase as we develop our pipeline of proprietary technology. The Company expects a portion of these expenses to be absorbed by its commercial partners.



GENERAL AND ADMINISTRATION

General and Administration expenses for the third quarter of 2001 totaled $886,000, a decrease of 24.3% from $1,170,000 in the third quarter of 2000.

________________________________________________________________________________

Pharmaceutical Sector general & administrative expenses for the third quarter of 2001 totaled $770,000, a decrease of 19.6% from $958,000 in the third quarter of 2000.

Skincare Sector general and administration expenses for the third quarter of 2001 totaled $116,000, a decrease of 45.3% from $212,000 in the third quarter of 2000.

General and Administration expenses for the first nine months of 2001 totaled $3,518,000, a decrease of 4.6% from $3,689,000 in the first nine months of 2000.

Pharmaceutical Sector general and administration expenses for the first nine months of 2001 totaled $2,844,000, an increase of 0.7% from $2,824,000 in the first nine months of 2000.

Skincare Sector general and administration expenses for the first nine months of 2001 totaled $674,000, a decrease of 22.1% from $865,000 in the first nine months of 2000.


OPERATING PROFIT

The operating profit for the third quarter of 2001 totaled $1,167,000, an increase of 344% from an operating loss of $478,000 in the third quarter of 2000.

The operating loss in the Pharmaceuticals Sector for the third quarter of 2001 totaled $626,000, a decrease of 32.6% from $929,000 in the third quarter of 2000. This is mainly due to improved efficiencies in our research and development spending and the effective management of our costs.


The operating income in the Skincare Sector for the third quarter of 2001 totaled $1,793,000, an increase of 298% from operating income of $451,000 in the third quarter of 2000. This was mainly due to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon.

The operating profit for the first nine months of 2001 totaled $1,771,000, an increase of 167% from an operating loss of $2,629,000 in the first nine months of 2000.

The operating loss in the Pharmaceuticals Sector for the first nine months of 2001 totaled $2,467,000, a decrease of 18.8% from a loss of $3,040,000 in the first nine months of 2000. This is mainly due to improved efficiencies in our research and development spending and the effective management of our costs.


The operating income in the Skincare Sector for the first nine months of 2001 totaled $4,238,000, an increase of 931% from an operating income of $411,000 in the first nine months of 2000. This was mainly due to increased Kinetin sales and royalties income from ICN Pharmaceuticals and Kinetin royalty income from Revlon.


OTHER INCOME AND EXPENSE

Included in other expense for the third quarter of 2001 is interest expense on notes payable with a face value of $7,389,000 amounting to $166,000. Also, included in other expense is the amortization of discount of $215,000 on the $7,389,000 Notes Payable which was re-calculated following the extension of the repayment date of the notes to April 2004, as discussed in Note 3 to the financial statements.

Included in other expense for the first nine months of 2001 is $878,000 relating to the amortization of discount and deferred financing costs arising from the calculations of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999. The corresponding amount for the first nine months of 2000 amounted to $994,000. The discount was re-calculated on June 20, 2001 following the extension of the re-payment date of the Notes Payable. Also, included in other expense was interest payable on the $7.4 million Notes Payable amounting to $445,000.

________________________________________________________________________________
                                                                          Page15

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


TAXATION

Gross deferred tax assets, which approximate $29.0 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more likely than not. Alternative minimum tax of $45,000 has been provided as at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, the Company's liquidity represented by cash and deposits at banks increased by $686,000 to $1,514,000.

Net cash provided by operating activities totaled $1,293,000 in the first nine months of 2001, compared to net cash used of $600,000 in the first nine months of 2000. The overall increase was attributed primarily to a $4,374,000 increase in net profit, adjusted for non cash items which was offset by changes in our net trade cycle (receivables plus inventories less payables) of $2,481,000. The main reason for the change in the net trade cycle was the receipt of a one time $3 million licensing fee from Revlon in June 2000. Our current ratio as of September 30, 2001 was 1.82 a 76.7% improvement from a current ratio of 1.03 as at September 30, 2000.

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

Also, on June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum. A transaction fee of 5% is payable only on draw-downs of the line of credit and can be paid either in cash or Ordinary shares. No amount has been drawn under the line as of September 30, 2001.

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

________________________________________________________________________________

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

On April 12, 2001, OMP Inc. filed suit against Senetek in the Superior Court of California, County of Los Angeles, seeking an unspecified amount of damages for breach of a license agreement between OMP and Senetek, alleging that Senetek failed to perform certain of its obligations under the license agreement and had granted to a third party rights that were purportedly exclusive to OMP. Senetek filed an answer to the complaint on July 24, 2001, denying all material allegations of the complaint. On July 23, 2001, Senetek filed a suit against OMP in US District Court, Northern California, seeking an unspecified amount of damages for patent infringement and breach of the same license agreement between OMP and Senetek, alleging that OMP failed to perform various of its obligations under the license agreement. OMP's motion to dismiss that suit is pending. Management intends to pursue these matters vigorously.

Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the third quarter of 2001.

________________________________________________________________________________

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SENETEK PLC
                                             (Registrant)



  Date:  November 7, 2001                      /s/ FRANK J MASSINO
         ------------------                  ------------------------
                                               Frank J Massino
                                               Chief Executive Officer



  Date:  November 7, 2001                      /s/ STEWART W SLADE
         ------------------                  ------------------------
                                               Stewart W Slade
                                               Acting Principal Financial and
                                               Accounting Officer

________________________________________________________________________________
                                                                         Page 18