Form 10-K405
period 2001-12-31
SENETEK PLC /ENG/
filed 2002-04-01
CIK 789944

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For The Fiscal Year Ended December 31, 2001.

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

          Registrant's telephone number, including area code: (707) 226-3900

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

YES  [X]             NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 22, 2002, the Registrant had 59,052,153 Ordinary shares outstanding, Including 58,060,029 represented by American Depositary shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 2002 was $57,006,049 based on the average bid and asked prices as quoted on the Nasdaq Stock Market. This sum excludes shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at March 22, 2002, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
         NONE

                                     INDEX

                                                                            Page
                                                                            ----

                                    PART I

Item 1.  Business                                                             4

Item 2.  Properties                                                          15

Item 3.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 16

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related                   17
         Stockholder Matters

Item 6.  Selected Financial Data                                             18

Item 7.  Management's Discussion and Analysis of Financial                   20
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          30

Item 8.  Financial Statements and Supplementary Data                         30

Item 9.  Changes in and Disagreements with Accountants on                    30
         Accounting and Financial Disclosure

                                   PART III

Item 10. Directors and Executive Officers of Registrant                      31

Item 11. Executive Compensation                                              33

Item 12  Security Ownership of Certain Beneficial Owners and Management      34

Item 13. Certain Relationships and Related Transactions                      35

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     36

         Signatures and Power of Attorney                                    40

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as "may", "could", "would", "should", "can", "might", "expect", "estimate", "project",
"anticipate" and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of this Annual Report in the sections titled "Competition", "Government Regulation" and "Intellectual Property" on pages 10 and 13 in Item 1A of this Annual Report, "Certain Important Factors", on page 14 and in item 7 of this Annual Report, "Management's Discussion and Analysis of Results of Operations and Financial Condition", on pages 18 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

                                    PART I

ITEM 1--BUSINESS

OVERVIEW

Senetek PLC, together with its subsidiaries (the "Company" which may be referred to as "Senetek", "we", "us", or "our"), is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SSDT") and Senetek Asia (HK) Limited, corporations formed by Senetek under the laws of Delaware and Hong Kong, respectively, and Carme Cosmeceutical Sciences Inc. ("CCSI"), a Delaware corporation acquired by Senetek in 1995.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments, biopharmaceuticals, currently principally those addressing sexual dysfunction (the "Pharmaceuticals Segment"), and dermatological/skincare compounds principally addressing photoaging and other skincare needs (the "Skincare Segment").

In 1999, management began implementing a program to build a high-margin recurring revenue stream with sustained profitability by focusing our resources on completing development and marketing approvals of our core biopharmaceuticals and drug delivery technology and building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products, out-sourced manufacturing, disposed of redundant facilities, and significantly reduced general and administrative expense.

BIOPHARMACEUTICALS AND DRUG DELIVERY TECHNOLOGY

Sexual Dysfunction Products

We have developed and patented and are in the process of securing European marketing approvals for Invicorp(TM), an intracavernous injection therapy for the treatment of male erectile dysfunction ("ED"). Invicorp is a combination therapy comprised of phentolamine mesylate ("PMS") and vasoactive intestinal peptide ("VIP"), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems that causes erection by binding to smooth-muscle receptors in the male corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

The commercial potential of products for the treatment of ED is significant and growing. A study released in 2000 by Decision Resources, Inc. (the "2000 Study") estimates that in 1999 some 80.1 million men in the seven major pharmaceutical markets covered by the study (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) suffered from some degree of ED. Of this number, 48% were classified as having moderate ED and another 19% were classified as having severe ED. The incidence of ED increases with age, and therefore is expected to grow as the median age of the world's population increases. ED is also associated with a number of common conditions including arteriosclerosis, diabetes, hypertension and the use of such medications as beta blockers and tricyclic antidepressants. According to the 2000 Study, seven-market sales of drugs and devices to treat ED totaled $934 million in 1999 and are expected to grow at an annual rate of 10%, reaching $2.5 billion in 2009.

According to the 2000 Study, oral medications (principally Pfizer, - Inc.'s sildenafil product Viagra(R)) represented in excess of 87% of total 1999 sales of ED products in the studied markets. However, these oral therapies are ineffective, medically contraindicated or otherwise unsuitable for significant numbers of ED sufferers, who opt for "second line" injection therapies or implantable devices, or who may forego therapy altogether.

Specifically, the 2000 Study found that men whose ED is classified as moderate or severe (those most likely to seek treatment) show a markedly lower response rate to sildenafil and other oral therapies than do those with mild ED; that certain patient groups (including diabetics, who have a high incidence of ED) experience particularly low response rates to sildenafil; that sildenafil is contraindicated for patients who take any form of nitrates (a group that represents 5-10% of men with ED); and that men who take both sildenafil and drugs such as erythromycin or cholesterol-lowering agents, which are metabolized by the same isoenzymes as sildenafil, are at risk for developing higher than desirable serum levels of sildenafil. In addition, Pfizer, Inc. has advised that sildenafil should not be taken by men who have suffered a recent stroke or myocardial infarction or men with hypotension or certain retinal disorders. Also, the 2000 Study found that some men for whom sildenafil is effective nevertheless decline to use it because of its relatively slow onset of activity.

Clinical trials of Invicorp suggest that it could become the therapy of choice for virtually all of these patients. It has been found to have a favorable side-effect and drug-interaction profile, permitting it to be prescribed for men with the various contraindications referred to above. In clinical trials, Invicorp has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy. In trials, participants have also reported lower incidences of penile pain and fibrosis than with other ED injection therapies. The 2000 Study concluded, "Many aspects of Invicorp make it an attractive second-line therapy. Accordingly, we believe that the therapy will eventually receive approval in both Europe and the United States and become the injection therapy of choice."

As the 2000 Study found, we believe that mode of administration is an important factor affecting patient acceptance of injection therapy. We have developed Reliaject(TM), a highly advanced, disposable autoinjector that renders the administration process uncomplicated and pain-free. We believe Invicorp to be the right drug in the right delivery system that will ideally address the needs of a significant segment of the ED market including ED sufferers for whom currently available therapies are ineffective or contraindicated. See "Government Regulation".

Drug Delivery Technology

Reliaject is Senetek's compact, disposable, fully automatic, pre-filled self-injection system that accommodates multiple therapeutic applications. Reliaject is equipped with an ultra fine gauge needle, manufactured by a laser process for pain-free use and utilizes a dental cartridge to contain the drug to be injected. The needle is visibly undetectable by the patient during administration of the drug and appropriate needle depth is automatically reached before drug flow occurs, thereby reducing reliance upon the patient's technique for accuracy and safe delivery. In addition to Invicorp, we are studying this delivery system for other medications including anaphylactic shock, migraine treatment drugs, infertility regimens, human growth hormones and analgesic pain therapies. Fixed assets in progress amounting to $2.6 million as of December 31, 2001 have been purchased by us in preparation for Reliaject manufacture in commercial quantities.

Other Biopharmaceuticals

In 1995, we entered into a license agreement with the Research Foundation for Mental Hygiene ("the Foundation") under which the Company was granted exclusive rights to certain of the Foundation's cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer's Disease. The license expires 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license (most recently) in 1999, 10 years from their inclusion. The Company marketed these cell lines to major pharmaceutical companies including Glaxo, Pfizer, Wyeth Ayest, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech. In August 2000, we determined that this was not a core business and entered into a sublicense for the remaining term of the Foundation license (currently 2009) with Signet Laboratories, Inc., a leading medical diagnostic and research company, under which Signet now markets these cell lines and develops new cell lines covered by the Foundation license. We receive royalties on Signet's sales, subject to certain minimum royalty guarantees, and remit a portion to the Foundation in accordance with the terms of its license.

DERMATOLOGICAL AND SKINCARE COMPOUNDS

Skincare Technology

We have developed and patented two cytokinins, Kinetin and Zeatin, plant growth factors that are naturally occurring in humans.

Kinetin (N6-furfuryladenine) has been found to retard aging of plants and, in research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger.
In clinical studies conducted over the past two years at the University of California, Irvine, Kinetin showed good-to-excellent response rates in partially reversing the clinical signs of photodamage, including the appearance of fine lines and wrinkles, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin's natural barrier to moisture loss; in fact, it improved the moisture barrier.

Zeatin is an analogue of Kinetin with preliminary in vitro data suggesting that it is more active than Kinetin at higher concentrations. We have established a development program to study the safety and efficacy of Zeatin for photo-damaged skin and other dermatological applications.

We are continuing development of other applications for Kinetin and its analogues in collaboration with our research partners.

Our strategy is to build a global distribution system across all classes of trade for our core skincare technology.

In June 1998, we granted Osmotics Corporation ("Osmotics") an exclusive license to market Kinetin-based products to the worldwide prestige market, comprised of department stores and perfumeries, in exchange for specified royalties. The license also required Osmotics to source licensed products exclusively from Senetek or its designated contract manufacturer. In February 1999 Osmotics launched a line of Kinetin-based products, but on January 20, 2000, we notified Osmotics that the license was terminated due to material breach of its terms by Osmotics, including sales outside of the prestige channel of distribution and non-payment of royalties. Litigation ensued (see Item 3, Legal Proceedings). In May 2001, the parties entered into a settlement of all disputes providing, among other things, for payment by Osmotics of back royalties and the grant by Senetek of a non-exclusive license for the remaining terms of the underlying patents to manufacture and market specified Kinetin-based products to the prestige class of trade worldwide in exchange for specified royalties.

In October 1998, we granted ICN Pharmaceuticals Inc. ("ICN") a worldwide license to market Kinetin in the ethical skincare market. The ICN license agreement provides for royalties on ICN's net sales of licensed products within its class of trade and a supply agreement requiring ICN to source its products from Senetek with prescribed minimums. In March 1999, ICN launched Kinerase(R) in the United States and Canada, followed by launches in Argentina and Mexico.

In November 1999, we entered into a license and supply agreement with Obagi Medical Products, Inc. ("Obagi") for the exclusive marketing and distribution of specified Kinetin-based products in the mass market channel of distribution in China, Hong Kong, Japan, Malaysia, Singapore, South Korea, The Philippines and other designated Asian countries and in the multi-level marketing channel of distribution in Taiwan, in exchange for a licensing fee, paid in installments in 1999 and 2000, and specified royalties on Obagi's net sales of licensed products. In March 2000, Obagi entered into a joint venture with Rohto Pharmaceuticals Co., Ltd. ("Rohto"), a publicly traded company based in Osaka, Japan, providing for the latter to market Kinetin-based products in Japan, and Obagi subsequently launched Kinetin-based products in Taiwan and South Korea. On April 12, 2001, OMP Inc. ("OMP"), the successor to Obagi, filed suit against Senetek alleging breach of the license, and on July 23, 2001 Senetek filed suit against OMP. (See Item 3, Legal Proceedings). The litigation was settled in January 2002 for a lump sum settlement payment to Senetek. Additional settlement fees may be payable to Senetek upon the achievement of certain milestones. The parties agreed to terminate the original license agreement and to use best efforts to negotiate a new license agreement, to which Rohto would also be a party. All countries, except Japan, included in the territory granted to Obagi by the original license agreement were surrendered in the settlement and, pursuant to the terms of the Company's license agreement with Revlon Consumer Products Corporation ("Revlon") described below, became part of the territory granted thereunder.

In May 2000, we entered into a license and supply agreement with Buth-Na-Bodhaige, Inc., doing business as The Body Shop. Under the terms of the license agreement as amended in November 2000, The Body Shop was granted the exclusive right to sell Kinetin-based products supplied by Senetek in The Body Shop retail stores in North America, in The Body Shop's catalogue and on The Body Shop's Internet website, in exchange for a specified royalty based on the suggested retail prices of products sold by The Body Shop to consumers. The Body Shop launched its initial line of licensed products in April 2001.

On June 8, 2000, we entered into a license agreement with Revlon for the remaining term of the principal covered patents, in consideration of a license fee, paid at signing, of $3 million. In connection with this agreement we granted Revlon warrants to purchase one million Ordinary shares in Senetek at a price of $6 per share. Under the agreement as amended in February 2001, and giving effect to Revlon's assumption of territories surrendered by OMP under its license as described above, Revlon was granted exclusive rights throughout the world, excluding Japan, to sell specified Kinetin-based products in the mass market class of trade, subject to Revlon's royalty payments meeting certain minimums and subject to such grant becoming non-exclusive as to any specified sub-territory outside of the United States if Revlon fails to make a significant launch of covered products in such sub-territory by June 30, 2003. The agreement also grants Revlon non-exclusive rights to sell such products in perfumeries and department stores in Europe, South and Central America, Mexico, Puerto Rico, South Africa, Australia, New Zealand, Israel, China, Hong Kong, Taiwan and certain additional Asian markets other than Japan, subject to Revlon's royalty payments meeting certain additional minimums. Revlon launched the Almay

Kinetin Skincare Advanced Anti-Aging Series of products in the United States in mid-2001, followed by launches in other territories including the United Kingdom, Canada, New Zealand, and South Africa.

In December 2000, we entered into a license and supply agreement with Med-Beauty AG ("Med-Beauty"), a Swiss company based in Zurich, in consideration of a product license fee. Under the agreement as amended in September 2001, Med-Beauty is granted an exclusive right to sell specified Kinetin-based products to estheticians and beauty salons in Switzerland and a non-exclusive right to sell such products in those classes of trade in Germany and Russia, all subject to achieving certain minimum purchase levels of bulk product. Med-Beauty's initial launch of covered products was made in May 2001.

In November 2001, we entered into an arrangement to collaborate with Allure Cosmetics ("Allure"), a California-based skincare manufacturing and marketing company, under which the parties undertook to develop new Kinetin-based products to be manufactured by Allure and marketed by the Company directly or through licensees. The parties agreed to jointly market Kinetin-based products to Allure's existing customer base, and the Company granted Allure a non-exclusive license to manufacture and market specified Kinetin-based products to health food stores, estheticians, beauty salons, spas and by direct mail, in exchange for specified royalties.

We intend to continue building a high-margin, royalty-based revenue stream by actively developing additional licensing opportunities for those territories and categories of trade for which we have not granted exclusive licenses under the agreements described above. These include the prestige market, the ethical market (dermatologists' and cosmetic surgeons' patients), the multi-level market, direct response market, alternative market, salon-esthetician market, infomercials and the natural products market throughout the world.

Other Products

Historically we have developed or acquired a number of skincare products designed to meet specific niche segments of the market, including Mill Creek(R), Sleepy Hollow Botanicals and Biotene H-24, as well as two specialty mass market lines, Silver Fox(R), a product for gray hair, and Allercreme(R), a hypoallergenic range of skincare and cosmetic products for women with sensitive skin, developed in conjunction with dermatologists. In 1999 the Company determined that these product lines were non-core and entered into an agreement with United States International Trading Corporation ("USITC") under which USITC purchased the Company's inventories of Mill Creek and Silver Fox finished goods and componentry and paid a licensing fee for the exclusive right to manufacture and market these lines in exchange for royalties subject to specified annual minimums. USITC also was granted an option to purchase our rights to these lines for $2.8 million. This purchase option remains valid until May 14, 2004. Subsequently, an existing distribution agreement with Quimlam, Inc. covering the Allercreme product line was terminated and these distribution rights were granted to USITC on a non-exclusive basis through December 31, 2001.

RESEARCH AND DEVELOPMENT

We sponsor research in the life sciences and biotechnology fields involving the treatment of conditions related to aging, particularly our core fields of interest in sexual dysfunction and skin treatment. Our strategy has been to apply our available research and development resources to funding clinical research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest. Under these agreements, we are granted exclusive rights to patents for the manufacture and marketing of products arising from this research, with the researchers in certain cases being entitled to royalties or other payments in connection with commercialization of resulting products.

Typically, our research agreements oblige us to fund agreed research in amounts determined between the parties. The researchers are responsible for filing progress reports and working with consultants appointed by us on matters such as product formulation, stability, clinical trials and regulatory compliance. In addition, we operate a development center in Kettering, United Kingdom, which monitors clinical trials, European product marketing applications and European regulatory approvals.

In furtherance of this strategy, in October 2001, we established a research professorship at the University of Aarhus, Denmark, in conjunction with the University's Center for Molecular Gerontology. Previous research programs with the University resulted in the Company's Kinetin and Zeatin product rights. Under the terms of the grant, which will be administered by the University's Natural Science Faculty, we will have a right of first refusal on discoveries resulting from the sponsored research.

Our research and development expenditures amounted to $344,000, $821,000 and $2,702,000 for 2001, 2000 and 1999, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Under the terms of various of our license agreements, licensees are responsible for developing new products, and applications and gaining product approvals based upon the technologies and patents covered by the licenses.

MANUFACTURING AND MARKETING

Marketing

Consistent with our strategy of building a high-margin revenue stream, all of our current revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. We expect to maintain this business model in the case of emerging products in our Skincare Segment, where achieving acceptable distribution is dependent upon a broad-based sales and distribution network within the particular class of trade. In the case of Invicorp and its associated delivery systems, we are currently reviewing whether to undertake sales and distribution directly or through an alliance with a company with appropriate sales and distribution infrastructure. Should we opt to realize the potential profits of direct distribution to urologists and other specialists or to retailers that fulfill such professionals' prescriptions, significant expenditures will be required to establish and operate the necessary infrastructure. Should we opt to establish an alliance with a company having an established retailing and distribution network in a particular market, we will seek to subsidize ongoing marketing approval expense through co-development arrangements and to realize revenues through licensing fees and royalties or other participation in the third party's sales or through shared equity or other joint venture arrangements.

Manufacturing

Certain of our existing licenses for core products in the Skincare Segment grant our licensees the right to manufacture covered products. In the case of those licenses which grant only marketing rights or require the licensee to produce and package product from Senetek-supplied bulk, we contract with third parties for the manufacture and/or filling and labeling of the skincare products covered by such licenses. While we rely on particular suppliers for the raw materials and componentry used in the manufacture of such products we do not anticipate any problems with supply of such materials. We have licensed a third party to manufacture and sell our various non-core consumer products, as well as the cell lines licensed to us for production of monoclonal antibodies.

With regard to our ED medication, Invicorp, the active ingredients, vasoactive intestinal polypeptide and phentolamine mesylate, are currently available from suppliers in quantities believed to be adequate for the Company's requirements following marketing approval in Europe. In conjunction with Senetek, these suppliers have developed synthetic production methods that are included in the product marketing applications currently on file with regulatory authorities in Europe. We believe that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available.

We own equipment designed for the manufacture of our patented Reliaject delivery systems which we could utilize ourselves, or sell or lease to a third party for manufacture and filling.

COMPETITION

The bulk of our current revenues are derived from licenses to manufacture and/or market products containing our patented Kinetin ingredient, with smaller amounts being derived from agreements for the manufacture and sale of non-core skincare and consumer products and cell lines for the production of monoclonal antibodies used in research. While our patents and patent licenses currently protect us from competition from sales of products within the specific scope of our patents and license rights, many companies are engaged in the development and marketing of products competitive with our patented and licensed products. Regarding our ED products, all necessary governmental marketing approvals have not yet been obtained, and assuming they are obtained we will compete with many other companies having established products in the marketplace including Pharmacia Upjohn, Schwarz Pharma, and Vivus, having developed Caverject(R) and Edex(TM) and MUSE(R) respectively. We believe Invicorp offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, Inc. with its Viagra product controls the bulk of the oral therapy market, which currently represents approximately 90% of the worldwide ED market. We consider Invicorp to be complimentary rather than competitive to the oral therapy market as it addresses the needs of patients for whom the oral therapies are not effective or well-tolerated.

The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. We compete and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of our existing or potential competitors have substantially greater financial, technical and human resources and name recognition than do we and are better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. These companies have the capability and resources to develop or acquire and market products that compete with our existing and planned products, and the timing of the market introduction of our own and our competitors' products will be important competitive factors affecting our future results.

We cannot predict the extent to which any of the products we are currently developing, including Invicorp and its delivery vehicles, will become commercially viable. Assuming that Invicorp and related delivery vehicles are approved for sale in the additional territories in which approvals are currently being sought, we believe that competition will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset, price and third party reimbursement. Regarding our future viability, our competitive position also depends upon our ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. We expect competition to intensify in all fields in which we are involved.

GOVERNMENT REGULATION

General

The research, pre-clinical development, clinical trials, manufacturing and marketing of the products comprising our Pharmaceuticals Segment are subject to extensive regulation, including pre-marketing approval requirements, of the FDA and equivalent foreign regulatory agencies. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. Furthermore, regulatory agencies may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage during product development that may affect approval, delay an application, or require additional expenditures. Accordingly, we cannot assure that clinical trials related to any products currently in development by us will be completed successfully within any specified time period, if at all, or that pre-marketing approvals based on such trials will be granted.

While the business comprising our existing Skincare Segment generally is not subject to pre-marketing approval, various statutes and regulatory restrictions apply to this business in the United States and most other countries.

Product Approval-United States

In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our pharmaceuticals. The steps required before a pharmaceutical product may be marketed in the United States include:

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

Clinical trials of new pharmaceuticals in humans are designed to establish both the safety and the efficacy of the pharmaceutical in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers is given the new compound in order to identify toxicities and characterize the compound's behavior in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish dose levels. Phase III studies are large-scale studies designed to confirm a compound's efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data have been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data is submitted to the FDA as part of the New Drug Application.

Invicorp has received Investigational New Drug approval from the FDA, and we intend to pursue clinical trials and the filing of a New Drug Application with the FDA for Invicorp following completion of pre-marketing approvals in Europe.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of certain non-pharmaceutical products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued "monographs". Currently, such regulations do not apply to non-monograph products though the FDA does regulate issues such as labeling and has the power to seize such products found to be adulterated. However, there can be no assurance that the Federal Food, Drug and Cosmetics Act or the regulations thereunder will not be changed so as to subject non-monograph products to increased regulation.

Product Approval - Other Countries

Marketing of pharmaceutical products in other countries requires regulatory approval from the notified bodies in each particular country. The current approval process varies from country to country, and the time to approval may vary from that required for FDA approval, although the review of clinical studies by regulatory agencies in foreign jurisdictions to establish the safety and efficacy of the product generally follows a similar process to that in the United States. Similarly, non-pharmaceutical products generally are not subject to pre-marketing approval requirements in foreign countries although they are regulated in a manner similar to the United States and, in the case of certain countries such as Japan, such products may require reformulation to remove ingredients not considered acceptable by the particular country.

Invicorp was approved for marketing in Denmark in July 1998. In June 2000 the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp in New Zealand. In October 2000, the United Kingdom Medicines Control Agency granted a Marketing Authorization for Invicorp in the United Kingdom, where it is currently sold to physicians for prescribing on a "named patient" basis. An application for Marketing Authorization Approvals under the European Mutual Recognition Procedure has been initiated, with Denmark being selected as the Reference Member State. Marketing Authorization Applications are planned in 16 other European states including the United Kingdom. While we anticipate that Invicorp will be approved for marketing in at least the majority of countries participating in the European Mutual Recognition Procedure, no assurance can be given that such approvals will be granted, or that such approvals, if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the revenues anticipated from our Pharmaceuticals Segment.

Post-Approval

The marketing and manufacture of pharmaceutical products are subject to post-approval regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the regulatory agencies requiring further clinical research or imposing restrictions on the product or the manufacturer, including withdrawal of the product from the market. Additionally, any adverse reactions or events involving such products must be reported to these agencies. Previously unidentified adverse events or an increased frequency of adverse events occurring post-approval could result in labeling modifications, additional contraindications and other restrictions that could adversely affect future marketability. Ultimately, marketing approvals may be withdrawn if compliance with regulatory standards is not maintained or if a product is found to present an unacceptable risk. Any such restriction, suspension or revocation of regulatory approvals could have a material adverse effect on us.

Third-Party Reimbursement

We believe that the availability of third-party reimbursement of all or a portion of the cost of Invicorp therapy may affect the overall marketability of Invicorp and its related delivery systems.

In the United States, government-funded and private insurance programs reimburse or pay directly the cost of many medical treatments, prescription drugs and medical devices. The U.S. Health Care Financing Administration ("HCFA") sets reimbursement policy for the Medicare program in the United States, and has established a national coverage policy for the diagnosis and treatment of ED in Medicare beneficiaries. Private insurance coverage for ED treatment, however, varies widely across the United States, and the introduction and popularity of Pfizer's Viagra(R) resulted in some plans establishing broad coverage exclusions for ED treatment. As Viagra is an oral therapy and therefore in a different usage category, we believe that such coverage exclusions will not apply to Invicorp.

Outside of the United States, most third-party reimbursement programs are governmentally funded. In some countries, no reimbursement currently is made for ED therapy, while other countries limit the amount of reimbursement or require that ED treatment be related to specified other medical conditions. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Restrictions on the pricing of Invicorp could adversely affect the profitability of the Pharmaceuticals Segment.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our royalty-driven business model and that trademarks are also of significance, particularly within our Skincare Segment. Our policy is to file patent applications to protect inventions and improvements considered important to the development of our business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. Typically, U.S. patents expire 17 years after the grant date and foreign patents expire 20 years after filing of the patent application. We currently hold approximately 130 issued patents, including patents for Invicorp for the use of vasoactive intestinal polypeptide and phentolamine mesylate in the treatment of ED, granted in 17 countries and pending in five other countries, patents for Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 26 countries and pending in nine other countries, patents for Kinetin and Zeatin for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 15 countries and pending in one other country, and autoinjector patents for the delivery of therapeutic ingredients, granted in 25 countries and pending in nine other countries.

It is noted, however, that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first person to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention is further complicated by the fact that patent applications in the United States are maintained in secrecy until a patent is issued or denied, generally years after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (PTO) long after the patent was issued based upon another party's claim of earlier invention. Furthermore, as only novel inventions are patentable, a patent-holder may be subject to proceedings in the PTO or in federal court attacking the validity of the patent based on alleged obviousness or so-called "prior art", or based on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also arise under the laws of most foreign countries in which we hold patents or have filed patent applications. We have successfully defended against claims of invalidity and unenforceability of our Kinetin patents (see "Legal Proceedings"). However, while we believe that our patents are valid and enforceable, there can be no assurance that if, in the future, we must enforce any one or more of our patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while we believe that our products do not infringe the valid claims of any third party's patents, there can be no assurance that we would prevail if a third party sought to enforce its patent against us by a suit for an injunction or damages.

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by us to protect our patents or brought by a third party challenging such patents, are time-consuming, disruptive of management and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that we could be exposed to costs which could have a material adverse effect on our business even if we were successful in enforcing our patents against an infringer or successful in defending against proceedings to invalidate our patents or proceedings alleging breach by us of a third party's patents. Additionally, if we were unsuccessful in proceedings challenging our patents, third parties licensed by us under those patents might seek to terminate such licenses and cease paying royalties. If we were unsuccessful in defending against a claim that we had infringed a third party's patent, even unknowingly, we could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Because of our relative lack of financial and management resources, we could be less able than our competitors to bear such risks.

EMPLOYEES

As of December 31, 2001, we had nine full-time employees, comprised of two persons at our drug development center at Kettering in the United Kingdom and seven persons at our Napa, California headquarters.

ITEM 1A-CERTAIN IMPORTANT FACTORS

As stated in the preamble to this Annual Report on Form 10-K, this document contains numerous forward-looking statements which we believe to be a fair reflection of our risks and opportunities. However, such statements by their nature are future-related and involve substantial uncertainties. In addition to those factors referred to elsewhere in Part I of this Annual Report, particularly the Sections in Item 1 entitled "Competition", "Government Regulation" and "Intellectual Property", and in Part II of this Annual Report, particularly in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition", we have identified the following factors that may affect whether future events may differ materially from the expectations described in such forward-looking statements.

Limited Product Offering and Relatively Fixed Revenue Stream. Substantially all of our current revenue base is derived from license fees on our patented Kinetin ingredient, which are being amortized into income over the terms of the licenses, and royalties earned on licensees' sale of such licensed products which are generally paid quarterly. In addition, part of current revenues reflect the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the Foundation under the terms of our license agreement with it. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream would be substantially curtailed, and if the Foundation's patents were successfully challenged or the Foundation failed to renew its license with us in 2009, our sublicense with Signet would yield substantially reduced revenues. Additionally, our present revenue stream is tied to our licensees' sales of licensed product and accordingly is relatively fixed. Should we be faced with significant cash requirements in connection with gaining regulatory approvals of our biopharmaceutical products currently in development or in connection with protecting our patents or defending against patent infringement litigation, our capital resources might be inadequate to fund our capital needs, as described below.

Concentrated Revenue Base. In 2001, three of our customers accounted for approximately 41%, 32% and 11%, respectively of our net trade receivables. However, while we have no security for payment of such trade receivables, the revenues represent either amortization of licensing fees already paid or license royalties which are paid quarterly. Further, we believe that all of such customers are credit-worthy and committed to fully performing their license obligations. Nevertheless, should any of such customers cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected.

Limited Capital Resources. As described under Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Position", substantially all of our borrowings are from a single source pursuant to agreements under which our funding source has substantial control over our ability to incur additional debt or dispose of assets, substantially all of which are pledged as security for our borrowings.

In the event that we are unable to fund through our operating cash flow continued product development and governmental marketing approvals of our pharmaceutical products or such unbudgeted expenses as the defense of our position in patent litigation, we would currently be dependent upon this source for additional funding, and if we were unable to arrange for funding upon acceptable terms, our business could be materially adversely affected.

New Product Pipeline. We have a viable pipeline of new products and new indications for existing products in development, and should we be successful in developing and obtaining marketing approvals for these products, to the extent required, we expect to be successful in our business plan to achieve high-margin, replicable revenues and increasing profits. However, because of regulatory and competitive uncertainties, no assurance can be given that these products can be successfully developed and marketed.

Competitive ED Therapies. Oral medications currently represent approximately 90% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer's Viagra(R) represents virtually all of this oral medication market. We believe that there will nevertheless be a substantial market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems. However, there can be no assurance that new competitive injectable ED medications will not be developed to fulfill many if not all of ED patients' needs that are currently unmet, or that our injection therapy will in fact gain the acceptance that we expect.

Competitive Impacts on our Market for Skincare Ingredients. We believe that our patented Kinetin and Zeatin skin treatment compounds offer superior user benefits to retinoids, Alpha Hydroxy Acids and other antiaging ingredients currently available, and sales results of our licensees appear to validate this view. However, as discussed in Item 1, "Competition", we face intense competition for the discovery and development of ingredients to address signs of photoaging and other skincare conditions from large, global companies with far greater research, development and marketing resources than ours, and there can be no assurance that our existing products or new products developed for our Skincare Segment will maintain market acceptance in competition with existing and new offerings of our competitors.

Management Infrastructure. We currently employ 9 people, and have a very small, though we believe highly qualified and motivated, management cadre. Should we lose significant management resources and be unable to attract high caliber replacements to continue implementing our business plan, we could be materially adversely affected. We are actively seeking to build management, operational and marketing infrastructure, but there can be no assurance that we will be able to staff our requirements in a manner adequate to continue our planned growth.

ITEM 2--PROPERTIES

We lease approximately 31,000 square feet in Napa, California for our headquarters. The headquarters facility includes approximately 7,300 square feet of manufacturing space and 23,700 square feet of research, marketing and administrative space. The lease for the Napa facility expires in December 2007. We also lease an approximately 5,000 square foot building in Kettering, United Kingdom, under a 15-year lease with a break option after five years. The UK break option has been exercised as of June 10, 2002 and we are currently reviewing what our facility requirements will be after that date.

ITEM 3--LEGAL PROCEEDINGS

On December 11, 1996, our subsidiary Carme Cosmeceutical Sciences Inc. ("CCSI") entered into a written agreement with Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (collectively, "Mad Dogs") under which Mad Dogs agreed to promote CCSI's cosmetics business and hire a consultant familiar with the cosmetics industry in connection therewith. On June 11, 1998, CCSI filed a lawsuit against Mad Dogs in New York County Supreme Court seeking damages of $10 million for a breach of that agreement. Mad Dogs served CCSI with an answer in August 1998 and subsequently counter-claimed alleging that CCSI is liable to Mad Dogs for at least $40,000 in unpaid fees and other unspecified damages. There have been no substantive developments in the lawsuit since the filing of Mad Dog's answer.

As described in Item 1, in June 1998 Senetek and CCSI entered into a license agreement with Osmotics for the marketing of Kinetin-based products in the prestige channel of distribution. In January 2000, Senetek and CCSI gave notice to Osmotics terminating the license agreement for material breaches, including Osmotics' alleged sales of licensed products outside of the licensed channel of distribution and non-payment of royalties. Pursuant to the terms of the license, an arbitration was commenced in Los Angeles, California before a panel of the American Arbitration Association (No. 77 181 0040 00), but in August 2000, Osmotics commenced a lawsuit in the United States District Court for the Northern District of California entitled Osmotics Corp. v. Senetek PLC, et al, Case No. C 00 2747 MMC, seeking a declaratory judgment that our Kinetin patents are not infringed and/or invalid and/or unenforceable. In May 2001, the parties entered into a settlement agreement in which Osmotics agreed to pay a stipulated sum to Senetek and CCSI, Osmotics acknowledged the validity of Senetek's patents in issue, and the parties agreed to enter into the non-exclusive license agreement described in Item 1.

As described in Item 1, in November 1999 Senetek and Obagi entered into a supply and licensing agreement pursuant to which Obagi was granted certain rights to market Kinetin-based products in specified countries in Asia. In April 2001, Obagi's successor in interest, OMP, commenced a lawsuit in the California Superior Court, County of Los Angeles, entitled OMP, Inc. v. Senetek PLC, Case No. NC 029843, in which OMP alleged various breaches by Senetek of the license agreement's terms, which lawsuit was dismissed without prejudice in June 2001. In July 2001, Senetek commenced a lawsuit in the United States District Court for the Northern District of California entitled Senetek PLC v. OMP, Inc., Case No. CO 1 2828 MJJ, in which Senetek alleged various claims including breach by OMP of the license agreement, patent infringement, interference with prospective business advantage, unfair competition and fraud, and OMP asserted various counterclaims including breach of contract, unfair business practices, fraudulent inducement and interference with contractual relations. In January 2002, the parties entered into a settlement agreement pursuant to which OMP agreed to pay Senetek an agreed sum in installments, the parties agreed to use best efforts to enter into a tripartite license agreement with Rohto for licensed products in specified channels of distribution in Japan, as described in Item 1, and OMP agreed to surrender the balance of the territories and classes of trade covered by the parties' original license agreement.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   GENERAL DISCUSSION

      There is currently no established public trading market for our Ordinary shares. Senetek American Depositary shares (each representing one Ordinary share and evidenced by one American Depositary Receipt) began trading on the over-the-counter market in the United States in November 1984 and have been traded through The Nasdaq Stock Market since May 1986.

      The following table sets out the range of high and low closing bid prices for the American Depositary shares during each quarter of our two most recent fiscal years, as reported by the Nasdaq Smallcap Stock Market.

      FISCAL YEAR ENDED DECEMBER 31, 2001

QUARTER ENDED:                                 HIGH           LOW
                                               ----           ---

March 31                                   $   1.22       $   0.75
June 30                                        1.30           0.78
September 30                                   1.05           0.45
December 31                                    0.75           0.46

FISCAL YEAR ENDED DECEMBER 31, 2000

QUARTER ENDED:                                 HIGH           LOW
                                               ----           ---

March 31                                   $   3.66       $   1.44
June 30                                        2.44           1.31
September 30                                   2.38           1.53
December 31                                    1.72           0.88

      As of March 22, 2002 there were approximately 220 holders of record of our Ordinary shares, and approximately 1400 holders of record of American Depositary shares. The bid price of American Depositary Shares at March 22, 2002 was a high of $1.07 and a low of $0.99.

      Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the Ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $88,099,000 at December 31, 2001. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies' Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

(b)   SALES OF UNREGISTERED SECURITIES

      In 2001, we issued the following securities in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On June 20, 2001 we issued 341,747 Ordinary shares to Scorpion Holdings Inc. as a transaction fee in connection with the restructuring of the notes payable and the Series A, B and C warrants

      On June 30, 2001 we issued the following Ordinary shares to:

Silver Creek Investments Limited   82,764
Bomoseen Investments Limited       82,763
Dandelion Investments Limited      56,381
Elstree Holdings Inc.              56,381

      These shares were issued in lieu of a cash interest payment of 8% per annum on the notes payable of $7,389,000 for the period January 1, 2001 to June 30, 2001.

ITEM 6--SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2001 and 2000 have been derived from and should be read in conjunction with our audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1997 and 1998 and the selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 has been derived from the audited consolidated financial statements contained in our annual reports to shareholders. The presentation of consolidated balance sheet data below for all periods presented reflects a reclassification of accrued compensation on stock option grants to share premium in stockholders' deficit.

In accordance with FIN 44, which became effective July 2000, we have changed our accounting principles for the recognition of stock compensation expense for our non-executive directors, all of whom retire by rotation and can stand for re-election at our Annual General Meeting of shareholders. We have non-executive directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in net income for the period of the change. This change in accounting principle increased net income in 2000 by $1,038,000.

                                                             YEAR ENDED DECEMBER 31,
                                            2001         2000         1999        1998           1997
                                           ------       ------       ------      ------         ------
                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues                                 $  8,857         3,759       8,263        4,672         5,722
Income(Loss) before extraordinary loss
  on extinguishment of debt and change
  in accounting principle                $    385        (5,692)    (10,205)     (22,492)      (15,539)
Extraordinary loss on
  extinguishment of debt                 $     --            --      (1,657)          --            --
Cumulative effect of change
  in accounting principle                $     --         1,038          --           --            --

Net Income (Loss)                        $    385        (4,654)    (11,862)     (22,492)      (15,539)
                                         ========        ======     =======      =======       =======
Basic and diluted net income (loss) before
  extraordinary loss on extinguishment
  of debt and change in accounting
  principle per Ordinary share
  outstanding                            $   0.01         (0.10)      (0.18)       (0.41)        (0.32)
Extraordinary loss on
  extinguishment of debt                 $     --            --       (0.03)          --            --

Cumulative effect of change
  in accounting principle                $     --          0.02          --           --            --

Basic and diluted net income (loss)
  per Ordinary share outstanding         $   0.01         (0.08)      (0.21)       (0.41)        (0.32)

                                                         AS OF DECEMBER 31,
                                         2001       2000         1999       1998      1997
                                       --------    -------      ------     ------   ------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
  Cash and cash equivalents         $  1,814         828       1,840         808      6,216
  Inventory                              312         596         511         731        890
  Trade receivables and other
    current assets                     2,076       1,392       1,605       1,809      2,486
                                    --------    --------    --------    --------   --------
  Total current assets                 4,202       2,816       3,956       3,348      9,592

  Property & equipment, net            3,299       3,748       4,060       4,311      1,909
  Goodwill and other intangible
    assets, net                        1,308       1,441       1,631       1,766      1,900
  Deferred financing costs                --          --          --       1,241         --
                                    --------    --------    --------    --------   --------
  Total assets                      $  8,809    $  8,005    $  9,647    $ 10,666   $ 13,401
                                    ========    ========    ========    ========   ========
Liabilities:
  Capital leases                          --          --          42          --         --
  Accounts payable                       962       1,378       2,230       1,602      1,754
  Accrued liabilities                    873         804       1,095       1,630      1,353
  Line of Credit                          --          --          --       2,389        900
  Note payable                            20         546         700          --         --
                                    --------    --------    --------    --------   --------
  Total Current Liabilities         $  1,855    $  2,728    $  4,067    $  5,621   $  4,007

Long term liabilities:
  Notes payable                        5,407       5,846       4,520          --         --
  Capital Leases                          --          --          --          46         --
  Deferred license fees                2,937       3,154         543          --         --
Accumulated deficit                  (88,099)    (88,484)    (83,830)    (71,968)   (49,476)
Stockholders' (deficit)/equity      $ (1,390)     (3,723)        517       4,999      9,394
Total Liabilities & Stockholders'
 (deficit)/equity                   $  8,809    $  8,005    $  9,647    $ 10,666   $ 13,401
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

The Financial Statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP)and are presented in U.S. dollars.

MATERIAL CHANGES IN FINANCIAL CONDITION

During the year ended December 31, 2001, our liquid position, represented by cash and deposits at banks and liquid investments, increased by $986,000 to $1,814,000. This increase is due to the excess of our operational income over capital expenditure and repayment of debt obligations and net changes in working capital. Through improvements in our results and net trade cycle, we have increased our current ratio to 2.26, a substantial improvement from 1.03 as of December 31, 2000.

SIGNIFICANT TRENDS

A substantial improvement in our operating results and a marked improvement in our current ratio were the major financial highlights in 2001.

                                 2001            2000            1999
                                ------          ------          ------
                                          ($ IN THOUSANDS)

Revenues                     $     8,857    $     3,759     $    8,263
 % improvement(decrease)           135.6          (54.5)

Operating Income (loss)      $     2,037    $    (3,678)    $   (5,819)

Net Income (Loss)            $       385    $    (4,654)    $  (11,862)

Current ratio                       2.26           1.03           0.97
 % improvement                     119.4%           6.2%

Total Cash Flow (excluding
   financing activities)     $     1,625    $    (1,321)    $   (3,911)

The positive trends in our financial results have been achieved through the successful implementation of our high margin business model, greater management focus, the out-sourcing of non-core businesses, disposition of redundant facilities and more efficient research and procurement programs.

We have also shown a continuous improvement in our current ratio (current assets divided by current liabilities), a result achieved by tighter management of our net working capital.

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development (the "Pharmaceuticals Segment") and the supply of proprietary skincare products (the "Skincare Segment") to licensees.

                                                    YEAR ENDED DECEMBER 31,
                                              2001            2000            1999
                                            -------         -------         -------
                                                       ($ IN THOUSANDS)
Income (Loss) from Operations:
Pharmaceuticals:
    Revenues
      Product sales                         $     25       $     782      $   1,301
      Royalties                                1,338             410             --
                                            --------       ---------      ---------
      Total Revenues                           1,363           1,192          1,301
    Cost of sales
    Product Sales                                  2             394            560
    Royalties                                    377             189             --
                                            --------       ---------      ---------
    Total Cost of Sales                          379             583            560
                                            --------       ---------      ---------
    Gross profit                                 984             609            741
    Operating expenses
      Research & Development                     303             753          2,639
      General & Administrative                 3,976           4,206          4,290
      Marketing & Promotion                       --              --            272
      Loss on Impairment of Fixed Assets          --              --          1,407
                                            --------       ---------      ---------
    Total Operating Expenses                   4,279           4,959          8,608
                                            --------       ---------      ---------
    Loss from operations                    $ (3,295)      $  (4,350)     $  (7,867)
                                            --------       ---------      ---------

Skincare:
    Revenues
      Product sales                         $  4,191       $   1,721      $   6,101
      Royalties & License fees                 3,303             846            861
                                            --------       ---------      ---------
    Total Revenues                             7,494           2,567          6,962
    Cost of sales                              1,091             886          2,484
                                            --------       ---------      ---------
    Gross Profit                               6,403           1,681          4,478
    Operating expenses
      Research & Development                      41              68             63
      General & Administrative                 1,030             941          2,134
      Marketing & Promotion                       --              --            118
      Loss on Impairment of Fixed Assets          --              --            115
                                            --------       ---------      ---------
    Total Operating Expenses                   1,071           1,009          2,430
                                            --------       ---------      ---------
    Income from operations                     5,332             672          2,048
                                            --------       ---------      ---------

Total income (loss) from operations         $  2,037       $  (3,678)     $  (5,819)

                                            --------      - --------      ---------

                                              2001            2000            1999
                                            --------       ---------      ----------
                                                       ($ IN THOUSANDS)
Overall income (loss) Before Taxation:

Pharmaceuticals:
    Loss from operations                    $ (3,295)      $  (4,350)     $  (7,867)
    Interest income                               30              46             82
    Interest (expense) including
    amortization of Debt discount             (1,558)         (2,001)        (1,442)
    Other expense including
    extraordinary expense                        (62)             (5)        (4,449)
    Change in accounting principle                --           1,038             --
                                            --------       ---------      ---------
Loss before tax                             $ (4,885)      $  (5,272)     $ (13,676)
                                            --------       ---------      ---------

Skincare:
    Income from operations                     5,332             672          2,048
    Interest expense                             (56)            (54)          (234)
                                            --------       ---------      ---------
    Income/(loss) before tax                $  5,276       $     618      $   1,814
                                            --------       ---------      ---------

Total overall income (loss) before taxation $    391       $  (4,654)     $ (11,862)
                                            ========       =========      =========

REVENUES

Our revenues of $8,857,000 for the year ended December 31, 2001 comprised $25,000 from the sale of named patient ED products, $1,338,000 of royalties earned from Signet's sales of monoclonal antibodies, and $3,303,000 from royalties payable on third party sales and $4,191,000 from the sale of skincare products.

Our revenues of $3,759,000 for the year ended December 31, 2000 comprised $76,000 from the sale of named patient ED products, $706,000 from the sale of monoclonal antibodies and $410,000 of royalties earned from Signet's sales of monoclonal antibodies, and $846,000 from royalties payable on third party sales and $1,721,000 from the sale of skincare products.

Our revenues of $8,263,000 for the year ended December 31, 1999 comprised $259,000 from the sale of named patient ED products, $1,042,000 from the sale of monoclonal antibodies, and $861,000 from royalties payable on third party sales and $6,101,000 from the sale of skincare products.

On June 15, 2000, we entered into a license and royalty agreement with Revlon for Kinetin in the mass market, excluding certain Asian countries. In exchange for these rights we received a non-refundable license fee of $3,000,000. In connection with this licensing arrangement we issued to Revlon one million warrants to purchase our Ordinary shares at a price of $6 per share. The fair value of the warrants which amounted to $762,000 was deducted from the license fee received and the balance of the fee was recorded as deferred income which will be recognized over the life of the Kinetin patent.

The overall revenue increase of 136% for the year ended December 31, 2001 compared to the year ended December 31, 2000 was represented by an increase in skincare sales of 192% and an increase in pharmaceutical sales, comprising named patient sales and monoclonal antibodies revenues of 14.3%.

The 14.3% increase in pharmaceutical revenues was due to an increase in volume resulting from the sub-licensing of these products to Signet in August 2000. The sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimer's Disease, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 192% increase in skincare revenues was due mainly to increased Kinetin-based product sales to our licensees for whom we supply products, and royalty income from licensees, particularly with Revlon and ICN. Revlon's Almay Kinetin Skincare launch was successful in the U.S. and certain overseas markets, and is supported by major regional and national television and print advertising and promotional campaigns pursuant to Revlon's contractual obligations to Senetek.

The overall revenue decrease of 54.5% for the year ended December 31, 2000 compared to the year ended December 31, 1999 was represented by a decrease in skincare revenues of 63.1% and a decrease in pharmaceutical revenues, comprising named patient sales and monoclonal antibodies revenues of 8.4%.

The 8.4% decrease in pharmaceutical revenues was due to a decrease in sales volume. The sales of monoclonal antibodies, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 63.1% decrease in skincare revenues was mainly due to decreased sales of products to ICN. ICN reduced its inventory position throughout 2000 but maintained its sales to third party customers. We also experienced a decrease in revenues as a result of licensing our Mill Creek and Silver Fox products to USITC, but such revenue was replaced with high margin royalties under the USITC licensing agreement. Partially offsetting these decreases were skincare sales to OMP which commenced in the first half of 2000.

Substantially all of the Company's current revenue base is derived from license fees on its patented Kinetin cosmetic ingredient, which are being amortized into income over the terms of the licenses, and revenues on licensees' sale of such licensed products. In addition, part of current revenues reflect the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the Foundation under the terms of the Company's license agreement with it. If the Company's patents on Kinetin were successfully challenged and the Company's Kinetin licensees sought to terminate their licenses, the Company's revenue stream would be substantially curtailed, and if the Foundation's patents were successfully challenged or the Foundation failed to renew its license with the Company in 2005 for the cell lines covered by the original license, the Company's sublicense with Signet would yield substantially reduced revenues. Additionally, the Company's present revenue stream is tied to its licensees' sales of licensed product and accordingly is relatively fixed by supply of product to meet consumer demand. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its biopharmaceutical products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company's capital resources might be inadequate to fund its capital needs, as described below.

COST OF SALES

Cost of goods sold for the year ended December 31, 2001, which includes contract manufacturing and material costs, was $1,470,000, up 0.1% from the year ended December 31, 2000, despite a 136% increase in revenues. Cost of goods sold as a percentage of sales was 17% for the year ended December 31, 2001 compared to 39% for the year ended December 31, 2000 and 37% for the year ended December 31, 1999.

The cost of goods sold expressed as a percentage of net revenues decrease is due mainly to the recognition of increased royalties income from Revlon, ICN, The Body Shop, and Med Beauty for which there are no associated costs.

In the "Pharmaceutical Sector", cost of goods sold for the year ended December 31, 2001 was $379,000, a decrease of 35.0% from $583,000 for the year ended December 31, 2000. This reduction was due mainly to out-licensing arrangements that replaced product sales with royalty income.

In the "Skincare Sector", cost of goods sold for the year ended December 31, 2001 was $1,091,000, an increase of 23.1% from $886,000 for the year ended December 31, 2000 but as a percentage of net revenue cost of goods decreased to 14.7% in 2001 compared to 34.5% in 2000, reflecting an increasing ratio of royalty revenues to product sales revenues. There was an increase in product sales by ICN which caused an increase in cost of sales.

RESEARCH AND DEVELOPMENT

Pharmaceutical Division

Research and development expenses in the year ended December 31, 2001 were $303,000, compared with $753,000 and $2,639,000 in 2000 and 1999, respectively.

The decrease of $450,000 in 2001 compared with 2000 was primarily due to the reduction in expenditures resulting from improved efficiencies in our research and development programs and decreased spending for the development of Invicorp and Adrenaject. We expect future research and development spending to increase as we bring these products to market, however, a proportion of our research and development expenses are absorbed by our commercial partners.

The decrease of $1,886,000 in 2000 compared with 1999 was primarily due to a reduction in expenditures resulting from improved efficiencies in our research and development programs and decreased spending for the development of Invicorp and Adrenaject as both projects approached final stages of development. We also experienced a full year of savings versus five months of savings in 1999 arising from the closure of our St. Louis research and development operations in August 1999.

Skincare Division

Research and development expenses in the year ended December 31, 2001 were $41,000 compared with $68,000 and $63,000 in 2000 and 1999, respectively.

The decrease of $27,000 in 2001 compared with 2000 is mainly due to reduced expenditures resulting from the shifting of responsibility for regulatory filings, product testing and formulation development to our commercial partners.

The increase of $5,000 in 2000 compared with 1999 has no significance as we continued with formulation development on our Kinetin products in 2000 at similar levels compared to 1999.

GENERAL AND ADMINISTRATIVE

Pharmaceutical Division

General and administrative expenses totaled $3,976,000 for 2001, compared with $4,206,000 and $4,290,000 for 2000 and 1999, respectively.

The decrease of $230,000 in 2001 compared to 2000 was mainly due to more efficient spending programs and the elimination of non-essential administration activities.

The decrease of $84,000 in 2000 compared to 1999 was primarily due to a change in accounting principle regarding stock compensation expense for non-executive directors who are elected by shareholders at the Annual General Meeting. This was offset by increased legal expenses, the negotiation of additional commercial agreements and the development of a rigorous patent and trademark strategy to protect our key intellectual property. Also, a one-time credit of $840,000 was recorded in the third quarter of 1999 for the cancellation of unvested stock compensation accruals relating to prior management.

Skincare Division

General and administrative costs for the year ended December 31, 2001 were $1,030,000, compared with $941,000 and $2,134,000 for 2000 and 1999, respectively.

The increase of $89,000 in 2001 compared to 2000 was mainly due to increased legal expenses in connection with the OMP lawsuit.

The decrease of $1,193,000 in 2000 compared to 1999 was mainly due to a reduction in costs arising from the licensing of our skincare product lines and the establishment of substantial bad debt provisions amounting to $582,000 during the fourth quarter of 1999.

MARKETING AND PROMOTION

Pharmaceutical Division

We incurred no marketing and promotion expenses for 2001 and 2000, compared with $272,000 for 1999. The $272,000 decrease in 2000 compared to 1999 is due to the elimination of marketing expenditures associated with the development of the monoclonal antibody operation, now marketed under third party license agreement.

Skincare Division

We incurred no marketing and promotion expenses for 2001 and 2000, compared with $118,000 for 1999.

The decrease of $118,000 in 2000 compared to 1999 is due to the elimination of marketing expenditures as all non-core consumer product lines were under third party licensing arrangements.

IMPAIRMENT COSTS

In December 1999, we abandoned certain fixed assets. As a result of this abandonment, we recorded an impairment loss of $1,522,000. The assets written down comprised of assets in progress associated with the Reliaject development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

OTHER INCOME AND EXPENSE

April 1999 Refinancing
----------------------

In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement with Windsor Capital, in exchange for new notes with Silver Creek Investments Limited, Dandelion Investments Limited, Bomoseen Investments Limited and Elstree Holdings Limited, bearing interest at 8% per annum and originally maturing in April 2002. The notes require semi-annual payment of interest only until maturity and are secured by all of the Company's assets. Interest may be paid in cash or in Ordinary shares of the Company.

In connection with the April 1999 re-financing, the Company issued Series A warrants to purchase an aggregate of 738,857 Ordinary shares at $1.50 per share. The exercise price of the Series A warrants was adjusted down to $1.20 on June 30, 1999, in accordance with certain terms of the agreement under which they were issued. Series B and C warrants to purchase approximately 3.3 million and
1.2 million Ordinary shares at $1.50 and $2.00 per share were issued in connection with the two loan notes in April 1999. The Series B and Series C warrants expire 10 years from the date of issuance.

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

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the Series C warrants were included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

June 2001 Refinancing
---------------------

On June 20, 2001, the Company and its lenders amended their borrowing arrangement, whereby, the maturity of these notes was extended until April 2004. A transaction fee amounting to 5% of the principal amount outstanding on these notes paid to Scorpion Holdings in Ordinary shares worth $369,000 and legal costs of $113,000 were incurred to effect this transaction. In connection with this amendment, the terms of the warrants were also amended. The expiration date of the Series A warrants was extended to ten years from the date of issuance and the exercise price was adjusted to $1.00 per share. The exercise price of the Series B and Series C warrants have been adjusted to $1.25 and $1.00 respectively.

Because substantially all of the Company's borrowings are from a single source which has substantial control over the Company's ability to incur additional debt or dispose of assets, substantially all of which are pledged as security for the Company's borrowings, in the event that the Company is unable to fund through its operating cash flow continued product development and governmental marketing approvals of its pharmaceutical products or such unbudgeted expenses as the defense of its position in patent litigation, it would currently be dependent upon this source for additional funding, and if it were unable to arrange for funding upon acceptable terms, the Company's business could be materially adversely affected.

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms as defined by EITF 96-19, the Company is required to recognize the excess of the sum of the fair value of the modified notes and the fair value assigned to the warrant modification as compared to the carrying value of the previous notes net of unamortized issuance costs, as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded in 2001.

The amortization of the discount on the notes amounted to $1,095,000 for the year ended December 31, 2001 compared to $1,326,000 and $1,131,000 for the years ended December 31, 2000 and December 31, 1999 respectively.

Also, included in other expense for the year ended December 31, 2001 is $519,000 of external interest expense on the notes payable of $7,389,000 compared with $665,000 and $526,000 for the years ended December 31, 2000 and 1999.

In April 1999 the Company entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms required the issuance of 2,300,000 Series A warrants and 625,000 new Ordinary shares. Accordingly the Company recorded $2,718,000 of expense in the second quarter of 1999 based on the fair value of the warrants and shares issued in connection with the settlement.

CHANGE IN ACCOUNTING PRINCIPLE

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination.

In accordance with FIN 44, which became effective July 2, 2000 we have changed our accounting principles for the recognition of stock compensation expense for non-compensatory stock option awards to non-executive directors all of whom retire by rotation and can stand for re-election at our shareholder Annual General Meeting. We have included our non-executive directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in net income of the period of the change. This change in accounting principle has decreased the net loss in 2000 by $1,038,000.

TAXATION

Refer to Note 14 to the Financial Statements for discussion of our net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $986,000 during 2001 to $1,814,000. This increase is due to sharply increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition we have increased our current ratio to 2.26, a substantial improvement from 1.03 as of December 31, 2000.

We are encouraged by our performance and are budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending are expected to yield better financial results. We expect better financial performance to fund our increased research and development budget for 2002, which is estimated at $1 million. However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants.

                                  2001            2000            1999
                                ------          ------          ------
                                          ($ IN THOUSANDS)

Revenues                     $     8,857    $     3,759     $    8,263
 % improvement                     135.6          (54.5)

Operating Income (loss)      $     2,037    $    (3,678)    $   (5,819)

Net Income (Loss)            $       385    $    (4,654)    $  (11,862)

Current ratio                       2.26           1.03           0.97
 % improvement                     119.4            6.2

Total Cash Flow (excluding
   financing activities)     $     1,625    $    (1,321)    $   (3,911)

These results have been largely achieved through the successful implementation of our business model, greater management focus, the out-sourcing of non-core businesses and more efficient research and procurement programs.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and are due and payable in full in April 2002. On June 20, 2001 under an amendment to the Securities Purchase agreement the maturity of these notes was extended to April 2004. A transaction fee amounting to 5% of the principal amount outstanding was paid to Scorpion Holdings in Ordinary shares with respect to this transaction. The notes require semi annual payment of interest only until maturity and are secured by our assets. Interest may be paid in cash or in Ordinary shares of Senetek.

The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash (less expenses) and refinancing of $2,389,000 of our previously outstanding debt. We also issued Series A, Series B and Series C warrants to purchase Ordinary shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, other lenders who advance up to an additional $7,611,430 may share in the collateral securing the notes described above on pari passu basis with the existing note holders.

On June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum, is secured by the intellectual property rights of the Company and expires on June 20, 2002. A transaction fee of 5% is payable only on draw downs of the line of credit and may be paid in cash or in Ordinary shares of the Company. If any balance on the line of credit remains unpaid upon maturity, the lender may convert all or any portion of outstanding principal and interest at a purchase price equal to 85% times an average share price as defined in the agreement. As of December 31, 2001, the Company has not utilized this credit facility.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases.

We anticipate spending approximately $1 million during 2002 on the development of our pharmaceutical and skincare products, including our auto-injector projects, and on our administrative and marketing operations. We also expect to receive from OMP Inc. additional milestone payments if certain conditions in the settlement agreement dated January 27, 2002 are met. Although we expect to generate increased revenues from existing and new licensees of our skincare product lines, net royalties retained on sales of monoclonal antibodies and revenues from sales of the Invicorp product to customers in countries where we have existing Marketing Authorization Approvals should be sufficient to meet our short term financial requirements although there can be no assurance of this.

As of December 31, 2001 we had approximately $2.6 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. Invicorp is currently approved in three countries in Reliaject and ampoule format and we have solved all outstanding manufacturing issues. We are presently negotiating with a potential marketing partner a licensing arrangement for Invicorp in Europe. We are also developing an alternative plan for marketing and distributing Invicorp on our own. We will ultimately be making a decision on the expected financial outcomes of the two scenarios. Although these discussions may lead to a license agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreement, which could result in a write down of all the carrying value of this asset. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

GOVERNMENT POLICY

It is our opinion that there are no aspects of government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of our business, except as generally described in Part I, Item 1, of this Form 10-K under the heading "Government Regulation."

IMPACT OF INFLATION

We believe that inflation has not had any material effect on the results of our operations to date.

FOREIGN CURRENCIES

We have operations in the United Kingdom, where the functional currency is the pound sterling. We follow currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of the UK operation are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of the UK operation are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of the UK operation are not included in determining net income but are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the pound sterling exchange rate.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission requested that all registrants list their three to five most "critical accounting policies" in the Management's Discussion and Analyses of Financial Condition and Results of Operations. The Securities and exchange Commission indicated a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in Item 14 of this Form 10-K. We believe that the following accounting policies fit the definition of critical accounting policies.

REVENUE RECOGNITION

Revenue from the sale of the Company's skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company's customers and is stated at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company's skincare licensees and its monoclonal antibody licensee are recognized based on estimates that approximate the point products have been sold by the licensees. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management's estimates.

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

We assess the impairment of goodwill and other long-lived assets such as property and equipment whenever events or changes in circumstances indicate that the carrying value may not recoverable. Factors we consider important which could trigger an impairment review include the following:
   o Significant underperformance relative to expected historical or projected future operating results;
   o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
   o Significant negative industry or economic trends.
When we determine that the carrying value of goodwill and other long-lived assets and property and equipment may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. On January 1, 2002, Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective, and as a result, we will cease to amortize this goodwill. We have recorded approximately $133,332 of goodwill amortization during 2001 and would have recorded $133,332 in goodwill amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We do not expect to record and impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

INCOME TAXES

As a result of our historical losses, we have significant deferred tax assets that could be utilized if we generate future taxable income and are required to pay income taxes. However, pursuant to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryover may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. We have not determined if such a change in ownership has occurred or the amount of the loss carryover limitation, if any. We believe that our current business model will ultimately lead to sustained profitability and that the deferred tax asset will have value, but due to our lack of profitable historical operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our entire deferred tax asset. Should our operating results and analysis of "change in ownership" provisions indicate that our profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, we will immediately reverse a portion of our valuation allowance. Subsequent provisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a "change in ownership" does not limit those losses.

CONTRACTUAL OBLIGATIONS

The Company has contractual obligations to make future payments under its long-term note and non-cancelable lease agreements. The following table sets forth these contractual obligations:

(in thousands)
----------------------------------------------------------------------------------------------------------------------
                     2002          2003          2004          2005          2006          Thereafter      Total
----------------------------------------------------------------------------------------------------------------------
Notes payable        -             -             $7,389        -             -             -               $7,389
----------------------------------------------------------------------------------------------------------------------
Minimum rental       387           298           310           312           312           338             1,957
commitments
----------------------------------------------------------------------------------------------------------------------

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying of amount of goodwill is $1,308,000. Amortization expense during the year ended December 31, 2001 was $133,000. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The impact of adoption of the new standards will not have a material impact on the results of operations or financial position of Senetek.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We do not expect this statement to have a material impact on our financial position or results of operations upon adoption on January 1, 2002.

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

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                   PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We currently have six Directors.

                                                                       Director
Name                                  Position with Company             Since   Age
----                          --------------------------------------   -------  ---

Frank J. Massino.......       Chairman of the Board of Directors and     1998    54
                              Chief Executive Officer
Steven Georgiev...........    Director                                   1997    67
Uwe Thieme................    Director                                   1998    60
Andreas Tobler............    Director                                   1998    51
Franklin Pass.............    Director (appointed February 20, 2002)     2002    65
Wade Nichols..............    Director (appointed February 20, 2002)     2002    59

Mr. Massino became Chairman and Chief Executive Officer of Senetek PLC in November 1998. Prior to becoming Chairman and Chief Executive Officer of Senetek, Mr. Massino served as President of Carme Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo, Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused us soundly on our core competencies. During his career, Mr. Massino has successfully negotiated more than 40 licensing agreements with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982 was named "Division Manager of the Year." While at Ortho, Mr. Massino was involved in the development of Renova, which in 1995, was also approved for anti-aging applications under the Renova trademark, and directed major product launches for Senetek. As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $60 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions. Mr. Massino holds a degree in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is highly experienced in drug delivery technology and holds a patent on a drug delivery device. He is an active member of the Licensing Executives Society.

Steven Georgiev was appointed a director in February 1997. From 1993 to 1997 he was Chairman of the Board of Directors and Chief Executive Officer of Palomar Medical Technologies Inc. He became Chairman of the Board of Directors of Palomar in September 1991 after its merger with Dymed. Mr. Georgiev is also Chairman of Argo Corporate Partners, Inc. and a director of Excel Technology Inc., a public company. Previously he was Chairman of the Board of Dynatrend, Inc., which he co-founded in 1972 and which was later acquired by EG&G Inc., a company listed on the New York Stock Exchange. He has a Bachelor of Science in Engineering Physics from Cornell University and a Master of Science in Management from the Massachusetts Institute of Technology (Sloan Fellow).

Andreas O. Tobler was appointed a director in November 1998. Mr. Tobler is a Principal of Technology Brain Source GmbH, a Swiss-based financial & technology advisory company. He is also Chairman of Online Capital Group, Inc., a US/Swiss based financial services company. From 2000 to January 2002, Mr. Tobler acted as CEO of Mediphore-Biotechnologie AG, an Austrian based biotechnology company. Previously Mr. Tobler held senior positions at Cornerstone Financial Corporation, New York (1996 - 1998) and Nextgen Communications Corp. (1991 -
1996). Mr. Tobler's past experience also includes Managing Partner, Royal Trust Bank (Switzerland), Zurich (1988-1991); Vice President and Head of Corporate Finance Citibank, Zurich (1987-1988); and Vice President and Head of Capital Markets, Credit Suisse, New York (1982-1987). Mr. Tobler has a law degree from the University of Zurich and a Master's degree from New York University.

Dr.Uwe Thieme was appointed a director in April 1998. He qualified as a Doctor of Medicine at the University of Gottingen in 1968 and became a Board Certified Radiologist in 1975. He currently practices as a senior partner in a private Radiology practice and is a Board Member of the German Radiology Association ("GRA") and the German Radiology Science Association ("GRSA"). He is a member of the management advisory committee for the GRSA's 8.1 billion Deutsche Mark pension fund. Until recently he has held the positions of Deputy Mayor of the City of Goslar and Deputy Governor of the County of Goslar, Germany. Since November, 2001 Dr. Thieme has served as the President of the City Council of Goslar, Germany.

Dr. Franklin Pass is Vice Chairman of Antares Pharma, Inc., which develops and markets pharmaceutical delivery systems, and is Senior Advisor at Cherry Tree Development LLC, a Minnesota-based investment banking group. Previously, Dr. Pass was Chairman and CEO of Antares Pharma, Inc., BioSeeds International, Ltd., and Molecular Genetics, Inc. (MGI Pharma, Inc.), which he co-founded. He has served as Director of the American Academy of Dermatology, Director of Dermatology at the Albert Einstein College of Medicine, and Clinical Professor at the University of Minnesota, Department of Dermatology. He received his medical degree from the University of Minnesota, School of Medicine.

Mr. Wade Nichols served as Chief Administrative Officer and prior to that as General Counsel of Revlon, Inc. During his 23 years at Revlon, he oversaw the acquisition of major cosmetics businesses as well as major public and private pharmaceutical, vision care and medical diagnostic companies, which combined with existing business units, created the Revlon Health Care Group, that by the mid 1980s accounted for more than half of Revlon's corporate sales and two-thirds of corporate profits. He is a graduate of Yale College and Columbia Law School.

Board Meetings, Committees and Compensation

Our Board of Directors met 8 times in 2001. Each Director attended 75% or more of the total number of meetings, with the exception of Dr. Thieme, who attended 63% of the total number of meetings.

During 2001, the Compensation Committee consisted of Mr. Tobler (Chairman), Mr. Georgiev and Dr.Thieme. The Compensation Committee reviews and authorizes salaries and other matters relating to compensation including the grant of options for the principal officers of Senetek and its subsidiaries, subject subsequently to Board approval.

During 2001, the Audit Committee consisting of Mr. Tobler (Chairman), Mr. Georgiev and Dr. Thieme. The duties of the Audit Committee comprise, among other things, assessing our financial reporting process and internal controls, reviewing the independence of our public accountants, and monitoring lines of communication between directors, financial management and our independent accountants.

During 2001, Directors did not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not our employees are reimbursed for attendance and out-of-pocket expenses incurred in their capacity as members of the Board of Directors.

We have retained certain Directors from time to time to provide consulting services in their areas of expertise. When these services are performed the Directors receive $1,250 per day. Commencing in February 2002, we created a special task force to address key strategic issues and plan for future development. Directors were paid $10,000 per month for these consulting services. Such payments are expected to end in May 2002.

We maintain stock option plans for employees, including Directors, and non-executive Directors and our consultants, as described under "Stock Option Plans" below.

Executive Officers

Frank J. Massino, Chairman and Chief Executive Officer (see above).

Stewart Slade is Vice President European Operations, Company Secretary and Acting Principal Financial Officer. From 1991 until 1997 he served as Financial Director of European Operations at DiverseyLever Limited, a business unit of Unilever. Mr. Slade was involved in the strategic planning of the European supply chain, the implementation of corporate change initiatives and the introduction of key performance indicators in the supply chain and financial reporting processes. From 1986 until 1991 he was Financial Director of DuBois Chemicals Limited a subsidiary of Chemed Corporation. Prior to Chemed Mr. Slade served with Colgate Palmolive for six years, including the position of Financial Controller for the Eastern Caribbean region. Prior to Colgate Palmolive he was an auditor with Coopers & Lybrand in London. Earlier in his career Mr. Slade was in research and development as a biochemist with the Smith Kline Corporation. Mr. Slade holds a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accountants in England and Wales.

ITEM 11--EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Chief Executive Officer, and one executive officer of Senetek.

                                                             Annual         Long-Term
                                                          Compensation    Compensation
                                                      ------------------- ------------
                                             Fiscal                                         All Other
   Name and Principal Position                Year     Salary       Bonus   Options/(1)/  Compensation
   ---------------------------               ------   ---------     -----  -----------    ------------

   Frank Massino..........................    2001    250,000     $ 50,000          --        $12,000 /(3)/
    Chairman and Chief Executive Officer      2000    250,000           --   1,250,000        $76,963 /(2)/
                                              1999    250,000      $50,000     800,000        $12,000 /(3)/

   Stewart Slade..........................    2001    116,580           --          --           --
    Vice President European Operations        2000    116,580           --     110,000           --
    Acting Principal Financial Officer        1999    105,950/(3)/      --      50,000           --
    and Company Secretary

/(1)/ Options entitle the grantee to purchase Ordinary shares from Senetek.
      There is no public trading market for our Ordinary shares, although there is a trading market in the United States for Ordinary shares represented by American Depositary shares. Any subsequent conversion from Ordinary shares into American Depositary shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Revenue Reserve Stamp Duty at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.03 or $0.02 per Ordinary share converted into an ADR, to The Bank of New York, the US Depositary for such conversion.

/(2)/ Payment for accrued but unused vacation.

/(3)/ Car allowance.

Employment Contracts

We have entered into an employment agreement with Mr. Massino. Mr. Massino has an employment contract with an effective term from November 1, 1998 until December 31, 2006. The contract provides for a salary of $250,000 per annum and an automobile allowance of $1,000 per month.

STOCK OPTION PLANS

We have two stock option plans pursuant to which options to purchase our Ordinary shares may be granted. The first plan relates to the grant of options to employees, including employee Directors, and officers of Senetek. The second plan relates to the grant of options to non-executive (non-employee) Directors and consultants. In both cases, the exercise price of these options may not be less than the fair market value of American Depositary share representing one of our Ordinary shares on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

None.

  Aggregated Option Exercise During 2001 And Fiscal Year-end Option Values
  ------------------------------------------------------------------------

                                                         Number of Securities
-----------------------------------------------------------------------------
                                                        Underlying Unexercised           Value of Unexercised
-------------------------------------------------------------------------------------------------------------
                      Shares                             Options at Fiscal               In-the-Money Option at
---------------------------------------------------------------------------------------------------------------
                     Acquired on     Value                Year-Ended 2001                 Fiscal Year-End 2001
--------------------------------------------------------------------------------------------------------------
Name                  Exercise       Realized($)     Exercisable     Unexercisable    Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------
F. Massino................. ---        ---            1,637,500         1,087,500         ---                ---
----------------------------------------------------------------------------------------------------------------
S. Slade................... ---        ---               82,500           117,500         ---                ---
----------------------------------------------------------------------------------------------------------------

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of Senetek or any of its subsidiaries.

Security Ownership

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Senetek's outstanding Ordinary shares as of December 31, 2001 by each of Senetek's Directors, who is a stockholder; (ii) our Chief
Executive Officer; (iii) our other executive officers currently in office; (v) all executive officers and directors of Senetek as a group; and (vi) each person believed by Senetek to own beneficially more than 5% of our outstanding Ordinary shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our Directors and executive officers is that of Senetek.

                                                   Number of
                                                     Shares         Percentage
                                                  Beneficially          of
   Name of Beneficial Owner                         Owned/(1)/         Class/(1)/
   ------------------------                       ------------      ----------

   Frank J. Massino..............................1,678,800  /(2)/      2.8%
   Steven Georgiev...............................  530,000  /(2)/       *
   Uwe Thieme....................................  230,000  /(2)/       *
   Andreas Tobler................................  620,000  /(2)/      1.0
   Stewart Slade.................................  114,000  /(2)/       *
   Franklin Pass                                       --              --
   Wade Nichols                                        --              --
   All Directors and Executive Officers as a
    group (7 persons)............................3,172,800             5.3%

----------
* Less than one percent

/(1)/ For purposes of this table, a person or a group of persons is deemed to have "beneficial ownership" as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

/(2)/ Includes the following number of shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of December 31, 2001: Mr. Massino: 1,637,500 ; Mr.
      Georgiev: 530,000; Dr. Thieme: 230,000 ; Mr. Tobler: 620,000 ; Mr. Slade:
      110,000

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the United States Securities Exchange Act of 1934, Senetek's Directors, executive officers and any persons holding more than 10% of our equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To our knowledge, based solely on materials provided and representation made to us, for the fiscal year ended December 31, 2001, all reports required by Section 16(a) were filed on a timely basis.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation--Employment Contracts" for a description of certain relationships.

During 2001, Directors did not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors who are not our employees are reimbursed for attendance and out-of-pocket expenses incurred in their capacity as members of the Board of Directors.

Certain Directors have been retained from time to time to provide consulting services in their areas of expertise. When these services are performed the Directors receive $1,250 per day. Commencing in February 2002, we created a special task force to address key strategic issues and plan for future development. Directors were paid $10,000 per month for these consulting services. Such payments are expected to end in May 2002.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Item 8:

                                                                            Page
                                                                            ----

        Reports of Independent Auditors                                     F-2
        Consolidated Balance Sheet as of December 31, 2001 and 2000         F-3
        Consolidated Statement of Operations for the Years Ended            F-4
        December 31, 2001, 2000 and 1999
        Consolidated Statement of Stockholders' (Deficit)/Equity for
        the Years Ended December 31, 2001, 2000, and 1999                   F-5
        Consolidated Statement of Cash Flows for the Years Ended            F-6
        December 31, 2001, 2000 and 1999
        Notes to Consolidated Financial Statements                          F-7 to F-26

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

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.18 Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.19 Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.20 Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.21 Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.22 Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.23 Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.24 Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.25 Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.26 Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.27 Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.28 Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.30 Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

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

10.34 First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and certain the various purchasers designated in the agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35 Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36 Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37 Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38 Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39 Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40 First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41 First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42 First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

        Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 10.43 First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

         Filed as an exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

 10.44 First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

         Filed as an exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

 10.45 Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

         Filed as an exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

 10.46 Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

         Filed as an exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

 10.47 Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

         Filed as an exhibit to Registrant's Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

*10.48 Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

*10.49 License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

*10.50 License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

*10.51 Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

 10.52 Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

*10.53 Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

*10.54 First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

 21      Subsidiaries of Senetek PLC.

 23      Consent of Independent Auditors, refer to page F-2.

 24      Power of Attorney.

         Included on the signature page to this Annual Report on Form 10-K.
------------
* Confidential treatment has been requested as to certain portions of those exhibits.

(b)     Reports on Form 8-K

        None

(c)     Exhibits.

        We have filed as part of this Report on Form 10-K the exhibits in Item 14(a)(3) as set forth above.

(d)     Financial Statement Schedules.

        See Item 14(a)(2) of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 1st day of April, 2002.

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

           SIGNATURE                          TITLE                  DATE
           ---------                          -----                  ----

      /s/ F. J. Massino           Chairman of the Board          April 1, 2002
-------------------------------   and Chief Executive Officer
Frank J. Massino                  (Principal Executive Officer)

      /s/ S. W. Slade             Acting Principal Financial     April 1, 2002
-------------------------------   and Accounting Officer
Stewart W. Slade

      /s/ A. Tobler               Director                       April 1, 2002
-------------------------------
A. Tobler

      /s/ U. Thieme               Director                       April 1, 2002
-------------------------------
U. Thieme

      /s/ S. Georgiev             Director                       April 1, 2002
-------------------------------
S. Georgiev

     /s/  F. Pass                 Director                       April 1, 2002
-------------------------------
F. Pass

     /s/  W. Nichols              Director                       April 1, 2002
-------------------------------
W. Nichols

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets                                              F-3
December 31, 2001 and 2000

Consolidated Statements of Operations                                    F-4
for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' (Deficit)/Equity                F-5
for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows                                    F-6
for the years ended December 31, 2001, 2000 and 1999

Notes to the Consolidated Financial Statements                       F-7 to F-25

Schedule II - Valuation and Qualifying Accounts                         F-26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and
Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC's management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

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

As discussed in Note 2q to the financial statements, the Company changed its method of accounting for equity awards granted to its Board of Directors in the year ended December 31, 2000.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II presents fairly in all material respects the information set forth therein.

                                              /s/ BDO SEIDMAN, LLP
                                                  BDO SEIDMAN, LLP

San Francisco, California
March 5, 2002

                                   SENETEK PLC

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                           -----------------------------------

                                                                                  2001                   2000
                                                                           -------------         -------------
                                                                          ($ in thousands, except share amounts)

ASSETS (Note 10)
    Cash and Cash Equivalents                                              $       1,814         $         828
    Trade Receivables
      (net of allowance for doubtful accounts
      of $127,000 in 2001 & $885,000 in 2000)(Note 3)                              1,892                 1,154
    Non-trade Receivables
      (net of provisions of $136,000 in 2001 and 2000)(Note 4)                        62                    48
    Employee Receivables                                                              --                    10
    Inventory
      (net of provision of $72,000 in 2001 and $92,000 in 2000)(Note 5)              312                   596
    Prepaids and Deposits                                                            122                   180
                                                                           -------------         -------------
Total Current Assets                                                               4,202                 2,816

    Property & Equipment - net (Note 6)                                            3,299                 3,748
    Goodwill - net (Note 7)                                                        1,308                 1,441

                                                                           -------------         -------------
Total Assets                                                                       8,809                 8,005
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts Payable                                                                 962                 1,378
    Accrued Liabilities (Note 8)                                                     873                   804
    Short Term Debt (Note 6)                                                          20                   546
                                                                           -------------         -------------
    Total Current Liabilities                                                      1,855                 2,728
                                                                           -------------         -------------

Long Term Liabilities

    Notes Payable, net of discount of $1,982,000 in 2001                           5,407                 5,846
    and $1,543,000 in 2000 (Note 10)
    Deferred License Fees (Note 2e)                                                2,937                 3,154

Commitments and Contingencies (Note 16)                                               --                    --

Stockholders' Deficit
    Ordinary shares Authorized shares:
      $0.08 (5 pence) par value: 100,000,000
      Issued and Outstanding shares 2001: 59,052,153
      (2000: 58,432,517)                                                           4,763                 4,720
    Share Premium                                                                 81,926                80,018
    Accumulated Deficit                                                          (88,099)              (88,484)
    Accumulated other comprehensive income -- currency translation                    20                    23
                                                                           -------------         -------------
    Total Stockholders' Deficit                                                   (1,390)               (3,723)
                                                                           -------------         -------------
Total Liabilities and Stockholders' Deficit                                $       8,809         $       8,005
                                                                           =============         =============

See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                               ------------------------------------------
                                                 2001             2000              1999
                                               --------         --------         --------
                                               ($ IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue
    Product Sales                              $  3,896        $   2,503         $  7,402
    Royalties & Licensing Fees                    4,961            1,256              861
                                               --------        ---------         --------
     Total Revenue                                8,857            3,759            8,263

    Cost of Sales - Products                      1,093            1,280            3,044
                  - Royalties & Licensing           377              189               --
                                                -------         ---------         --------
     Total Cost of Sales                          1,470            1,469            3,044
                                                -------         ---------         --------

    Gross Profit                                  7,387            2,290            5,219
                                               --------        ---------         --------
Operating Expenses:
    Research & Development                          344              821            2,702
    General & Administrative                      5,006            5,147            6,424
    Marketing & Promotion                            --               --              390
    Loss on Impairment of Property
       & Equipment (Note 6)                          --               --            1,522
                                               --------        ---------         --------
Total Operating Expenses                          5,350            5,968           11,038
                                               --------        ---------         --------
Income (Loss) from Operations                     2,037           (3,678)          (5,819)

Interest Income                                      30               46               82
Other (Expense) net                                (62)              (5)             (74)
Settlement Expense (Note 10)                         --               --           (2,718)
Interest Expense (including amortization
   of discount)                                  (1,614)          (2,055)          (1,676)
                                               --------        ---------         --------
Income(Loss)before income taxes extraordinary
   loss on extinguishment of debt and change
   in accounting principle                          391           (5,692)         (10,205)

Provision for income taxes                            6               --               --
                                              ---------        ---------         --------
Income(Loss) before extraordinary loss on
   extinguishment of debt and change
   in accounting principle                          385           (5,692)         (10,205)

Extraordinary loss on
   extinguishment of debt (Note 10)                  --               --           (1,657)

Cumulative effect of change in accounting
   principle (Note 2(q))                             --            1,038               --
                                               --------        ---------         --------
Net Income(Loss)available to                   $    385       $   (4,654)        $(11,862)
   Ordinary shareholders                       ========        =========         ========
Basic and Diluted Income (Loss) before
   extraordinary item and change in accounting
   principle per Ordinary share outstanding    $   0.01       $    (0.10)        $  (0.18)

Basic and Diluted Income (Loss) from
   extinguishment of debt per Ordinary share         --               --            (0.03)
   outstanding

Basic and Diluted Income (Loss) from change
   in accounting principle per Ordinary
   share outstanding                                 --             0.02               --
                                               --------        ---------         --------
Basic and Diluted Income (Loss) per Ordinary
   share outstanding                           $   0.01       $    (0.08)        $  (0.21)
                                               ========        =========         ========
Pro-forma Net Loss if newly adopted accounting
   principle was used in all years - unaudited $     --       $       --         $(11,436)

Pro-forma Basic and Diluted Loss per
   Ordinary Share outstanding - unaudited      $     --       $       --         $  (0.20)

Weighted average Basic Ordinary shares
   Outstanding                                   58,755           58,388           57,562

Weighted average Diluted Ordinary shares
   Outstanding                                   58,805           58,388           57,562

See accompanying notes to consolidated financial statements.

                                  SENETEK PLC

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)/EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                    ($ IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                      Accumulated
                                                                                                      Other
                                                                                                      Comprehensive
                                                                                                      Income-       Net
                                                                            Share      Accumulated    Currency      Stockholders'
                                                    Shares        Amount    Premium    Deficit        Translation   Equity/(Deficit)
                                                    ----------    -------   -------    -----------    -----------   -----------
Balances, January 1, 1999:                          57,215,856    $ 4,625   $  72,292  $   (71,968)   $        50   $     4,999

    Issuance of Ordinary Shares in Private
       Placements                                      801,000         65         974           --             --         1,039
    Warrant Conversions                                 15,000          1          16           --             --            17
    Warrants issued in connection with $5 million
       note, $2.4 million re-finance and April 1999
       settlement agreement                                 --         --       6,072           --             --         6,072

    Options Exercised                                  116,661          6         169           --             --           175
    Stock Options granted                                   --         --          77           --             --            77
    Comprehensive (Loss):
        Net Loss                                            --         --          --      (11,862)            --       (11,862)
        Translation Loss, net of tax                        --         --          --           --             --            --
                                                    ----------    -------   ---------  -----------    -----------   -----------
    Total Comprehensive (Loss)                              --         --          --      (11,862)            --       (11,862)
                                                    ----------    -------   ---------  -----------    -----------   -----------
Balances, December 31, 1999:                        58,148,517    $ 4,697   $  79,600  $   (83,830)   $        50   $       517

   Options Exercised                                   283,600         23         467           --             --           490
     One million warrants issued in connection
        with Revlon Licensing Agreement                     --         --         762           --             --           762
     Fair Value of Options issued to consultants            --         --         227           --             --           227
     Change of Accounting Principle in respect
        of Fair Value of Options issued to Non
        Executive Directors                                 --         --      (1,038)          --             --        (1,038)

     Comprehensive (Loss):
        Net Loss                                            --         --          --       (4,654)                      (4,654)
        Translation Loss                                    --         --          --           --            (27)          (27)
                                                    ----------    -------   ---------  -----------    -----------   -----------
   Total Comprehensive        (Loss)                        --         --          --       (4,654)           (27)       (4,681)
                                                    ----------    -------   ---------  -----------    -----------   -----------
Balances, December 31, 2000                         58,432,117    $ 4,720   $  80,018  $   (88,484)   $        23   $    (3,723)

   Ordinary shares issued as transaction fee
      for first amendment to Securities Purchase
      Agreement ( Notes Payable extension )            341,747         24         345           --             --           369

   Ordinary shares issued for interest
      payment on Notes payable                         278,289         19         277           --             --           296

   Fair value of warrants issued to consultants             --         --         223           --             --           223

   Value of warrant modification granted in
      Consideration for extension of notes payable          --         --       1,063           --             --         1,063

   Comprehensive Income (Loss)
          Net Income                                        --         --          --          385             --           385
          Translation loss, net of tax                      --         --          --           --             (3)           (3)
                                                    ----------    -------   ---------  -----------    -----------   -----------
   Total Comprehensive Income                               --         --          --          385             (3)          382
                                                    ----------    -------   ---------  -----------    -----------   -----------
 Balances, December 31, 2001                        59,052,153    $ 4,763   $  81,926  $   (88,099)   $        20   $    (1,390)
                                                    ==========   ========   =========  ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                       2001            2000            1999
                                                                    --------         --------        --------
                                                                                 ($ IN THOUSANDS)
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income (Loss)                                                   $     385        $ (4,654)       $(11,862)
    Adjustments to reconcile net income (loss) to net cash
    provided (used) by
      Operating activities:
        Depreciation and Amortization                                     624             824             997
        Bad Debt Expense                                                   --             (16)            582
        Loss on Impairment of Assets                                       --              --           1,522
        Stock Option Compensation                                         223             227              77
        Stock Option Compensation - Change in accounting principle         --          (1,038)             --
        Settlement Expense                                                 --              --           2,718
        Loss on Extinguishment of debt                                     --              --           1,657
        Amortization of Discount on notes payable                       1,095           1,200           1,042
        Other                                                              12              --              --

Changes in Assets and Liabilities:
    Trade Receivables                                                    (738)            (29)           (763)
    Non-trade Receivables                                                 (14)            265             153
    Receivable from Employee                                               10             (10)             --
    Inventory                                                             284             (85)            220
    Prepaids                                                               58               3             232
    Accounts Payable and Accrued Liabilities                              (52)         (1,185)            198
    Deferred License Fees                                                (217)          3,373             543
                                                                    ---------        --------        --------
Net Cash Provided (Used) by Operating Activities                    $   1,670        $ (1,125)       $ (2,684)
                                                                    ---------        --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                                          (42)           (196)         (1,227)
                                                                    ---------        --------        --------
Net Cash Used by Investing Activities                               $     (42)       $   (196)       $ (1,227)

                                                                   YEAR ENDED DECEMBER 31,
                                                             2001           2000             1999
                                                           --------       -------           ------
                                                                      ($ IN THOUSANDS)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds of Issuance of Ordinary Shares
   from exercise of Warrants and Options                       --              490            192
Proceeds from issuance of 8% Notes Payable                     --               --          5,000
Principal Payment on Short term debt                         (526)              --             --
Costs of Financing - debt issue costs                        (113)              --           (249)
Short-term Loans and Overdrafts                                --             (154)            --
                                                           ------          -------         ------

Net Cash (Used) Provided by Financing Activities             (639)             336          4,943
                                                          -------          -------         ------

NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       989             (985)         1,032

Cash and Cash Equivalents at the Beginning
   of the year                                                828            1,840            808
Effects of Exchange Rate Changes on Cash                       (3)             (27)            --
                                                          -------          -------         ------

Cash and Cash Equivalents at the End of the Year          $ 1,814              828          1,840
                                                          =======          =======         ======

Supplemental disclosures of cash flow information
        Interest                                          $   591              591            169
        Income Taxes                                      $     6               --             --

Non-cash financing transaction:

In June 2001, the Company issued shares valued at $296,000 to pay accrued interest of the same amount on its notes payable. During 1999 the Company refinanced the $2,389,000 line of credit with a new investment note in a non-cash transaction. At the same time the Company recognized a loss on extinguishment of debt expense and settlement expense related to the issuance of warrants. For a full discussion of the non-cash items relating to the financing and settlement agreements see Note 10.

See accompanying notes to consolidated financial statements

                                  SENETEK PLC

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   1.       ACTIVITIES

Senetek PLC, together with its subsidiaries (the "Company" which may be referred to as "Senetek", "we", "us", or "our"), is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ("SSDT") and Senetek Asia (HK) Limited, corporations formed by Senetek under the laws of Delaware and Hong Kong, respectively, and Carme Cosmeceutical Sciences Inc. ("CCSI"), a Delaware corporation acquired by Senetek in 1995.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments, biopharmaceuticals, currently principally those addressing sexual dysfunction (the "Pharmaceuticals Segment"), and dermatological/skincare compounds principally addressing photoaging and other skincare needs (the "Skincare Segment").

In 1999, we began implementing a program to build a high-margin revenue stream with satisfactory and replicable profitability by focusing our resources on completing development and marketing approvals of our core biopharmaceuticals and drug delivery technology and building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products and outsourced manufacturing.

We also license a third party to sell monoclonal antibodies purchased from outside suppliers for research into diagnostic procedures for Alzheimer's Disease and other cell lines for research purposes (the "Pharmaceuticals segment").

Subsidiary Undertakings

SDDT (formerly named MEIS Corporation) was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector systems for use with our erectile dysfunction compound.

CCSI (formerly named Carme International, Inc.) was incorporated in the State of Delaware in June 1995. Its main activity is the supply of skincare products to various segments of the skincare market.

Senetek Asia (HK) Limited was incorporated in Hong Kong in March 2001. It is presently dormant but its main activity will be to promote Senetek's business in Asia.

2.      PRINCIPAL ACCOUNTING POLICIES

(a)     Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI and SDDT and Senetek Asia (HK) Limited. All significant intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

(b)     Liquidity

The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Management is encouraged by the performance of Senetek over the past two years and are budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with reduced and more efficient spending may yield better financial results. We expect better financial performance to help fund an increased research and development budget for 2002 which is estimated at $ 1 million. However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants. Furthermore, we cannot provide any assurance that the Company's business plan will be successful.

The financial statements reflect a profit for the year ended December 31, 2001 of $385,000 which, when taken with the previous years results, results in an accumulated deficit of $88,099,000 at December 31, 2001. Cash and cash equivalents increased by $986,000 during fiscal 2001, from $828,000 to $1,814,000. We have reduced operational expenditures through the elimination of non-essential facilities, reduction in staffing, improved purchasing efficiencies and the out-licensing of non-core product lines.

In June 2000, we received a $3 million non-refundable license fee from Revlon Consumer Products Corporation in connection with our grant to Revlon of worldwide rights to manufacture and market cosmetic products containing Kinetin in the mass market, excluding parts of Asia. Revenue will be recognized over the term of the license agreement. In connection with the Revlon licensing agreement we issued to Revlon one million warrants to purchase an equivalent number of Senetek PLC Ordinary shares at an exercise price of $6.00 per share. These warrants expire three years from the date of issuance. The fair value of the warrants issued was calculated as $762,000 using the Black Scholes option pricing model, assuming an expected life of 3 years, annualized volatility of 92% and a risk free investment return of 6.0% per annum. The $762,000 deferred financing cost has been netted against the $3 million deferred license income and will be amortized over the term of the agreement.

Under the terms of an agreement dated December 13, 1999 we issued to a capital equipment supplier a Convertible Promissory Note for $700,000 in exchange for an equivalent amount previously recorded in accounts payable. The Note was due for repayment on August 1, 2000. Conversion was not elected and under the terms of the agreement the note is being liquidated by the assignment of our USITC and Omega accounts receivable. We are accruing interest from August
1, 2000 on the outstanding debt. As of December 31, 2001 the principal amount owed on this note was $20,000 and accrued interest was $90,000.

In April 1999, we received $4.8 million (net of expenses) in cash and refinanced $2,389,000 of our previously outstanding indebtedness that would have been due in April 2000 for two new notes bearing interest at 8% per annum and maturing in April 2004.

(c)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures; contingent assets and liabilities at the date of the financial statements; and, the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. It is at least reasonably possible that the significant estimates used will change within a year.

(d)     Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, we consider any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e)     Revenues

Revenue from the sale of the Company's skincare products and named patient sales of Invicorp is recognized upon delivery which is generally the time of shipment when legal title and risk of loss is transferred to the Company's customers and is stated at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company's skincare licensees and its monoclonal antibody licensee are recognized based on estimates that approximate the point products have been sold by the licensee to its customers. Historically, actual license revenues earned has not differed significantly from management's estimates. Estimates are adjusted to reflect actual results within one quarter of product shipments.

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

(h)   Intangible Assets

Goodwill is being amortized on the straight line method over 15 years. Goodwill included in the consolidated financial statements relates to our acquisition on September 26, 1995 of the assets of CCSI's predecessor.

(i)   Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of", we review the carrying value of the Company's property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

(j)   Research and Development

Expenditures on research and development are expensed as incurred.

(k)   Foreign Exchange

We follow currency translation principles established by SFAS No. 52. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders' equity . Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of our United Kingdom operation is the pound sterling.

(l) Calculation of the Number of Shares in Issue and Net Income (Loss) per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings per Share. The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computation.

                                                             December 31,
                                                    2001         2000          1999
                                                             in thousands
Numerator:

      Income (loss) Before Extraordinary Loss
      on Extinguishment of Debt and cumulative
      change in accounting principle            $    385     $  (5,692)   $(10,205)

      Extraordinary Loss on Extinguishment
      of Debt                                         --            --      (1,657)

      Cumulative change in Accounting Principle       --         1,038          --
      (See note 2(q))
                                                 -------      -------      -------
      Net Income (Loss) available to Ordinary
      Shareholders                              $    385     $  (4,654)  $ (11,862)
                                                 =======      ========     =======

Denominator:

      Basic and Diluted weighted average
      Ordinary shares outstanding                 58,755        58,388      57,562

Stock options "in the money"                          50            --          --
                                                  ------       -------     -------
      Diluted weighted average Ordinary
      Shares outstanding                          58,805        58,388      57,562
                                                  ======       =======      =======

Options and warrants to purchase 9,562,763, 15,550,143 and 13,923,743 Ordinary shares were outstanding at December 31, 2001, 2000 and 1999 respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because their effect would have been anti-dilutive as the exercise price is currently above average closing prices, except for the assumed exercise of 4,204,000 options and warrants using the treasury stock method.

(m)   Financial Instruments

The carrying value of cash, receivables and current liabilities, approximate fair value due to the short term nature of these items. The fair value of our long term notes payable at December 31, 2001 and 2000 are approximately $5,300,000 and $6,500,000. The carrying value of these notes at December 31, 2001 and 2000 are $5,407,000 and $5,846,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

(n)   Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted rules in effect for the year in which differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce the deferred tax assets when we determine it is more likely than not that the related tax benefits will not be realized. However, we intend to review our accounting for deferred tax assets in light of future operating results.

(o)   Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying of amount of goodwill is $1,308,000. Amortization expense during the year ended December 31, 2001 was $133,000. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The impact of adoption of the new standards will not have a material impact on the results of our operations or financial position.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We do not expect this statement to have a material impact on our financial position or results of operations upon adoption on January 1, 2002.

(p)   Reclassification

Certain amounts for 2000 have been reclassified to conform to current year presentation. In previous financial statements, certain deferred financing costs on the Company's long term notes and related to issuance of warrants to the Company's lenders was reflected as an asset. In the current year such amounts have been reclassified as a contra liability and are reflected as a discount on the notes payable in long term liabilities for all periods presented.

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

In accordance with FIN 44, which became effective July 2, 2000 we have changed our accounting principles for the recognition of stock compensation expense for our non-employee directors all of whom retire by rotation and can stand for re-election at our shareholder Annual General Meeting. We have, included our non-employee directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in the net loss of the period of the change. This change in accounting principle has decreased the net loss in 2000 by $1,038,000.

3.    CONCENTRATION OF CREDIT RISK

Our customers are principally in the United States. Accounts receivable typically are unsecured. The allowance for doubtful accounts is established based on payment trends, age of the receivables and other economic factors. Three customers in our skincare sector account for approximately 41%, 32% and 11% of our revenues in 2001 and 46%, 29% and 12% of our net revenue in 2000. The same customers account for 32%, 31% and 23% of our net trade receivables at December 31, 2001 and 55%, 28% and 7% of our net trade receivables at December 31, 2000. There is a therefore a significant concentration of credit risk with respect to these customers.

4.    NON-TRADE RECEIVABLES

Non-trade receivables of $62,000 (2000 $48,000) principally comprise amounts receivable under two promissory notes relating to the April 13, 1999 settlement agreement and other miscellaneous receivables. One of the miscellaneous receivables relates to monies due on the exercise of stock options. These options would be subject to variable plan accounting but no adjustment to fair value has been made since the options are currently out of money.

5.    INVENTORY

Inventory at the lower of cost or market value comprises the following:

                             December 31, 2001    December 31, 2000
                             -----------------    -----------------
                                        ($ in thousands)

Finished Goods                   $   39                $  131
Raw Materials                       132                   324
Work in Progress                    141                   141
                                   ----                  ----
                                 $  312                $  596
                                   ====                  ====

6.    PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
                                                                ($ in thousands)
        Cost:

            Office Furniture, Fixtures and Equipment        $ 1,324             $ 1,300
            Laboratory equipment                                363                 363
            Leasehold Improvements                              837                 832
            Assets under construction /(2)/                   2,660               2,955
                                                            -------             -------
                                                              5,184               5,450
                                                            -------             -------

        Accumulated depreciation /(1)/
            Office Furniture, Fixtures and Equipment          1,234               1,125
            Laboratory equipment                                363                 330
            Leasehold Improvements                              288                 247
                                                            -------             -------
                                                              1,885               1,702
                                                            -------             -------
Net Carrying Value                                          $ 3,299             $ 3,748
                                                            =======             =======

In December 1999, we abandoned certain fixed assets. As a result of this abandonment, we recorded an impairment loss of $1,522,000. The assets abandoned comprised of assets in progress associated with the Reliaject development and computers and office equipment. The pharmaceutical and skincare business segments were written down by $1,407,000 and $115,000 respectively.

Under the terms of an agreement dated December 13, 1999 we issued to a capital equipment supplier a Promissory Note for $700,000 in exchange for an equivalent amount recorded in accounts payable. Under the terms of the agreement the note is being liquidated by the assignment of our USITC and Omega accounts receivable. We have accrued interest from August 1, 2000 on the outstanding debt. As of December 31, 2001 the amount owed on this note was $20,000 and accrued interest was $90,000.

NOTES:

     /1./  Depreciation charge during the year amounted to $491,000 (2000:
           $508,000, 1999: $773,000)

     /2./ The additional cost of continued development of the asset in the course of construction is estimated to be $700,000, which we expect to incur in 2002.

7.    GOODWILL

      The amount in our Balance Sheet represented by these intangible assets is made up as follows:

                                 December 31, 2001   December 31, 2000
                                 -----------------   -----------------
                                           ($ in thousands)

Goodwill:

   Cost                            $ 2,141             $ 2,141
   Accumulated Amortization           (833)               (700)
                                   -------             -------

   Net                             $ 1,308             $ 1,441
                                   =======             =======

In June 2001, the Financial Accounting Standards Board finalized FASB No. 142, Goodwill and Other Intangible Assets (SFAS 142).

 SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying of amount of goodwill is $1,308,000. Amortization expense during the year ended December 31, 2001 was $133,000. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The impact of adoption of the new standards will not have a material impact on the results of our operations or financial position.

Upon adoption of SFAS 142, we will no longer amortize goodwill.

The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995.

8.   ACCRUED LIABILITIES

Accrued liabilities comprise the following:

                                        December 31, 2001      December 31, 2000
                                           Accrued                   Accrued
                                         Liabilities                Liabilities
                                            --------                     ----------
                                                       ($ in thousands)

Accrued Salaries and Benefits                   47                          23
Legal and Professional Fees                    234                          68
Customer Advances                               --                          --
Interest on short term debt                     90                         125
Interest on Notes payable                       --                          --
Audit and Accountancy Fees                     122                         180
Accrued Rent                                   110                         103
Accrued royalty                                170                          --
Accrued income taxes                             6                          --
Other Liabilities and accruals                  94                         305
                                             ------                     ------
                                            $  873                      $  804
                                             ======                     ======

Customer advances totaling $285,000 and $310,000 at December 31, 2001 and 2000, and included in accounts payable, relates to monies received to finance the purchase of raw material inventories for products supplied.

9.   LINE OF CREDIT

On June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum, is secured by the intellectual property rights of the Company and expires on June 20, 2002. A transaction fee of 5% is payable only on draw downs of the line of credit and may be paid in cash or in Ordinary shares of the Company. If any balance on the line of credit remains unpaid upon maturity, the lender may convert all or any portion of outstanding principal and interest at a purchase price equal to 85% times an average share price as defined in the agreement. As of December 31, 2001, the Company has not utilized this credit facility.

10.   NOTES PAYABLES AND SETTLEMENT EXPENSE

In April 1999, we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement, in exchange for two new notes bearing interest at 8% per annum and maturing in April 2004. The notes require semi annual payment of interest only until maturity and are secured by all of our assets. Interest may be paid in cash or Ordinary shares that have been registered with the SEC.

April 1999 Refinancing
----------------------

In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement with Windsor Capital, in exchange for new notes with Silver Creek Investments Limited, Dandelion Investments Limited, Bomoseen Investments Limited and Elstree Holdings Limited, bearing interest at 8% per annum and originally maturing in April 2002. The notes require semi- annual payment of interest only until maturity and are secured by all of the Company's assets. Interest may be paid in cash or in Ordinary shares of the Company.

In connection with the April 1999 re-financing, the Company issued Series A warrants to purchase an aggregate of 738,857 Ordinary shares at $1.50 per share. The exercise price of the Series A warrants was adjusted down to $1.20 on June 30, 1999, in accordance with certain terms of the agreement under which they were issued. Series B and C warrants to purchase approximately 3.3 million and
1.2 million Ordinary shares at $1.50 and $2.00 per share were issued in connection with the two loan notes in April 1999. The Series B and Series C warrants expire 10 years from the date of issuance.

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

The fair value of 500,000 of the Series A warrants and all of the Series B warrants was determined to be $3.1 million using the Black Scholes model. The fair value of these warrants will be amortized over the life of the new notes because such warrants, under the terms of the financing agreement, were issued in connection with the $5.0 million new financing. On the other hand, the $1.0 million fair value of the remaining 238,857 Series A warrants and all of the Series C warrants were included in the loss on extinguishment of debt discussed below because these warrants were issued to refinance existing debt under the terms of the April 1999 financing agreement.

June 2001 Refinancing
---------------------

On June 20, 2001, the Company and its lenders amended their borrowing arrangement, whereby, the maturity of these notes was extended until April 2004. A transaction fee amounting to 5% of the principal amount outstanding on these notes paid to Scorpion Holdings in Ordinary shares worth $369,000 and legal costs of $113,000 were incurred to effect this transaction. In connection with this amendment, the terms of the warrants were also amended. The expiration date of the Series A warrants was extended to ten years from the date of issuance and the exercise price was adjusted to $1.00 per share. The exercise price of the Series B and Series C warrants have been adjusted to $1.25 and $1.00 respectively.

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms as defined by EITF 96-19, the Company is required to recognize the excess of the sum of the fair value of the modified notes and the fair value assigned to the warrant modification as compared to the carrying value of the previous notes net of unamortized issuance costs, as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded in 2001.

The amortization of the discount on the notes amounted to $1,095,000 for the year ended December 31, 2001 compared to $1,326,000 and $1,131,000 for the years ended December 31, 2000 and December 31, 1999 respectively.

Also, included in other expense for the year ended December 31, 2001 is $519,000 of external interest expense on the notes payable of $7,389,000 compared with $665,000 and $526,000 for the years ended December 31, 2000 and 1999.

In April 1999 the Company entered into a settlement agreement to resolve the terms of various transactions that had been entered into by the previous management of the Company. The settlement terms required the issuance of 2,300,000 Series A warrants and 625,000 new Ordinary shares. Accordingly the Company recorded $2,718,000 of expense in the second quarter of 1999 based on the fair value of the warrants and shares issued in connection with the settlement.

Future minimum annual payments mature as follows:

Year ended December 31,                      Minimum Annual Payment
                                             ----------------------

2002                                                      --
2003                                                      --
2004                                               $7,389,000

In a side letter to the April 1999 Securities Purchase Agreement, it was agreed that the interest payable on the loans totaling $7,388,579 would be at the rate of 9% per annum if the interest payments should be subject to UK withholding taxes. We had accrued interest at the rate of 9% from the inception of the loan but had paid the lenders interest at 8% in accordance with the main agreement. In November 2001, we received clearance from the UK Inland Revenue that withholding taxes need not be accounted for on this loan. The accrual that was no longer required amounting to approximately $200,000 was credited back to interest expense in the fourth quarter of 2001.

11.  STOCK OPTIONS PLANS

(a) In December 1985, we adopted a share option plan (the "No. 1 Plan") for employees. Under the Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee's employment is terminated; the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2001:

                                    Shares                           Weighted
                                   Available        Options          Average
                                   For Grant      Outstanding        Exercise price $
                                  ----------      -----------       ----------

Balance at January 1, 1999         1,483,000        3,374,260          2.41

    Exercised                             --         (116,660)         1.50

    Granted                       (1,541,500)       1,541,500          1.61

    Cancelled                      1,683,975       (1,683,975)         2.47
                                  ----------       ----------       ----------

Balance at December 31, 1999       1,625,475        3,115,125          2.02
                                  ----------       ----------       ----------

   Cancelled                       1,177,500       (1,094,000)         2.46

   Exercised                              --         (245,500)         1.73

   Granted                        (1,685,000)       1,685,000          1.48

                                  -----------       ----------       ----------

Balance at December 31, 2000       1,117,975        3,460,625          1.64
                                  ----------       ----------        ----------

  Cancelled                          468,500         (468,500)         1.81

   Granted                           (65,000)          65,000          0.93
                                  ----------       ----------        ----------

Balance at December 31, 2001       1,521,475        3,057,125          1.59
                                  ==========      ===========       ==========

           The following table summarizes information about the Executive No. 1 Plan options outstanding at December 31, 2001.

                                  Weighted                                   Weighted Average
                    Number         Average         Weighted       Number     Exercise Price of
   Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
Exercise Price   as of 12/31/01 Contractual Life Exercise Price as of 12/31/01      Options
--------------   ------------- ---------------- -------------- ------------- -----------------
$ 1.31-$ 1.75       2,537,125      5.17             $ 1.49       1,239,625        $ 1.55
$ 2.00-$ 2.19         485,000      4.21             $ 2.01         421,250        $ 2.01
$ 3.50-$ 3.75          35,000      2.33             $ 3.66          21,250        $ 3.64

                  -----------                       ------      ----------      --------
$ 1.31-$ 3.75       3,057,125      4.98             $ 1.59       1,682,125        $ 1.69
                  ===========                       ======      ==========      ========

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan. In June 1997, in conjunction with the issuance of new employment agreements, 1.8 million options were granted to the directors and certain employees of Senetek. The following table summarizes option transactions outside the No. 1 Plan in the years ended December 31, 2001, 2000 and 1999.

                                                       Weighted
                                                       Average
                                Options Outstanding    Exercise Price $
                               -------------------    --------------

Balance at January 1, 1999          1,400,000              1.50

Exercised                                  --
Options Vested                             --
Cancelled                            (700,000)             1.50
                                     ---------           ---------
Balance at December 31 1999           700,000              1.50
                                     ---------           ---------

Exercised                                  --

Cancelled                            (500,000)             1.50
                                    ---------            ---------
Balance at December 31 2000           200,000              1.50
                                    ---------            ---------

Exercised                                  --                  --

Cancelled                                  --              1.50
                                    ---------            ---------
Balance at 31 December 31, 2001       200,000              1.50
                                    =========            =========

          The following table summarizes information about the Outside No. 1 Plan Options outstanding at December 31, 2001.

                                  Weighted                                   Weighted Average
                    Number         Average         Weighted       Number     Exercise Price of
   Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
Exercise Price   as of 12/31/01 Contractual Life Exercise Price as of 12/31/01      Options
--------------   ------------- ---------------- -------------- ------------- -----------------
$ 1.50                200,000      2.50             $ 1.50         200,000        $ 1.50
                  -----------                       ------      ----------      --------
$ 1.50                200,000      2.50             $ 1.50         200,000        $ 1.50
                  ===========                       ======      ==========      ========

(b) In May 1987, we adopted a share option plan ("the No. 2 Plan") for Non-Executive Directors and Consultants. Under the No. 2 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. On May 16, 1997 shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000.

          The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2001:

                                    Shares                      Weighted
                                   Available       Options      Average
                                   For Grant     Outstanding    Exercise price $
                                  ----------     -----------     --------

Balance at January 1, 1999         3,162,500        713,625      2.95

    Granted                         (600,000)       600,000      1.61
    Cancelled                         13,625        (13,625)     2.95
                                  ----------     ----------    ----------

Balance at December 31, 1999       2,576,125      1,300,000      2.33
                                  ----------     ----------    ----------

    Granted                         (820,000)       820,000      1.39
    Exercised                            --        ( 38,100)     1.72
                                  ----------     ----------    ----------
Balance at December 31, 2000       1,756,125      2,081,900      1.97
                                  ----------     ----------    ----------

    Granted                         (100,000)       100,000      1.88
    Cancelled                        319,900       (319,900)     2.71
                                   ---------     ----------    ----------
Balance at December 31, 2001       1,976,025      1,862,000      1.84
                                   =========     ==========    ==========

             The following table summarizes information about the No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2001.

                                  Weighted                                    Weighted Average
                    Number         Average         Weighted       Number       Exercise Price of
   Range of       Outstanding     Remaining        Average      Exercisable     Exercisable
Exercise Price   as of 12/31/01 Contractual Life Exercise Price as of 12/31/01      Options
--------------   -------------- ---------------- -------------- -------------- -----------------
$ 1.31-$ 1.88       1,482,000        5.13           $ 1.52       1,482,000        $ 1.52
$ 2.00                135,000        2.83           $ 2.00         135,000        $ 2.00
$ 3.25-$ 3.97         195,000        3.49           $ 3.53         195,000        $ 3.53
$ 4.28                 50,000        3.40           $ 4.28          50,000        $ 4.28

                   ----------                       ------      ----------       -------
$ 1.31-$ 4.28       1,862,000        4.60           $ 1.84       1,862,000        $ 1.84
                   ==========                       ======      ==========       =======

Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16,1997.

                  The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 2001. There were no transactions prior to 1997.

                                                           Weighted
                                                             Average
                                   Options Outstanding      Exercise price $

Balance at January 1, 1999               192,500                2.47

Granted                                   60,000                1.25
Cancelled                                (72,500)               2.27
                                         -------               -------
Balance at December 31, 1999             180,000                2.15

Granted                                       --
Cancelled                                     --
                                         -------               -------
Balance at December 31, 2000             180,000                2.15

Granted                                       --
Cancelled                                (60,000)               3.69
                                         -------               -------
Balance at December 31, 2001             120,000                1.38
                                         =======               =======

                  The following table summarizes information about the outside No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2001.

                                   Weighted                                       Weighted Average
                    Number          Average          Weighted        Number       Exercise Price of
   Range of       Outstanding      Remaining         Average       Exercisable        Exercisable
Exercise Price   as of 12/31/01  Contractual Life  Exercise Price  as of 12/31/01         Options
--------------   --------------  ----------------  --------------  --------------  -----------------
$ 1.25-$ 1.50         120,000         3.95           $  1.38           120,000          $  1.38
-------------         -------                        -------           -------          -------
$ 1.25-$ 4.50         120,000         3.95           $  1.38           120,000          $  1.38
=============         =======                        =======           =======          =======

12.  STOCK COMPENSATION EXPENSE

Under U.S. GAAP, we apply Accounting Principle Board Opinion No. 25,
"Accounting for Stock Issues to Employees" and related interpretations in accounting for its option plans. 2001 $ Nil (2000: $ Nil; 1999: $699,000) of expense has been recognized for stock based employee compensation in accordance with APB 25. These expense amounts relate to options issued outside the No. 1 Plan. Had compensation expense been determined based upon the fair value at the grant date for awards as an alternate provided by SFAS 123, "Accounting for Stock-Based Compensation", our pro-forma net loss and loss per share would be $294,000 and $0.00 per share respectively in 2001 and the pro-forma net loss and loss per share would have been $5,010,000 and $0.09 per share respectively in 2000, and $13,641,000 and $0.24 per share, respectively in 1999.

The fair value of the options granted are estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 85% (2000 - 77% and 1999 - 53%), risk-free investment rate of 5.0% (2000 - 5.0%, 1999 - 6.1%), and an expected life of 4 years.

In 1999 we reversed the previously recorded stock compensation expense on the cancellation of non-vested options in the amount of $1,075,000.

We have not opted to recognize compensation expense in the manner provided by SFAS 123 because we consider the Black Scholes model, which was designed for valuation of publicly traded stock options, to be an inaccurate model for valuation of employee stock options due to the latter's vesting, exercise and forfeiture restrictions.

The average fair values of the employee options granted for each Ordinary share American Depositary Receipt during 2001, 2000 and 1999 are estimated at:

EXERCISE PRICE ON
   DATE OF GRANT                  2001            2000        1999
-----------------                 ----            ----        ----

equals market price           $     --        $   0.85    $   0.91
exceeds market price                --              --          --
below market price                  --              --          --
All options                   $     --        $   0.85    $   0.91

During 2001, we recognized $223,000 (2000: $227,000; 1999: $776,000) of general and administrative expense relating to all stock options awarded to non-employee Directors and consultants in exchange for consulting services based upon the fair value of the awards at the grant date which were estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 85%, (2000:77%, 1999:53%) risk free investment rate of 5.0% (2000:6.1%,1999:6.1%) and an expected life of 7 years (2000: 7 years, 1999: 4 years).

13.  SHAREHOLDERS' EQUITY

During the year ended December 31, 2001, the outstanding Ordinary shares of Senetek increased by 620,036 to 59,052,153. The increase was represented by 341,747 Ordinary shares issued to Scorpion Holdings Inc as a 5% transaction fee on the $7,389,000 loan extension from April 2002 to April 2004 and 278,289 Ordinary shares issued in exchange for the interest payment on the $7,389,000 loan for the first six months of 2001.

During 2000, in connection with the Revlon licensing agreement we issued to Revlon 1.0 million warrants to purchase an equivalent number of Senetek PLC Ordinary shares at an exercise price of $6.00 per share. These warrants expire three years from the June 2000 date of issuance.

The other warrants, were mainly issued in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and April 13, 1999 respectively.

                        Warrants    Exercise    Expiration    Warrants
                         Issued       Price $       Date      Unexercised
                        ---------   ---------   ----------   -----------
                        3,000,000      1.00     April 2009     3,000,000
                        3,333,333      1.25     April 2009     3,333,333
                        1,194,285      1.00     April 2009     1,194,285
                        1,000,000      6.00     June  2003     1,000,000
                        ---------                            -----------
Balance at
December 31, 2000       8,527,618                              8,527,618
And 2001                =========                            ===========

The warrants referred to above entitle the holder to purchase American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. The following warrants are outstanding as of December 31, 2001.

14.  TAXATION

Senetek is incorporated in England with two U.S. subsidiaries and one Hong Kong subsidiary. We are subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes.

                                                      Years ended December 31,
                                                      2001      2000     1999
                                                    ------     -----     -----
                                                            $ thousands

Income from continuing operations before
Income taxes included the following:
              US Income (Loss)                         967    (3,701)  (10,153)
              Foreign (Loss)                          (576)     (953)   (1,709)

Income tax expense is comprised of the following:

                                                             December 31
                                                      2001       2000    1999
                                                    ------     ------    -----
                                                             $ thousands

Current State taxes                                   $ 6      $   --    $  --

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax losses from operations as a result of the following:

                                                          2001       2000      1999
                                                         -----      -----     -----
                                                                $ thousands
Computed "expected" tax expense (benefit)                  34%        34%       34%
Permanent differences                                      99          4        12
Losses for which no benefit has been recognized          (183)       (38)      (46)
State tax expense, net of federal income tax benefit        2         --        --
Foreign taxes                                              50         --        --
                                                         -----      ------     -----
Total tax expense(benefit)                                 2%         --%       --%
                                                         -----      ------     -----

Deferred tax assets are comprised of the following:

                                                   December 31,
                                               2001           2000

Net operating loss carry forwards          $25,208,000   $23,000,000
Start up and organization costs                     --     3,500,000
Reserves and accruals                        2,302,000     2,100,000
Other                                          505,000            --
                                             ---------    ----------
Gross Deferred Tax Asset                    28,015,000    28,600,000
Valuation Allowance                        (28,015,000)  (28,600,000)
                                           -----------   -----------
Net Deferred Tax Asset                     $        --   $        --
                                           ===========   ===========

Provisional tax losses available to us in the United Kingdom are estimated to be approximately $38,600,000 at the end of fiscal year 2001. The deferred tax asset value of these losses is approximately $12,157,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2001 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same line of trade.

Our federal provisional tax losses available in the U.S. are estimated to be approximately $35,614,000 at the end of fiscal year 2001. The deferred tax asset value of these losses is approximately $12,109,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2001 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and may reduce the valuation allowance when realization is deemed to be more likely, than not. Federal net operating losses expire at varying dates from 2006 through 2021. California net operating losses are estimated to be approximately $16,152,000. The resulting deferred tax asset from California net operating losses is approximately $942,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2002 through 2011.

15.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: Pharmaceutical operations and skincare operations. The Pharmaceutical operations comprise Senetek PLC and SDDT and include biopharmaceuticals, drug development, drug delivery development and the sale of monoclonal antibodies. The skincare operation comprises CCSI and includes the distribution of primarily Kinetin-based skincare products to a number of markets in North America and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. We evaluate performance based on operating results of the respective business units.

 INDUSTRY SEGMENTS                                       2001             2000              1999
 -----------------                                   --------         --------          --------
                                                                  $ thousands
  Net Revenues
    Pharmaceuticals                                  $  1,363         $  1,192          $  1,301
    Skincare                                            7,494            2,567             6,962
                                                     --------         --------          --------
  Net Revenues for reportable segments
    and consolidated net sales                          8,857            3,759             8,263
                                                     --------         --------          --------

  Operating (Loss)/Profit
    Pharmaceuticals                                    (3,295)          (4,350)           (7,867)
    Skincare                                            5,332              672             2,048
                                                     --------         --------          --------
  Total Operating Income(Loss) for reportable
    segments                                            2,037           (3,678)           (5,819)
                                                     --------         --------          --------

  Pharmaceuticals
    Operating Loss                                     (3,295)          (4,350)           (7,867)
    Interest Income                                        30               46                82
    Interest Expense (including amortization of
      Debt discount costs 2001 $1,107;
      2000 $1,200 and 1999 $1,042)                     (1,558)          (2,001)           (1,442)
    Other (Expense                                        (62)              (5)              (74)
    Settlement Expense                                     --               --            (2,718)
                                                      --------         --------          --------

 Loss Before Extraordinary item and Change
   in Accounting Principle                             (4,885)          (6,310)          (12,019)
 Loss on extinguishment of debt                            --               --            (1,657)
 Change in Accounting Principle                            --            1,038                --
                                                     --------         --------          --------
 Loss available to Ordinary shareholders               (4,885)          (5,272)          (13,676)
                                                     --------         --------          --------
Skincare
    Operating Profit/(Loss)                             5,332              672             2,048
    Interest Expense                                      (56)             (54)             (234)
    Provision for taxation                                 (6)              --                --
                                                     --------         --------          --------
 Income (Loss) available to Ordinary shareholders       5,270              618             1,814
                                                     --------         --------          --------

 Income (loss) available to Ordinary shareholders
   for reportable segments                                385           (4,654)          (11,862)

  Assets:
    Pharmaceuticals                                     5,765            6,185             7,251
    Skincare                                            3,044            3,201             4,977
                                                     --------         --------          --------
  Total Consolidated Assets                          $  8,809         $  9,386          $ 12,228
                                                     ========         ========          ========
  Capital Expenditures:
    Pharmaceuticals                                        42              196             1,227
                                                     --------         --------          --------
  Total consolidated capital expenditures             $    42         $    196          $  1,227
                                                     ========         ========          ========

  Depreciation and Amortization:
    Pharmaceuticals                                       449              473               633
    Skincare                                              175              351               364
                                                     --------          -------          --------
  Total Consolidated Depreciation
    and Amortization                                $     624           $  824             $ 997
                                                    =========          =======          ========

GEOGRAPHIC AREAS                                       2001              2000               1999
----------------                                     --------         --------            -------
                                                                    $ thousands
Net Revenues
  United States                                       8,110             3,109              7,101
  United Kingdom                                        200               200                717
  Other foreign countries                               547               450                445
                                                   --------          --------           --------
  Total Consolidated                                  8,857             3,759              8,263
                                                   ========          ========           ========

Long Lived Assets

  United States                                       4,607             5,189              5,602
  United Kingdom                                         --                --                 89
                                                   --------          --------           --------
                                                   $  4,607          $  5,189           $  5,691
                                                   ========          ========           ========

Our registered office is located in the United Kingdom from which certain scientific research and development activities are operated. Our Chairman is based in the United States from where liaison is effected with the U.S. investing public and from where the development of the activities of SDDT Corporation and Carme Cosmeceutical Sciences, Inc. are directed.

16.     COMMITMENTS AND CONTINGENCIES

        (a)     Research

                Under existing purchase orders, we are committed to provide funding for research programs and clinical trials of approximately $100,000 during the year ending December 31, 2002.

        (b)     Commitments Under Operating Leases

                We lease certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through our subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

                Minimum future lease payments under non-cancelable leases are as follows:

YEARS ENDING DECEMBER 31           FUTURE MINIMUM PAYMENT
------------------------           ----------------------
                                       ($ IN THOUSANDS)

            2002                             $387
            2003                              298
            2004                              310
            2005                              312
            2006                              312
            Thereafter                        338
                                           ------
                                           $1,957
                                           ======

                Rent expense was approximately $312,000, $339,000 and $468,000 in 2001, 2000 and 1999 respectively.

          (c)  Litigation

          Various claims, suits and complaints, such as those involving patents, commercial transactions and employee matters, arise in the ordinary course of our business. In our opinion, all such pending matters are without merit or involve such amounts, as would not have a material adverse effect on our consolidated financial position, liquidity, cashflows or results of operations for any year.

          (d)  Employment Contracts

          We have entered into an employment agreement with one of our officers, Frank J. Massino (CEO). The agreement was effective from November 1, 1998 and continues until December 31, 2006 . The agreement will automatically renew unless specifically terminated by Senetek or the employee. If the employment agreement is terminated by Senetek, the employee will be entitled to an additional three years of compensation. Annual compensation under the employment agreement is $250,000 and an automobile allowance of $1,000 per month.

17. QUARTERLY INFORMATION (unaudited) in thousands

                                                   First        Second         Third         Fourth          2001
                                                  Quarter      Quarter        Quarter       Quarter
Net Revenue                                     $  1,763       $ 2,433        $ 2,743       $ 1,918       $  8,857
Gross Profit                                       1,328         2,077          2,155         1,827          7,387
Operating income (loss)                             (68)           672          1,167           266          2,037

Net income (loss)                                  (593)            88           743            147            385

Basic and diluted per share data
Net income (loss)                                 (0.01)          0.00          0.01            0.01           0.01

                                                   First         Second         Third/(1)/     Fourth         2000
                                                  Quarter        Quarter        Quarter       Quarter

Net Revenue                                     $   980        $   778        $ 1,223       $   778       $  3,759
Gross Profit                                        558            498            747           487          2,290
Operating income (loss)                            (872)        (1,279)          (478)       (1,049)        (3,678)
Loss before cumulative effect
  of change in accounting principle              (1,365)        (1,779)          (982)       (1,566)        (5,692)
Cumulative effect of change in
  accounting principle                               --             --          1,038            --          1,038

Net Loss                                         (1,365)        (1,779)            56        (1,566)        (4,654)

Basic and diluted per share data
Loss before cumulative effect
  of change in accounting principle               (0.02)         (0.03)         (0.02)        (0.03)         (0.10)
Cumulative effect of change in
  accounting principle                               --             --           0.02            --           0.02
Net loss                                          (0.02)         (0.03)         (0.00)        (0.03)         (0.08)

/(1)/ Our net loss for the three and nine months ended September 30, 2000 as originally reported on Form 10-Q did not include the cumulative effect of the change in accounting principle of $1,038. An amended Form 10-Q was filed in 2001 to include the change in accounting principle.

SCHEDULE II

                                  SENETEK PLC
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions -
                                                ---------------------
                                   Balance,      Charges to Revenues       Deductions-       Balance,
                                 Beginning of       or Costs and           Write-offs         End of
                                    Period            Expenses          Charged to Reserve    Period
                                 -------------  ---------------------  -------------------  -----------
ALLOWANCES AGAINST TRADE
AND NON-TRADE RECEIVABLES:
--------------------------

Year Ended December 31,

2001...........................   $  1,021,530         $       --          $  (758,576)     $   262,954

2000...........................      1,037,810                 --              (16,280)       1,021,530

1999...........................        455,474            582,336                   --        1,037,810

ALLOWANCES AGAINST INVENTORIES:
------------------------------

Year Ended December 31,

2001...........................   $     92,000         $       --          $   (19,542)      $    72,458

2000...........................        160,065             92,000             (160,065)           92,000

1999...........................        194,932            (34,867)                  --           160,065