Form 10-Q
period 2002-03-31
SENETEK PLC /ENG/
filed 2002-05-14
CIK 789944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-14691

SENETEK PLC
(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

620 Airpark Road, Napa, California	94558
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no. including area code: (707) 226-3900

NOT APPLICABLE
(former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest date practicable.

At May 6, 2002, there were 59,052,153 of the Registrants Ordinary shares outstanding

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2002

PART I    FINANCIAL INFORMATION

SENETEK PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues
Product sales	$1,067	$842
Royalties & Licensing	1,507	921

Total Revenue	2,574	1,763
Cost of Sales—Products	243	275
—Royalties & Licensing	161	160

Total Cost of Sales	404	435

Gross Profit	2,170	1,328
Operating Expenses:
Research & Development	161	111
General & Administration	1,161	1,285

Total Operating Expenses	1,322	1,396

Income (loss) from Operations	848	(68)
Interest income	8	6
Interest expense (including amortization of debt discount)	(365)	(534)
Other income/(expense)—net	22	3

Net Income (Loss) before taxation	513	(593)
Provision for income taxes	9	—

Net Income	504	(593)

Basic and Diluted Income(Loss) per Ordinary share outstanding	$0.01	$(0.01)

Weighted average Basic Ordinary shares outstanding	59,052	58,432
Weighted average Diluted Ordinary shares Outstanding	59,213	58,432

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,886	$1,814
Trade Receivables (net of provisions of $107,000 at March 31, 2002 and $127,000 at December 31, 2001)	2,271	1,892
Non-Trade Receivables (net of provisions of $136,000 at March 31, 2002 and December 31, 2001)	61	62
Inventory (net of provisions of $72,000 at March 31, 2002 and December 31, 2001)	311	312
Prepaids and Deposits	97	122

Total Current Assets	4,626	4,202
Property & Equipment, net	3,274	3,299
Goodwill—net	1,308	1,308

Total Assets	$9,208	$8,809

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accounts Payable	824	962
Accrued Liabilities	728	873
Convertible Short Term Debt	—	20

Total Current Liabilities	1,552	1,855

Long Term Liabilities
Notes Payable, net of discount of $1,766,000 and $1,982,000	5,623	5,407
Deferred License Fees	2,858	2,937

Commitments and Contingencies

Stockholders’ (Deficit)/Equity:
Ordinary shares $0.08 (5 pence) par value:
Authorized shares: 100,000,000
Issued and outstanding shares:
March 31, 2002—59,052,153
December 31, 2001—59,052,153	4,763	4,763
Share Premium	81,989	81,926
Accumulated Deficit	(87,595)	(88,099)
Equity Adjustment from Foreign Currency Translation	18	20

Total Stockholders’(Deficit)/Equity	$(825)	$(1,390)

Total Liabilities and Stockholders’(Deficit)/Equity	$9,208	$8,809

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2002
(in thousands, except shares outstanding)
(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income Currency Translation	Net Stockholder (Deficit)
Balances, January 1, 2002:	59,052,153	$4,763	$81,926	$(88,099)	$20	$(1,390)
Fair value of options issued to consultants			63			63
Comprehensive Loss
Net Income				504		504
Translation loss, net of tax					(2)	(2)

Total Comprehensive Loss						502

Balances, March 31, 2002	59,052,153	$4,763	$81,989	$(87,595)	$18	$(825)

(1)	For the quarter ended March 31, 2001 the translation loss was $0 and comprehensive loss was $593.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$504	$(593)
Adjustments to reconcile net income(loss) to net cash:
Depreciation and amortization	241	566
Stock Option Compensation	63	25
Changes in assets and liabilities:
Trade receivables	(379)	435
Non-trade receivables	1	(5)
Inventory	1	142
Prepaids and deposits	25	66
Accounts payable and accrued liabilities	(283)	(347)
Deferred License Fees	(79)	20

Net Cash Provided by Operating Activities	$94	$309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	$—	$(34)

Net Cash Used by Investing Activities	$—	$(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on convertible Short-term Debt	$(20)	$(244)

Net Cash used in Financing Activities	$(20)	$(244)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$74	$31
Cash and cash equivalents at the beginning of period	1,814	828
Effect of exchange rate changes on cash	(2)	—

Cash and Cash Equivalents at the end of the period	$1,886	$859

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$—	$295
Income Taxes	—	—

See accompanying notes to unaudited consolidated financial statements

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek”) or (“the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 2002 and March 31, 2001. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, we formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of and for the periods covered by the interim financial statements. The interim consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

2.    Inventory at cost comprises:

	March 31, 2002	December 31, 2001
	(in thousands)
Finished Goods	$38	$39
Raw Materials	108	132
Work in Progress	165	141

	$311	$312

3.    Options and warrants exercised during the three months ended March 31, 2002:

None

4.    Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Numerator:
Basic and Diluted Net Loss per Ordinary share outstanding	$504	$(593)
Denominator:
Basic weighted average shares outstanding	59,052	58,432
Stock options and warrants “in the money”	161	—

Diluted weighted average Shares outstanding	59,213	58,432

Options and warrants to purchase 11,105,795 and 13,450,143 shares of stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive as the exercise price is currently above average closing price, except for the assumed exercise of 4,194,285 warrants using the treasury stock method for the three months ended March 31, 2002.

5.    Segment Reporting

	Three months ended March 31, 2002
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$328	$2,246	$2,574
Operating (loss) income	(576)	1,424	848
(Loss) income available to common shareholders before taxes	(747)	1,251	504

	Three months ended March 31, 2001
	Pharmaceutical	Skincare	Total
	(in thousands)
Net sales to external customers	$335	$1,428	$1,763
Operating (loss) income	(549)	481	(68)
(Loss) income available to common shareholders before taxes	(811)	218	(593)

The allocation of general and administrative for the three months ended March 31, 2001 has been re-calculated to be consistent with the method of allocation for the three months ended March 31, 2002. There is no change to the previously reported total for the segments for the three months ended March 31, 2001.

6.    Impact of Recently Announced Accounting Standards

In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test for impairment of goodwill annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We intend to complete our transitional goodwill impairment test during the second quarter of 2002.

Goodwill relates to the acquisition of certain assets of Carme in 1995. The following reflects the impact that SFAS 142 would have had on net income (loss) and net income (loss) per Ordinary share if adopted in 2001 ( in $ thousands except for the per share amounts ):

	Three months ended March 31,
	2002	2001
Reported net income (loss)	504	(593)
Cease goodwill amortization	—	33

Adjusted net income (loss)	504	(560)

Reported net income (loss) per Ordinary share — basic and diluted	0.01	(0.01)
Cease goodwill amortization	—	—

Adjusted net income (loss) per Ordinary share — basic and diluted	0.01	(0.01)

In 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived

Assets. SFAS 144 establishes a single model for impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. No impairment of long-lived assets resulted from adoption of this standard.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 9 through 13, in Item 1A of the Annual Report, “Certain Important Factors”, on pages 13 and 14 and in item 7 of the Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

An increase in our operating income and a marked improvement in our revenues, gross profit and current ratio were the major financial highlights in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

	3 months ended March 31
	2002	2001
	($ in thousands)
Revenues	$2,574	$1,763
% improvement	46.0
Gross Profit	$2,170	$1,328
% improvement	63.4
Operating Income (loss)	$848	$(68)
Net Income (Loss)	$504	$(593)
Current ratio	2.98	1.03
% improvement	189.3
Total change in cash and cash equivalents	$72	$31

Revenues

Our product sales and royalty and licensing revenues of $2,574,000 for the first quarter of 2002, an overall increase of 46.0% compared to the first quarter of 2001, were represented by $1,067,000 of product sales and $1,507,000 from royalties and licensing fees. The revenues were comprised of $328,000 from the sale and royalties of pharmaceutical products and $2,246,000 from the sale and royalties of skincare products.

Our product sales and royalty and licensing revenues of $1,763,000 for the first quarter of 2001 were represented by $842,000 of product sales and $921,000 from royalties and licensing fees. The revenues were comprised of $335,000 from the sale and royalties of pharmaceutical products and $1,428,000 from the sale and royalties of skincare products.

The 57.3% increase in sales of and royalties on skincare products was mainly due to increased product sales and royalties receivable from ICN Pharmaceuticals and royalties from Revlon which launched the Almay Kinetin products in July 2001.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2002, which includes contract manufacturing and material costs, was $404,000, down 7.1% from $435,000 in the first quarter of 2001. Cost of goods sold as a percentage of sales was 15.7% for the first quarter of 2002 compared to 24.7% for the first quarter of 2001. The cost of goods sold as a percentage of net sales decrease is due to our ability to procure materials for our skincare products at favorable costs and an 84% increase in royalties from our licensees which have no associated cost of sales, except in the case of monoclonal antibodies where we pay royalties to the Institute of Mental Hygiene.

In the Pharmaceutical Sector, cost of goods sold for the first quarter of 2002 was $162,000, an increase of 20.0% from $135,000 in the first quarter of 2001. The increase was mainly due to additional accrued expenses on the monoclonal antibodies business.

In the Skincare Sector, cost of goods sold for the first quarter of 2002 was $242,000; a decrease of 19.3% from $300,000 in the first quarter of 2001 due to our ability to procure materials for our skincare products at favorable costs.

Gross Profit

Gross Profit expressed as a percentage of net sales increased to 84.3% for the first quarter of 2002 from 75.3% for the first quarter of 2001. This trend is evidence of the success of our business plan to focus on high margin royalty income versus gross profits generated through product sales.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the first quarter of 2002 was $161,000, an increase of 45.0% from $111,000 in the first quarter of 2001.

The increase was due to higher levels of spending for the development of Invicorp and Reliaject as we proceed with the European Mutual Recognition procedure and finalize arrangements for the manufacture and supply of product.

We expect future research and development spending for our sexual dysfunction products to increase significantly as we progress with the Mutual Recognition Procedure in Europe and prepare for Invicorp clinical trials in the U.S.

General and Administration

General and Administration expenses for the first quarter of 2002 totaled $1,161,000, a decrease of 9.6% from $1,285,000 in the first quarter of 2001. The decrease was mainly due to a reduction in legal expenses following the successful conclusion of the OMP litigation.

OPERATING INCOME (LOSS)

Operating income for the first quarter of 2002 totaled $848,000 compared to an operating loss of $(68,000) in the first quarter of 2001.

The operating loss in the pharmaceuticals sector for the first quarter of 2002 totaled $(576,000), an increase of 4.9% from $(549,000) in the first quarter of 2001. This is mainly due to increased research and development spending partly offset by lower general and administrative costs.

Operating profit in the skincare sector for the first quarter of 2002 totaled $1,424,000, an increase of 196% from an operating profit of $481,000 in the first quarter of 2001. This was due mainly to additional revenues from ICN and The Body Shop and commencement of royalty payments by Revlon ( which launched its Kinetin product in the second quarter of 2001), as well as increased revenue for our non-core licensed product lines.

OTHER INCOME AND EXPENSE

Included in other expense for the first quarter of 2002 is $216,000 relating to the amortization of debt discount arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999 which were amended thereafter in June 2001. The amortization of debt discount amounted to $332,000 for the first quarter of 2001. The reduction in this expense relates to a reduced monthly amortization of the re-calculated fair values resulting from the extension of the term of the notes and the warrant modifications in the June 2001 amendment. Also, included in other expense was interest payable at 8% per annum on the $7.4 million Notes Payable amounting to $149,000. For the first three months of 2001, interest expense on the notes payable was $185,000. Since the date of inception of the loan, interest had been accrued at the rate of 9% per annum pending resolution of whether the interest payments were subject to UK withholding taxes. The matter was resolved in November 2001, when we received a clearance letter from the UK Inland Revenue saying that withholding taxes were not applicable on interest payments on the loan. The additional accrual was credited to interest expense in the fourth quarter of 2001 and thereafter we have accrued interest at 8% per annum.

For a full discussion of the April 1999 and amended June 2001 financing activities, please refer to note 10 to the financial statements included in the Company’s 2001 Annual Report on Form 10-K.

TAXATION

Gross deferred tax assets, which approximate $27.8 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization had not been considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $72,000 during 2002 to $1,886,000. This increase is due to sharply increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition we have increased our current ratio to 2.98, a substantial improvement from 1.03 as of March 31, 2001.

The results for the first three months have been largely achieved through the continuation of the successful implementation of our business model, greater management focus, the out-sourcing of non-core businesses and more efficient research and procurement programs.

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

The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash (less expenses) and refinancing of $2,389,000 of our previously outstanding debt. We also issued Series A, Series B and Series C warrants to purchase Ordinary shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, the Securities Purchase Agreement permits other lenders to advance up to an additional $7,611,430 and share in the collateral securing the notes described above on pari passu basis with the existing note holders.

On June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum, is secured by the intellectual property rights of the Company and expires on June 20, 2002. A transaction fee of 5% is payable only on draw downs of the line of credit and may be paid in cash or in Ordinary shares of the Company. If any balance on the line of credit remains unpaid upon maturity, the lender may convert all or any portion of outstanding principal and interest at a purchase price equal to 85% times an average share price as defined in the agreement. As of March 31, 2002, the Company has not utilized this credit facility.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases.

We anticipate spending approximately $1 million during 2002 on the development of our pharmaceutical and skincare products, including our auto-injector projects, and on our administrative and marketing operations. However, we also expect to receive from OMP Inc. additional milestone payments if certain conditions in the settlement agreement dated January 27, 2002 are met and we expect to generate increased revenues from existing and new licensees of our skincare product lines, net royalties retained on sales of monoclonal antibodies and revenues from sales of the Invicorp product to customers in countries where we have existing Marketing Authorization Approvals and we believe these revenues should be sufficient to meet our short term financial requirements although there can be no assurance of this.

As of March 31, 2002 we had approximately $2.6 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate spending approximately an additional $750,000 to bring these assets into commercial use. Invicorp is currently approved in three countries in Reliaject and ampoule format and we believe we have solved all outstanding manufacturing issues. We are presently negotiating with a potential marketing partner a revenue sharing arrangement for Invicorp in Europe. We are also developing an alternative plan for marketing and distributing Invicorp on our own. We will ultimately be making a decision on the expected financial outcomes of the two scenarios. Although these discussions may lead to an agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreement. If not, and if we are not successful in executing an alternative arrangement for the sale of Invicorp in Europe we could be required by accounting rules to write down all the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

Adoption of New Accounting Standards

In 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test for impairment of goodwill annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We intend to complete our transitional goodwill impairment test during the second quarter of 2002.

In 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single model for impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. No impairment of long-lived assets resulted from adoption of this standard.

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 11, 1998 we filed a lawsuit against Mad Dogs & Englishmen Inc. and Mad Dog Enterprises d/b/a Mad Dogs & Englishmen (together “Mad Dogs”) in the Supreme Court of New York. On December 11, 1996 we entered into a written agreement with Mad Dogs under which Mad Dogs agreed to promote our cosmetics business and to hire a consultant familiar with the Cosmetics industry in connection therewith. We are seeking damages of approximately $10 million for a breach of that agreement. Mad Dogs served us with an answer to our complaint in August 1998 and subsequently counterclaimed alleging that CCSI is liable to Mad Dogs for at least $40,000 in unpaid fees and other unspecified damages. There have been no substantive developments in the lawsuit since the filing of the answer to our complaint.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)

By:	/s/ FRANK J MASSINO
Frank J Massino Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2002

By:	/s/ STEWART W SLADE
Stewart W Slade Acting Principal Financial and Accounting Officer
Date: May 14, 2002