Form 10-Q
period 2002-06-30
SENETEK PLC /ENG/
filed 2002-08-14
CIK 789944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2002

or

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

Registrant’s telephone no. including area code (707) 226-3900

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

At July 31, 2002, there were 59,052,153 of the Registrant’s Ordinary shares outstanding

SENETEK PLC AND SUBSIDIARIES

Part I Financial Information

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product Sales	$107	$1,111	$1,174	$1,953
Royalties & Licensing	3,191	1,322	4,698	2,243

Total Revenue	3,298	2,433	5,872	4,196
Cost of Sales - Products	38	234	281	506
Cost of Sales - Royalty	133	122	294	285

Total Cost of Sales	171	356	575	791

Gross Profit	3,127	2,077	5,297	3,405

Operating Expenses:
Research & Development	207	58	368	169
General & Administration	1,401	1,347	2,562	2,632

Total Operating Expenses	1,608	1,405	2,930	2,801

Income from Operations	1,519	672	2,367	604

Other income (expense):
Interest Income	9	6	17	12
Interest Expense (Including amortization of debt discount)	(364)	(532)	(729)	(1,048)
Other	2	(58)	24	(73)

Net income(loss) before taxation	1,166	88	1,679	(505)

Provision for Income Taxes	(4)	—	5	—

Net Income	1,170	88	1,674	(505)

Basic and diluted income(loss)
per Ordinary share outstanding	$0.02	$0.00	$0.03	$(0.01)

Weighted average
Ordinary shares
Outstanding	59,052	58,473	59,052	58,452

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,216	$1,814
Trade Receivables
(net of provisions of $107,000 at June 30, 2002 and $127,000 at
December 31, 2001)	2,134	1,892
Non-Trade Receivables
(net of provisions of $136,000 at June 30, 2002 and
December 31, 2001)	62	62
Inventory
(net of provisions of $72,000 at June 30, 2002 and
December 31, 2001)	349	312
Prepaids and Deposits	96	122

Total Current Assets	4,857	4,202

Property Equipment, net	3,260	3,299
Goodwill - net	1,308	1,308

TOTAL ASSETS	$9,425	$8,809

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	657	962
Accrued Liabilities	739	1,189
Short Term Debt	—	20

Total Current Liabilities	1,396	2,171

Long Term Liabilities
Notes Payable
(net of unamortized discount of $1,550,000 at June 30, 2002
and $1,982,000 at December 31, 2001)	5,839	5,407
Deferred License Fees	1,734	2,621

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Ordinary shares $0.07 (5 pence) par value:
Authorized shares: 100,000,000
Issued and outstanding shares:
June 30, 2002 - 59,052,153
December 31, 2001 - 59,052,153	4,763	4,763

Share Premium	82,100	81,926
Accumulated Deficit	(86,425)	(88,099)
Equity Adjustment from Foreign Currency Translation	18	20

Total Stockholders’ Equity (Deficit)	$456	$(1,390)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,425	$8,809

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2002
(in thousands, except shares outstanding) (unaudited)

					Accumulated
					Other
					Comprehensive
					Income
	Ordinary	Shares	Share	Accumulated	Currency	Net
	Shares	Amount	Premium	Deficit	Translation (1)	Equity (Deficit)

Balances, January 1, 2002:	59,052,153	$4,763	$81,926	$(88,099)	$20	$(1,390)

Fair value of options issued to Consultants			174			174

Comprehensive Income
Net Income	—	—	—	1,674	—	1,674
Translation loss, net of tax	—	—	—	—	(2)	(2)

Total Comprehensive Income						1,672

Balances, June 30, 2002	59,052,153	$4,763	$82,100	$(86,425)	$18	$456

(1)     For the three months ended June 30, 2002 the translation loss was $nil and and comprehensive income was $1,170.

For the six months ended June 30, 2001 the translation loss was $2 and comprehensive income was $507. For the three months ended June 30, 2001 the translation gain was $2 and the comprehensive income was $86.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$1,674	$(505)

Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	49	470
Stock Based Compensation	174	50
Amortization of Debt discount	432	663
Other	—	12

Changes in assets and liabilities
Trade Receivables	(242)	(736)
Non-trade Receivables	—	(2)
Inventory	(37)	149
Prepaids and deposits	26	88
Accounts payable and accrued Liabilities	(755)	46
Deferred License Fees	(887)	(59)

Net Cash Provided by Operating Activities	434	176

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(10)	(42)

Net Cash Used in Investing Activities	(10)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal Payment on Short-term Debt	(20)	(369)

Net Cash Used in Financing Activities	(20)	(369)

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2002	2001

Effect of exchange rate changes on cash	(2)	(2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	402	(237)

Cash and cash equivalents at the beginning of period	1,814	828

Cash and Cash Equivalents at the end of the period	$2,216	$591

Supplemental disclosures of cash flow information are as follows:

	Amounts Paid
	(in thousands)
	2002	2001

Interest	$295	$295
Income Taxes	13	—

Non-cash financing transaction:

In June 2001, the Company issued shares valued at $296,000 to pay accrued interest of the same amount on its notes payable.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (Senetek or the Company) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (SDDT) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (CCSI) (formerly Carme International Inc.) (both Delaware corporations) for the six months ended June 30, 2002 and June 30, 2001. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited, which is expected to facilitate and promote sales in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

2.       Inventory at cost comprises:

	June 30,	December 31,
	2002	2001

	(in thousands)

Finished Goods	$38	$39

Raw Materials	165	132

Work in Progress	146	141

	$349	$312

3.       Options granted and exercised during the six months ended June 30, 2002:

          None

4.       Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)

Numerator:
Basic and Diluted Net income (loss)
Per ordinary share outstanding	$1,170	$88	$1,674	$(505)

Denominator:
Basic weighted average shares outstanding	59,052	58,473	59,052	58,452
Options and warrants “in the money”	—	200	81	—
Diluted weighted average shares outstanding	59,052	58,673	59,133	58,452

Options and warrants to purchase 10,815,795 and 13,450,143 shares of stock were outstanding at June 30,2002 and June 30, 2001 respectively. The dilutive effect of these options and warrants amounted to 80,660 shares for the six months ended June 30, 2002 and 200,143 shares for the three months ended June 30, 2001. For the three months ended June 30, 2002 and the six months ended June 30, 2001 options and warrants outstanding were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive.

5.       Segment Reporting

Three months ended June 30, 2002
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$329	$2,969	$3,298
Operating (loss) income	(712)	2,231	1,519
(Loss) income before taxation	(886)	2,060	1,174

Three months ended June 30, 2001
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$316	$2,117	$2,433
Operating (loss) income	(535)	1,207	672
(Loss) income before taxation	(827)	915	88

Six months ended June 30, 2002
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$657	$5,215	$5,872
Operating (loss) income	(1,288)	3,655	2,367
(Loss) income before taxation	(1,633)	3,312	1,679

Six months ended June 30, 2001
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$651	$3,545	$4,196
Operating (loss) income	(1,083)	1,687	604
(Loss) income before taxation	(1,637)	1,132	(505)

The allocation of general and administrative expense between segments for the three months ended June 30, 2001 and the six months ended June 30, 2001 has been re-calculated to be consistent with the method of allocation for the corresponding periods ended June 30, 2002. There is no change to the previously reported total for general and administrative expense for the three months and six months ended June 30, 2001.

6.       Impact of Recently Announced Accounting Standards

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test for impairment of goodwill annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed its transitional goodwill impairment test during the second quarter of 2002 and no impairment was identified.

Goodwill relates to the acquisition of certain assets of Carme in 1995. The following reflects the impact that SFAS 142 would have had on net income (loss) and net income (loss) per Ordinary share if adopted in 2001 (in thousands except for the per share amounts):

	Six months
	ended June 30,

	2002	2001

Reported net income (loss)	$1,674	$(505)
Cease goodwill amortization	—	66

Adjusted net income (loss)	$1,674	$(439)

Reported net income (loss) per Ordinary share - basic and diluted	$0.03	$(0.01)
Cease goodwill amortization	—	—

Adjusted net income (loss) per Ordinary share - basic and diluted	$0.03	$(0.01)

In 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single model for impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. No impairment of long-lived assets resulted from adoption of this standard.

7.       Accounting Pronouncements Issued but not yet adopted.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64. Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146. Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

8.       Reclassification of current portion of Deferred License Fees

As of June 30, 2002 and December 31, 2001 the Company has reclassified $201,000 and $316,000 respectively from long term liabilities to accrued liabilities in consistence with the accounting period in which the Company is recognizing the amortization of the license fee to revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company s Annual Report on Form 10-K for the year ended December 31, 2001 in the sections titled Competition, Government Regulation and Intellectual Property on pages 9 through 13, in Item 1A of the Annual Report, Certain Important Factors, on pages 13 and 14 and in item 7 of the Annual Report, Management’s Discussion and Analysis of Results of Operations and Financial Condition, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

The key performance results arising from our business model show substantial increases in revenues, gross profits, gross margins, operating income and net income for both the second three months and first six months of 2002 compared to 2001. Our current ratio as of June 30, 2002 was substantially higher than at June 30, 2001 due to increased cash and reduced current liabilities. These positive trends have resulted in the Company achieving a positive stockholder equity position after experiencing a stockholder deficit during 2000 and 2001 caused by the high cumulative losses through the year 2000.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)		($ in thousands)

Revenues	$3,298	$2,433	$5,872	$4,196
% improvement	35.6%		39.9%

Gross Profit	$3,127	$2,077	$5,297	$3,405
% improvement	50.6%		55.6%

Gross Profit percentage	94.8%	85.4%	90.2%	81.1%

Operating income	$1,519	$672	$2,367	$604
% improvement	126.0%		291.9%

Operating income percentage	46.1%	27.6%	40.3%	14.4%
% improvement	67.0%		179.9%

Net income (loss)	$1,170	$88	$1,674	$(505)
% improvement	1,229.5%

	June 30, 2002	December 31, 2001

Current ratio	3.48	1.94
% improvement	79.4%

Stockholders’ Equity (Deficit)	456	(1,390)

Revenues

Total revenues of $3,298,000 for the second quarter of 2002, an overall improvement of 35.6% compared to the second quarter of 2001, were comprised of $329,000 from the sale of pharmaceutical products and $2,969,000 from the product sales and royalty income of skincare products.

Total revenues of $2,433,000 for the second quarter of 2001 were comprised of $316,000 from the sale of pharmaceutical products and $2,117,000 from the product sales and royalty income of skincare products.

The 4.1% increase in the sales of pharmaceutical products was due mainly to an increase in sales of monoclonal antibodies, which follow patterns determined by project driven research organizations and are subject to fluctuation. We are currently receiving royalties on the sale of five new cell lines from Signet in addition to royalties from cell lines in the intial agreement.

The 40.2% sales increase in skincare revenues is due to increased Kinetin sales by Revlon and The Body Shop, recognition of royalty income earned by Senetek in past periods which had not been paid to us arising from the results of an audit conducted on one of our licensees ($234,000) and the recognition of a nonrefundable, unamortized deferred licensing fee paid to us by OMP as a result of the termination and settlement of our licensing agreement with OMP on May 31, 2002 ($872,000). Revlon’s Almay Kinetin skincare product line was launched in the US in July 2001 and is supported by regional and national television and print advertising and promotional campaigns pursuant to Revlon’s contractual obligations. The Revlon Almay Kinetin skincare product line was launched internationally in the fourth quarter of 2001 and we are now starting to see promising results. It is encouraging that Revlon and The Body Shop have introduced several new products containing Kinetin in the second quarter of 2002 extending the Almay and Skin Re-leaf product lines. However, these increases were partially offset by reduced product sales to ICN Pharmaceuticals and loss of royalties from OMP.

Total revenues of $5,872,000 for the first six months of 2002, an overall increase of 39.9%, compared to the first six months of 2001, were comprised of $657,000 from the sales of pharmaceutical products and $5,215,000 from the product sales and royalty income of skincare products.

Total revenues of $4,196,000 for the first six months of 2001 were comprised $651,000 from the sale of pharmaceutical products and $3,545,000 from the product sales and royalty income of skincare products.

The 47.1% sales increase in skincare revenues is due to increased sales by Revlon and the Body Shop and the recognition of non recurring royalties revenues as described for the second quarter above.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2002, which includes contract manufacturing and material costs, was $171,000, down 52.0% from $356,000 in the second quarter of 2001. Cost of goods sold expressed as a percentage of net sales was 5.2% for the second quarter of 2002 compared to 14.6% for the second quarter of 2001. The cost of goods sold as a percentage of net sales decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transactions and reduced product sales to ICN.

In the Pharmaceutical Sector, cost of goods sold for the second quarter of 2002 was $134,000, an increase of 8.9% from $123,000 in the second quarter of 2001. The increase is mainly due to increased royalties payable by Senetek to the Institute of Mental Hygiene on royalty income payable to us arising from Signet’s sale of monoclonal antibodies. Also, due to the demands of doctors and patients in the UK where we supply Invicorp TM ampoules on a named patient or compassionate use basis, we now include syringes and needles as well. Consequently, we have had an increase in cost of goods sold for this activity.

In the Skincare Sector, cost of goods sold for the second quarter of 2002 was $37,000, a decrease of 84.1% from $233,000 in the second quarter of 2001. This decrease is due to the reduction in product sales to ICN.

Cost of goods sold for the first six months of 2002, which includes contract manufacturing and material costs, was $575,000, a decrease of 27.3% from $791,000 in the first six months of 2001. Cost of goods sold expressed as a percentage of net sales was 9.8% for the first six months of 2002 compared to 18.9% for the first six months of 2001. The cost of goods sold as a percentage of net sales decrease is due to the recognition of higher royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transaction and reduced product sales to ICN.

In the Pharmaceutical Sector, cost of goods sold for the first six months of 2001 was $296,000, an increase of 14.7% from $258,000 in the first six months of 2001.

In the Skincare Sector, cost of goods sold for the first six months of 2001 was $279,000, a decrease of 47.7% from $533,000 in the first six months of 2001. This was mainly due to decreased product sales to ICN.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Cost of Goods Sold	5.2%	14.6%	9.8%	18.9%

Gross Profit	94.8%	85.4%	90.2%	81.1%

Management is encouraged by the improvement in gross profit percentage for the licensing arrangements in our business model. The ratio of gross profit between high margin royalty income and product sales continues to improve as higher levels of royalty income are recognized.

OPERATING EXPENSES

Research & Development

Research and development expenditure for the second quarter of 2002 was $207,000, an increase of 257% from $58,000 in the second quarter of 2001.

The increase was due to higher levels of spending, mainly in the areas of expert consulting for the development of Invicorp as we proceed with the European Mutual Recognition Procedure (MRP) and finalize arrangements for the manufacture and supply of product.

We expect research and development spending for our sexual dysfunction products to increase significantly as we progress with the MRP in Europe and prepare for Invicorp clinical trials in the U.S. In this connection, we have engaged Quintiles, one of the world's leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts in bringing Invicorp to market in Europe and in the U.S. as efficiently as possible. We are actively working with the Danish Medicines Agency on the MRP process and with the Medicines Control Agency in the United Kingdom on an Invicorp TM ampoule product and have commenced work for the reactivation of our Investigational New Drug approval with the Federal Food and Drug Administration in the US.

Research and Development expenditure for the first six months of 2002 was $368,000, an increase of 117.8% from $169,000 compared to the first six months of 2001.

Overall, we expect future research and development spending to increase as we develop our pipeline of proprietary technology. The Company expects, however, a portion of these expenses to be absorbed by its commercial partners.

General and Administration

General and Administration expenses for the second quarter of 2002 totaled $1,401,000, an increase of 4.0% from $1,347,000 in the second quarter of 2001. The increase is due to increased levels of consulting expenses which have been offset by substantial reductions in legal expense.

General and Administration expenses for the first six months of 2002 totaled $2,562,000, a decrease of 2.7% from $2,632,000 in the first six months of 2001.

OPERATING INCOME/LOSS

The operating income for the second quarter of 2002 totaled $1,519,000, an increase of 126.0% from operating income of $672,000 in the second quarter of 2001.

The operating loss in the pharmaceuticals sector for the second quarter of 2002 totaled $712,000, an increase of 33.1% from $535,000 in the second quarter of 2001. This is mainly due to increased research and development spending as outlined in the Research and Development section above.

The operating profit in the skincare sector for the second quarter of 2002 totaled $2,231,000, an increase of 84.8% from $1,207,000 in the second quarter of 2001. The increase in operating income is a direct result of the ongoing successful implementation of our business model which places primary emphasis on royalty and licensing income.

The operating profit for the first six months of 2002 totaled $2,367,000, an increase of 291.9% from $604,000 in the first six months of 2001.

The operating loss in the pharmaceuticals sector for the first six months of 2002 totaled $1,288,000, an increase of 18.9% from $1,083,000 in the first six months of 2001. This is mainly due to increased research and development spending.

The operating profit in the skincare sector for the first six months of 2002 totaled $3,655,000 an increase of 116.7% from $1,687,000 in the first six months of 2001.

OTHER INCOME AND EXPENSE

Included in other expense for the first six months of 2002 is $432,000 relating to the amortization of debt discount arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999 which were amended thereafter in June 2001. The amortization of debt discount amounted to $675,000 for the first six months of 2001. The reduction in this expense relates to a reduced monthly amortization of the re-calculated fair values resulting from the extension of the term of the notes and the warrant modifications in the June 2001 amendment. Also, included in other expense was interest payable at 8% per annum on the $7.4 million Notes Payable amounting to $297,000. For the first six months of 2001, interest expense on the notes payable was $385,000. Since the date of inception of the loan, interest had been accrued at the rate of 9% per annum pending resolution of whether the interest payments were subject to UK withholding taxes. The matter was resolved in November 2001, when we received a clearance letter from the UK Inland Revenue saying that withholding taxes were not applicable on interest payments on the loan. The additional accrual was credited to interest expense in the fourth quarter of 2001 and thereafter we have accrued interest at 8% per annum.

For a full discussion of the April 1999 and amended June 2001 financing activities, please refer to note 10 to the financial statements included in the Company s 2001 Annual Report on Form 10-K.

Taxation

Gross deferred tax assets, which approximate $27.5 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization is not considered more probable than not. Should our operating results indicate that sustained profitability is more likely than not to lead to utilization of all or a portion of the deferred tax asset, we will reverse a portion of our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $402,000 during 2002 to $2,216,000. This increase is due to increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition we have increased our current ratio to 3.48, a substantial improvement from 1.94 as of December 31, 2001.

The results for the first three months have been largely achieved through the continuation of the successful implementation of our business model, greater management focus, the out-sourcing of non-core businesses and more efficient research and procurement programs.

We are encouraged by our performance and are budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with more efficient spending are expected to yield improving financial results. We expect better financial performance to fund our increased research and development budget for 2002, which is estimated at $1 million (of which $368,000 has been expended in the first six months). However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants.

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

We anticipate spending approximately $1 million during 2002 on the development of our pharmaceutical and skincare products, including our auto-injector projects, and on our administrative and marketing operations. We also expect to generate increased revenues from existing and new licensees of our skincare product lines, net royalties retained on sales of monoclonal antibodies and revenues from sales of the Invicorp product to customers in countries where we have existing Marketing Authorization Approvals and revenues from sales of Invicorp TM product on a named patied basis and we believe these revenues should be sufficient to meet our short term financial requirements although there can be no assurance of this.

As of June 30, 2002 we had approximately $2.6 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling and assembly of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate spending approximately an additional $600,000 to bring these assets into commercial use. Invicorp is currently approved in three countries in Reliaject and ampoule format and we believe we have solved all outstanding manufacturing issues. We are on an ongoing basis reviewing with potential partners for marketing and distribution arrangements for Invicorp TM in Europe. Since we cannot assure that we will be successful in securing an arrangement that will meet our stringent return on investment (ROI) criteria, we are also developing an alternative plan for marketing and distributing Invicorp on our own. Running in parallel to our regulatory and pre-marketing efforts in Europe we are in the final stages of consolidating our manufacturing equipment for the production of Reliaject TM in Napa, California. Our plans are to either perform the manufacturing of Reliaject components ourselves or lease or sell the equipment to an experienced device manufacturer while securing the exclusive rights for Reliaject TM for our core markets such as erectile dysfunction and anaphylaxis. Should we not be successful in operating the manufacturing equipment for production of Reliaject components ourselves or through a third party or as an ultimate solution, sell the equipment ourselves, we could be required by accounting rules to write down the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64. Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146. Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual General Meeting of the Company was held on May 14, 2002 at which the shareholders voted on proposals as follows:

	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Election of Directors

Andreas Tobler	3,691,290	194,315	0	0
Wade Nichols	3,673,176	189,369	0	0
Franklin Pass	3,673,776	191,569	0	0

Appointment of BDO Seidman, LLP and BDO Stoy Hayward as the Company's independent auditors and fix their remuneration	3,801,013	105,394	0	0

Authorization of Directors to Allot Equity Securities	3,248,691	522,533	0	0

Disapplication of Shareholders' Preemptive Rights	3,181,059	520,158	0	0

Item 6.	Exhibits and Reports on Form 8-K

     (a)        Exhibits

                  None

     (b)        Reports on Form 8-K

A Current Report on Form 8-K dated May 10, 2002, reporting under Item 5-Other Events, was filed announcing our first quarter results and the resignation of a Director.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

Date:	August 14, 2002	/s/	FRANK J. MASSINO

Frank J. Massino
Chief Executive Officer

Date:	August 14, 2002	/s/	STEWART W. SLADE

Stewart W. Slade
Acting Principal Financial and
Accounting Officer