Form 10-Q
period 2002-09-30
SENETEK PLC /ENG/
filed 2002-11-14
CIK 789944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2002

or

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

At November 12, 2002, there were 59,052,153 of the Registrant’s Ordinary shares outstanding

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Page

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Consolidated Statements of Operations Three Months Ended September 30, 2002 and September 30, 2001 Nine Months Ended September 30, 2002 and September 30, 2001	3

Consolidated Balance Sheets September 30, 2002 (unaudited) and December 31, 2001	4

Unaudited Consolidated Statement of Stockholders’ Deficit and Comprehensive Income Nine Months ended September 30, 2002	5

Unaudited Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and September 30, 2001	6

Notes to the Unaudited Consolidated Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative disclosure about Market Risk	18

Item 4 – Controls and Procedures	18

PART II. OTHER INFORMATION	19

SIGNATURES	20

PART 1 – FINANCIAL INFORMATION

Item 1           Financial Statements

                    SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Product Sales	$660	$1,880	$1,834	$3,833
Royalties & Licensing	1,553	863	6,251	3,106

Total Revenue	2,213	2,743	8,085	6,939
Cost of Sales - Products	139	434	420	916
Cost of Sales – Royalty	—	154	294	463

Total Cost of Sales	139	588	714	1,379
Gross Profit	2,074	2,155	7,371	5,560
Operating Expenses:
Research & Development	470	102	838	271
General & Administration	944	886	3,506	3,518

Total Operating Expenses	1,414	988	4,344	3,789

Income from Operations	660	1,167	3,027	1,771
Other income (expense):
Interest Income	9	8	26	20
Interest Expense (Including amortization of debt discount)	(364)	(401)	(1,093)	(1,449)
Other	(6)	14	18	(59)

Net income before taxation	299	788	1,978	283
Provision for Income Taxes	92	45	97	45

Net Income	207	743	1,881	238
Basic and diluted net income per Ordinary share outstanding	$0.00	$0.01	$0.03	$0.00
Weighted average Basic Ordinary shares Outstanding	59,052	59,052	59,052	58,657
Weighted average Diluted Ordinary shares Outstanding	59,052	59,052	59,106	58,724

See accompanying notes to unaudited consolidated financial statements

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$2,991	$1,814
Trade Receivables (net of provisions of $107,000 at September 30, 2002 and $127,000 December 31, 2001)	2,001	1,892
Non-Trade Receivables (net of provisions of $136,000 at September 30, 2002 and December 31, 2001)	62	62
Inventory (net of provisions of $72,000 at September 30, 2002 and December 31, 2001)	347	312
Prepaids and Deposits	76	122

Total Current Assets	5,477	4,202
Property & Equipment, net	3,268	3,299
Goodwill - net	1,308	1,308

TOTAL ASSETS	$10,053	$8,809

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	721	962
Accrued Liabilities	934	1,189
Short Term Debt	—	20

Total Current Liabilities	1,655	2,171
Long Term Liabilities
Notes Payable (net of unamortized discount of $1,334,000 at September 30, 2002and $1,982,000 at December 31, 2001)	6,055	5,407
Deferred License Fees	1,664	2,621
Stockholders’ Equity (Deficit):
Ordinary shares $0.07 (5 pence) par value:
Authorized shares: 100,000,000 Issued and outstanding shares:
September 30, 2002 - 59,052,153
December 31, 2001 – 59,052,153	4,763	4,763
Share Premium	82,125	81,926
Accumulated Deficit	(86,218)	(88,099)
Equity Adjustment from Foreign Currency Translation	9	20

Total Stockholders’ Equity (Deficit)	$679	$(1,390)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,053	$8,809

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME FOR THE  NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands, except shares outstanding) (unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income Currency Translation(1)	Net Equity (Deficit)

Balances, January 1, 2002:	59,052,153	$4,763	$81,926	$(88,099)	$20	$(1,390)
Fair value of options issued to Consultants	—	—	199	—	—	199
Comprehensive Income
Net Income	—	—	—	1,881	—	1,881
Translation loss, net of tax	—	—	—	—	(11)	(11)

Total Comprehensive Income						1,870

Balances, September 30, 2002	59,052,153	$4,763	$82,125	$(86,218)	$9	$679

(1)  For the three months ended September 30, 2002 the translation loss was $9 and  comprehensive income was $198.

For the nine months ended September 30, 2001 the translation loss was $1 and comprehensive income was $237. For the three months ended September 30, 2001 the translation gain was $1 and the comprehensive income was $744.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,881	$238
Adjustments to reconcile net income to net cash flows from operations:
Depreciation and Amortization	72	549
Stock Based Compensation	199	75
Amortization of Debt Discount	648	878
Other	—	12
Changes in assets and liabilities
Trade Receivables	(109)	(928)
Non-trade Receivables	—	5
Inventory	(35)	314
Prepaids and Deposits	46	33
Accounts Payable and Accrued Liabilities	(496)	255
Deferred License Fees	(957)	(138)

Net Cash Provided by Operating Activities	$1,249	$1,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	$(41)	$(42)

Net Cash Used in Investing Activities	$(41)	$(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment Short-term Debt	$(20)	$(451)
Debt Issue costs	—	(113)

Net Cash Used in Financing Activities	$(20)	$(564)

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,

	2002	2001

Effect of exchange rate changes on cash	(11)	(1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,177	$686
Cash and Cash Equivalents at the beginning of period	1,814	828

Cash and Cash Equivalents at the end of the period	$2,991	$1,514

Supplemental disclosures of cash flow information are as follows:

	Amounts Paid (in $ thousands)

	2002	2001

Interest	$295	$295
Income Taxes	13	—

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

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC

(Senetek) or (the Company) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. ( SDDT ) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. ( CCSI ) (formerly Carme International Inc.) (both Delaware corporations) for the nine months ended September 30, 2002 and September 30, 2001. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results to be achieved for the full fiscal year.

2.     Revenue recognition

Revenue from the sale of the Company’s skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers and is stated at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee on their sale of monoclonal antibodies are recognized in accordance with the contract. Under the contract, royalties received on Level 1 sales which represents, Senetek’s original customer base, are at a higher rate than royalties received on Level 2 sales. Royalty income from Level 1 and Level 2 Sales are recognized by Senetek on the basis of the Level 1 and Level 2 sales reports received from our licensee. Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management’s estimates.

3.     Inventory at cost comprises:

	September 30, 2002	December 31, 2001

	(in thousands)
Finished Goods	$39	$39
Raw Materials	143	132
Work in Progress	165	141

	$347	$312

4.     Options granted and exercised during the nine months ended September 30, 2002:

        Options were granted under the Company’s No.1 Plan for employees amounting to 795,000. All of these options were granted at an exercise price of $1.00.

        Options were granted under the Company’s No. 2 Plan for non employee directors and consultants amounting to 850,000. 550,000 options were granted at an exercise price of $1.00 and 300,000 were granted at an exercise price of $1.15

5.     Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended September, 30		Nine Months Ended September, 30

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Net income Per ordinary share outstanding	$207	$743	$1,881	$238
Denominator:
Basic weighted average	59,052	59,052	59,052	58,657
Options and warrants “in the money”	—	—	54	67

Diluted weighted average	59,052	59,052	59,106	58,724

Options and warrants to purchase 14,089,493 and 13,450,143 shares of stock were outstanding at September 30, 2002 and September 30, 2001 respectively. The dilutive effect of these options and warrants amounted to 54,000 and 67,000 shares for the nine months ended September 30, 2002 and September 30, 2001 respectively. For the three months ended September 30, 2002 and September 30, 2001  options and warrants outstanding were not included in the computation of diluted income per Ordinary share outstanding because the awards were “out-of-the-money” at September 30, 2002.

6.     Segment Reporting

Three months ended September 30, 2002
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$332	$1,881	$2,213
Operating income (loss)	(609)	1,269	660
Income (loss) before taxation	(790)	1,089	299

Three months ended September 30, 2001
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$423	$2,320	$2,743
Operating income (loss)	(299)	1,466	1,167
Income (loss) before taxation	(489)	1,277	788

Nine months ended September 30, 2002
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$989	$7,096	$8,085
Operating income (loss)	(1,897)	4,924	3,027
Income (loss) before taxation	(2,422)	4,400	1,978

Nine months ended September 30, 2001
(in thousands)

	Pharmaceutical	Skincare	Total

Net revenues from external customers	$1,074	$5,865	$6,939
Operating income (loss)	(1,382)	3,153	1,771
Income (loss) before taxation	(2,126)	2,409	283

The allocation of general and administrative expense between segments for the three months ended September 30, 2001 and the nine months ended September 30, 2001 has been re-calculated to be consistent with the method of allocation for the corresponding periods ended September 30, 2002. There is no change to the previously reported total for general and administrative expense for the three months and nine months ended September 30, 2001.

7.     Impact of Recently Announced Accounting Standards

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that the Company no longer amortizes goodwill, but instead tests for impairment of goodwill annually. In addition, SFAS 142 requires that the Company identifies reporting units for the purposes of assessing potential future impairments of goodwill, reassess’s the useful lives of other existing recognized intangible assets, and ceases amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed its transitional goodwill impairment test during the second quarter of 2002 and no impairment was identified.

Goodwill relates to the acquisition of certain assets of Carme in 1995. The following reflects the impact that SFAS 142 would have had on net income and net income per Ordinary share if adopted in 2001 ( in $ thousands except for the per share amounts ):

	Nine months ended September 30,

	2002	2001

Reported net income	$1,881	$238
Cease goodwill amortization	—	99

Adjusted net income	$1,881	$337

Reported net income per Ordinary share - basic and diluted	$0.03	$0.00
Cease goodwill amortization	—	0.01

Adjusted net income per Ordinary share - basic and diluted	$0.03	$0.01

In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 establishes a single model for impairment of long-lived assets and broadens the presentation of discontinued operations to include disposal of an individual business. No impairment of long-lived assets resulted from adoption of this standard.

8.     Accounting Pronouncements Issued but Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

9.     Reclassification of current portion of Deferred License Fees

As of September 30, 2002 and December 31, 2001 we have reclassified $221,000 and $316,000 respectively from long term liabilities to accrued liabilities in consistence with the accounting period in which we are recognizing the amortization of the license fee to revenue.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “ may,” “could,” “would,” “should,” “can,” “might,” “expect,” “estimate,”  “project,” “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 in the sections titled “Competition,” “Government Regulation” and “Intellectual Property” on pages 9 through 13, in Item 1A of the Annual Report,  Certain Important Factors, on pages 13 and 14 and in item 7 of the Annual Report, Management’s Discussion and Analysis of Results of Operations and Financial Condition, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

The key performance results arising from our business model show substantial increases in revenues, gross profits, gross margins, operating income and net income for the first nine months of 2002 compared to 2001. Gross profit for the quarter ended September 30, 2002 was virtually the same as for the corresponding period last year and operating income for the quarter ended September 2002 showed a reduction compared to the corresponding period of last year due to higher research and development spending on Invicorp. Our current ratio as of September 30, 2002 was substantially higher than at September 30, 2001 due to increased cash and reduced current liabilities. These positive trends have resulted in the Company achieving an increased positive stockholder equity position after experiencing a stockholder deficit during 2000 and 2001 caused by the high cumulative losses through the year 2000.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)		($ in thousands)
Revenues	$2,213	$2,743	$8,085	$6,939
% improvement	-19.3%		16.5%
Gross Profit	$2,074	$2,155	$7,371	$5,560
% improvement	-3.8%		32.6%
Gross Profit percentage	93.7%	78.6%	91.2%	80.1%
Operating income	$660	$1,167	$3,027	$1,771
% improvement	-43.4%		70.9%
Operating income percentage	29.8%	42.5%	37.4%	25.5%
% improvement	-29.9%		46.7%
Net income	$207	$743	$1,881	$238
% improvement	-72.1%		690.3%

	September 30, 2002	December 31, 2001

Current ratio	3.31	1.94
% improvement	70.6%
Stockholders’ Equity (Deficit)	679	(1,390)

Revenues

Total revenues of $2,213,000 for the third quarter of 2002, an overall reduction of 19.3% compared to the third quarter of 2001, were comprised of $332,000 from the sale of pharmaceutical products and $1,881,000 from the product sales and royalty income of skincare products.

Total revenues of $2,743,000 for the third quarter of 2001 were comprised of $423,000 from the sale of pharmaceutical products and $2,320,000 from the product sales and royalty income of skincare products.

The 21.5% decrease in the sales of pharmaceutical products was due mainly to a decrease in volume of sales of monoclonal antibodies, which follow patterns determined by project driven research organizations and are subject to fluctuation.

The 19.0% sales decrease in skincare revenues is mainly due to a reduction in product sales to ICN. The revenues for the third quarter of 2001 included a large inventory stocking order for ICN and initial launch revenue from the launch of Revlon’s Almay Kinetin product line.

Total revenues of $8,085,000 for the first nine months of 2002, an overall increase of 16.5%, compared to the first nine months of 2001, were comprised of $989,000 from the sales of pharmaceutical products and $7,096,000 from the product sales and royalty income of skincare products.

Total revenues of $6,939,000 for the first nine months of 2001 were comprised $1,074,000 from the sale of pharmaceutical products and $5,865,000 from the product sales and royalty income of skincare products.

The 7.9% decrease in the sales of pharmaceutical products was due mainly to a decrease volume of sales of monoclonal antibodies, which follow patterns determined by project driven research organizations and are subject to fluctuation.

The 21.0% sales increase in skincare revenues was due to increased sales by Revlon and The Body Shop, the recognition in the second quarter of 2002 of non-recurring royalty income earned by Senetek in past periods which had not been paid to us, arising from the results of an audit conducted on one of our licensees ($234,000) and the recognition of the non-refundable, unamortized deferred licensing fee paid to us by OMP as a result of the termination and settlement of our licensing agreement with OMP on May 31, 2002 ($872,000).

Cost of Goods Sold

Cost of goods sold for the third quarter of 2002, which includes contract manufacturing and material costs, was $139,000, down 76.4% from $588,000 in the third quarter of 2001. Cost of goods sold expressed as a percentage of net revenues was 6.3% for the third quarter of 2002 compared to 21.4% for the third quarter of 2001. The cost of goods sold as a percentage of net revenue decrease is due to the recognition of royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, which have zero cost of sales associated with the transactions, and a reduction in skincare product sales to ICN.

In the Pharmaceutical Sector, cost of goods sold for the third quarter of 2002 was $0, a decrease of 100.0% from $178,000 in the third quarter of 2001. The reduction in cost of sales was mainly due to the reversal of accrued costs on the monoclonal antibodies sales, which are no longer required.

In the Skincare Sector, cost of goods sold for the third quarter of 2002 was $139,000, a decrease of 66.1% from $410,000 in the third quarter of 2001. This decrease is due to the reduction in product sales to ICN.

Cost of goods sold for the first nine months of 2002, which includes contract manufacturing and material costs, was $714,000, a decrease of 48.2% from $1,379,000 in the first nine months of 2001. Cost of goods sold expressed as a percentage of net revenue was 8.8% for the first nine months of 2002 compared to 19.9% for the first nine months of 2001. The cost of goods sold as a percentage of net revenue decrease is due to the recognition of higher royalties income from Revlon, ICN, The Body Shop, Med Beauty and USITC, and the non recurring revenue items referred to in the Revenues section which have zero cost of sales associated with the transactions, and reduced product sales to ICN.

In the Pharmaceutical Sector, cost of goods sold for the first nine months of 2002 was $296,000, a decrease of 32.1% from $436,000 in the first nine months of 2001. The reduction in cost of sales was mainly due to the reversal of accrued costs on the monoclonal antibodies sales, which are no longer required.

In the Skincare Sector, cost of goods sold for the first nine months of 2002 was $418,000, a decrease of 55.7% from $943,000 in the first nine months of 2001. This was mainly due to decreased product sales to ICN.

The table below shows the cost of goods sold and the resulting gross profit as a percentage of revenues for the relevant reporting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cost of Goods Sold	6.3%	21.4%	8.8%	19.9%
Gross Profit	93.7%	78.6%	91.2%	80.1%

Management is encouraged by the improvement in gross profit percentage for the licensing arrangements in our business model. The ratio of gross profit between high margin royalty income and product sales continues to improve as higher levels of royalty income are recognized.

OPERATING EXPENSES

Research & Development

Research and Development expenditure for the third quarter of 2002 was $470,000, an increase of 361% from $102,000 in the third quarter of 2001.

The increase was due to higher levels of spending, mainly in the areas of expert consulting for the development of Invicorp as we proceed with the European Mutual Recognition Procedure (MRP) and finalize arrangements for the manufacture and supply of product. We also engaged the services of a senior scientific consultant during the third quarter of 2002, who became employed as Chief Technical Officer as of October 1, 2002.

We expect research and development spending for our sexual dysfunction products to increase significantly as we progress with the MRP in Europe and prepare for discussions with the Federal Food and Drug Administration (FDA), regarding the number and scope of Invicorp clinical trials in the U.S. In this connection, we are working with Quintiles, a leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts in bringing Invicorp to market in Europe and in the US as efficiently as possible. We are currently working with the Danish Medicines Agency on the MRP process and with the Medicines Control Agency in the United Kingdom on the Invicorp product and have commenced work for the reactivation of our Investigational New Drug approval with the FDA in the US. After completion of their assessment work on the updated clinical and pharmaceutical dossiers, the Danish Medicines Agency will progress the Mutual Recognition filings and we expect to receive European Union approvals during the third quarter of 2003. We anticipate spending approximately $500,000 in 2003 for the granting of the European Union Marketing approvals for our Invicorp product.

We are also in the process of filing “Type II” change of manufacturing site variation applications for Invicorp with the Danish Medicines Agency and New Zealand’s Medsafe, which when accepted will enable us to supply product to patients in these countries, where we already have existing marketing approvals. We are expecting to launch Invicorp in New Zealand and Denmark in the first quarter of 2003.

Research and Development expenditure for the first nine months of 2002 was $838,000, an increase of 209% from $271,000 compared to the first nine months of 2001.

Overall, we expect future research and development spending to increase as we develop our pipeline of proprietary technology. The Company expects, however, a portion of these expenses to be absorbed by its commercial partners.

General and Administration

General and Administration expenses for the third quarter of 2002 totaled $944,000, an increase of 6.4% from $886,000 in the third quarter of 2001. The increase is due to increased levels of consulting expenses for our strategic task force, which are offset by substantial reductions in legal expenses. From October 1, 2002 we have appointed a new Chief Operating Officer, who had previously served on the task force as a consultant.

General and Administration expenses for the first nine months of 2002 totaled $3,506,000, a decrease of 0.4% from $3,518,000 in the first nine months of 2001.

OPERATING INCOME/LOSS

The operating income for the third quarter of 2002 totaled $660,000, a decrease of 43.4% from operating income of $1,167,000 in the third quarter of 2001.

The operating loss in the pharmaceuticals sector for the third quarter of 2002 totaled $609,000, an increase of 104% from $299,000 in the third quarter of 2001. This is due to increased research and development spending on Invicorp as outlined in the Research and Development section above.

The operating profit in the skincare sector for the third quarter of 2002 totaled $1,269,000, a decrease of 13.4% from $1,466,000 in the third quarter of 2001. The decrease was mainly due to reduced product sales of Kinetin products to ICN.

The operating profit for the first nine months of 2002 totaled $3,027,000, an increase of 70.9% from $1,771,000 in the first nine months of 2001. The increase is mainly due to increased revenues from the receipt of royalties on Kinetin products from our major licensees.

The operating loss in the pharmaceuticals sector for the first nine months of 2002 totaled $1,897,000, an increase of 37.3% from $1,382,000 in the first nine months of 2001. This is mainly due to increased research and development spending.

The operating profit in the skincare sector for the first nine months of 2002 totaled $4,924,000 an increase of 56.2% from $3,153,000 in the first nine months of 2001.

OTHER INCOME AND EXPENSE
Included in other expense for the first nine months of 2002 is $648,000 relating to the amortization of debt discount arising from the calculation of the fair value of the Series A and B warrants issued in connection with the issuance of Notes Payable amounting to $7.4 million in April 1999 which were amended thereafter in June 2001. The amortization of debt discount amounted to $878,000 for the first nine months of 2001. The reduction in this expense relates to a reduced monthly amortization of the re-calculated fair values resulting from the extension of the term of the notes and the warrant modifications in the June 2001 amendment. Also, included in other expense was interest payable at 8% per annum on the $7.4 million Notes Payable amounting to $445,000. For the first nine months of 2001, interest expense on the notes payable was $495,000. Since the date of inception of the loan, interest had been accrued at the rate of 9% per annum pending resolution of whether the interest payments were subject to UK withholding taxes. The matter was resolved in November 2001, when we received a clearance letter from the UK Inland Revenue saying that withholding taxes were not applicable on interest payments on the loan. The additional accrual was credited to interest expense in the fourth quarter of 2001 and thereafter we have accrued interest at 8% per annum.

For a full discussion of the April 1999 and amended June 2001 financing activities, please refer to note 10 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Taxation

Gross deferred tax assets, which approximate $26.9 million, and relate to substantial cumulative net operating losses incurred are 100% reserved as realization has not been considered more probable than not. Should our operating results indicate that sustained profitability is more likely than not to lead to utilization of all or a portion of the deferred tax asset, we will immediately reverse a portion of our valuation allowance. For the quarter ended September 30, 2002, we provided $92,000 due to recent California tax law changes, which suspended the application of net operating loss carry forwards against taxable income for fiscal years 2002 and 2003. The change is effective for tax years beginning on or after January 1, 2002. The new tax legislation was enacted in September 2002 and the $92,000 charge in the third quarter of 2002 represents a cumulative adjustment for the period January 1, 2002 to September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,177,000 during 2002 to $2,991,000. This increase is due to increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition we have increased our current ratio to 3.31, a substantial improvement from 1.94 as of December 31, 2001.

The results for the first nine months have been largely achieved through the continuation of the successful implementation of our business model, greater management focus, the out-sourcing of non-core businesses and more efficient research and procurement programs. As of September 27, 2002 we announced the agreement of terms for the sale of our non-core Mill Creek and Silver Fox product lines to USITC for the amount of $2.7 million. USITC had been the licensee for these product lines since May 15, 1999. We expect to close the sale in the fourth quarter of 2002. The purchase and sale agreement provides for payment of the sales proceeds to be received over a six year period and outstanding principal will incur interest at the rate of 10% per annum. USITC will have the option of paying the outstanding balance in full at an earlier date.

We are encouraged by our performance and are budgeting for continued improvement. Discussions in connection with new licensing agreements, new skincare markets and erectile dysfunction markets combined with more efficient spending are expected to yield improving financial results. We expect better financial performance to fund our increased research and development budget for 2002, which is estimated at $1.1 million (of which $838,000 has been expended in the first nine months). However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and were originally due and payable in full in April 2002. On June 20, 2001 under an amendment to the Securities Purchase Agreement the maturity of these notes was extended to April 2004. A transaction fee amounting to 5% of the principal amount outstanding was paid to Scorpion Holdings in Ordinary shares with respect to this transaction. The notes require semi annual payment of interest only until maturity and are secured by our assets. Interest may be paid in cash or in Ordinary shares of Senetek.

The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash less expenses and refinancing of $2,389,000 of our previously outstanding debt. We also issued Series A, Series B and Series C warrants to purchase Ordinary shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, the Securities Purchase Agreement permits other lenders to advance up to an additional $7,611,430 and share in the collateral securing the notes described above on a pari passu basis with the existing note holders.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases.

As of September 30, 2002 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling and assembly of the Reliaject system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that an additional spending of approximately $600,000 will be required to bring these assets into commercial use. Invicorp is currently approved in three countries. We are on an ongoing basis reviewing potential partners for marketing and distribution arrangements for Invicorp TM in Europe. Since we cannot assure that we will be successful in securing an arrangement that will meet our stringent return on investment (ROI) criteria, we are also developing an alternative plan for marketing and distributing Invicorp on our own. Running in parallel to our regulatory and pre-marketing efforts in Europe, we have finalized consolidating our manufacturing equipment for the production of Reliaject TM in Napa, California. Our plans are to manufacture the Reliaject components ourselves or lease or sell the equipment to an experienced device manufacturer while securing the exclusive rights for Reliaject TM for our core markets such as erectile dysfunction and anaphylaxis. During the third quarter of 2002, we commissioned an independent study to determine the fair value of the exclusive manufacturing rights of the Reliaject autoinjector system with an established firm of Valuation Advisors. They have formed the opinion that the fair value of these rights is in the range of $3.5 to $4.0 million. The market assumptions in the valuation model were based on Invicorp gaining approval under the European mutual recognition process in the third quarter of 2003 and making estimates of Invicorp in Reliaject sales in accordance with market research data. Obtaining regulatory approvals throughout the European Union represents a key prerequisite to securing collaborative partners or customers. Should we not be successful in gaining European Union approvals, operating the manufacturing equipment for production of Reliaject components ourselves or in leasing the equipment to a third party or its outright sale, we could be required by accounting rules to write down all the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to purchase Ordinary shares issuable on exercise of the warrants upon payment to us of the exercise monies as their termination dates approach.

Accounting Pronouncements Issued but Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

Item 4.    Controls And Procedures

    (a)   Evaluation of Disclosure Controls and Procedures.

          Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

    (b)   Changes in Internal Controls.

          There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 6.          Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Employment contract dated October 1, 2002 between the Company and Dr. Andreas Tobler.

10.2	Employment contract dated October 1, 2002 between the Company and Dr. Michael Del Mage.

10.3	Purchase and Sale Agreement between Carme Cosmeceutical Sciences, Inc. and U.S. International Trading Corporation dated September 27, 2002.

(b) Reports on Form 8-K

1.	Current Report on Form 8-K dated August 6, 2002, reporting under Item 5. Other Events, was filed on August 9, 2002 announcing our second quarter results.

2.

A Current Report on Form 8-K dated August 14, 2002, reporting under Item 9.  Regulation FD Disclosure, was filed on August 14, 2002 containing certifications of our Chief Executive Officer and Chief Financial Officer.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

Date: November 14, 2002	/s/ FRANK J. MASSINO

Frank J. Massino Chief Executive Officer

Date: November 14, 2002	/s/ STEWART W. SLADE

Stewart W. Slade Acting Principal Financial and Accounting Officer

CERTIFICATIONS

I, Frank J. Massino, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Senetek PLC;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002

/s/ FRANK J. MASSINO

Frank J. Massino Chief Executive Officer

CERTIFICATIONS

I, Stewart W. Slade, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Senetek PLC;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002

/s/ STEWART W. SLADE

Stewart W. Slade Acting Principal Financial Officer