Form 10-K
period 2002-12-31
SENETEK PLC /ENG/
filed 2003-03-28
CIK 789944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For The Fiscal Year Ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to .

Commission File No. 0-14691

SENETEK PLC

(Exact Name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Airpark Road Napa, California, U.S.A.	94558
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (707) 226-3900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

AMERICAN DEPOSITARY SHARES

(each American Depositary share represents

1 Ordinary share, pound sterling 0.05 par value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No ☒

As of March 27, 2003, the Registrant had 59,052,153 Ordinary shares outstanding, including 58,060,029 represented by American Depositary shares. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 2003 was $29,526,077 based on the average bid and asked prices as quoted on the Nasdaq Smallcap Market. This sum excludes shares held by directors, officers and stockholders whose ownership exceeded 5% of the outstanding shares at March 27, 2003, in that such persons may be deemed affiliates of the Registrant. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 9 through 13 of this Annual Report, “Risk Factors”, on page 14 and 15 of this Annual Report, and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1— BUSINESS

Overview

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”, “we”, “us”, or “our”), is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Senetek Asia (HK) Limited, corporations formed by Senetek under the laws of Delaware and Hong Kong, respectively, and Carme Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

You should read the “Risk Factors” section beginning on page 14 of this document to ensure you understand the risks associated with the Company. For detailed financial information, please consult the Company’s financial statements included in this annual report.

Our corporate website is located at www.senetekplc.com. Our annual reports on Form 10-K for the 2001 and 2000 fiscal years are available on the website. Our other SEC filings maybe be obtained from us in electronic or paper format free of charge by writing us at ir@senetek.net or at Investor Relations, 620 Airpark Road, Napa, California, 94558.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”); and biopharmaceuticals, currently principally those addressing sexual dysfunction (the “Pharmaceuticals Segment”).

Management remains committed to the program to build high-margin recurring revenue streams with sustained profitability by focusing our resources on developing and gaining marketing approvals of our core biopharmaceuticals and drug delivery technologies while building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products and reduced general and administrative expense.

Dermatological and Skincare

Skincare Technology

We have developed and patented multiple Cytokinins, including Kinetin and Zeatin, plant growth factors that are naturally occurring in humans.

Kinetin (N6-furfuryladenine) has been found to retard aging of plants and, in research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger. In clinical studies conducted over the past two years at the University of California, Irvine, Kinetin showed good-to-excellent response rates in partially reversing the clinical signs of photodamage, including the appearance of fine lines and wrinkles, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin’s natural barrier to moisture loss; in fact, it improved the moisture barrier.

Zeatin, currently under development, is an analogue of Kinetin with preliminary in vitro data suggesting that it may be more active than Kinetin at higher concentrations. We have identified potential uses for Zeatin and are in discussions with potential future licensees regarding development programs.

We are continually evaluating other applications for Kinetin and its analogues in collaboration with our research partners.

On January 23, 2003, we acquired additional patent rights for systemic applications of Cytokinins to include injection therapy along with expanded indications for inflammatory diseases.

Our strategy is to build a global distribution system across all channels of distribution for our core skincare technology.

In June 1998, we granted Osmotics Corporation (“Osmotics”) an exclusive license to market Kinetin-based products to the worldwide prestige market, comprised of department stores and perfumeries, in exchange for specified royalties. The license also required Osmotics to source licensed products exclusively from Senetek or its designated contract manufacturer. In February 1999 Osmotics launched a line of Kinetin-based products, but on January 20, 2000, we notified Osmotics that the license was terminated due to material breach of its terms by Osmotics, including sales outside of the prestige channel of distribution and non-payment of royalties. In May 2001, the parties entered into a settlement of all disputes providing, among other things, for payment by Osmotics of back royalties and the grant by Senetek of a non-exclusive license for the remaining terms of the underlying patents to manufacture and market specified Kinetin-based products to the prestige class of trade worldwide in exchange for specified royalties.

In October 1998, we granted ICN Pharmaceuticals Inc. (“ICN”) a worldwide license to market Kinetin in the ethical skincare market. The ICN license agreement provides for royalties on ICN’s net sales of licensed products within its class of trade and a supply agreement requiring ICN to source its products from Senetek with prescribed minimums. In March 1999, ICN launched Kinerase in the United States and Canada, followed by launches in Argentina and Mexico.

In November 1999, we entered into a license and supply agreement with Obagi Medical Products, Inc. (“Obagi”) for the exclusive marketing and distribution of specified Kinetin-based products in the mass market channel of distribution in China, Hong Kong, Japan, Malaysia, Singapore, South Korea, the Philippines and other designated Asian countries and in the multi-level marketing channel of distribution in Taiwan, in exchange for a licensing fee, paid in installments in 1999 and 2000, and specified royalties on Obagi’s net sales of licensed products. In March 2000, Obagi entered into a joint venture with Rohto Pharmaceuticals Co., Ltd. (“Rohto”), a publicly traded company based in Osaka, Japan, providing for the latter to market Kinetin-based products in Japan, and Obagi subsequently launched Kinetin-based products in Taiwan and South Korea. On April 12, 2001, OMP Inc. (“OMP”), the successor to Obagi, filed suit against Senetek alleging breach of the license, and on July 23, 2001 Senetek filed suit against OMP. The litigation was settled in January 2002 for a $375,000 lump sum settlement payment to Senetek for past royalties. Additionally, during the remainder of 2002 Senetek collected an additional $248,000 related to past royalties. The parties agreed to terminate the original license agreement and to use best efforts to negotiate a new license agreement, to which Rohto would also be a party. The parties failed to reach agreement on this and Senetek ceased all contractual relationships with OMP and Rohto on May 31, 2002. We believe our patents in Japan have been violated and we are taking appropriate legal action to remedy this. All countries, except Japan, included in the territory granted to Obagi by the original license agreement were surrendered in the January 2002 settlement and, pursuant to the terms of the Company’s license agreement with Revlon Consumer Products Corporation (“Revlon”) described below, became part of the territory granted, thereunder.

In May 2000, we entered into a license and supply agreement with Buth-Na-Bodhaige, Inc., doing business as The Body Shop. Under the terms of the license agreement as amended in November 2000, The Body Shop was granted the exclusive right to sell Kinetin-based products supplied by Senetek in The Body Shop retail stores in North America, in The Body Shop’s catalogue and on The Body Shop’s Internet website, in exchange for a specified royalty based on the suggested retail prices of products sold by The Body Shop to consumers. The Body Shop launched its initial line of licensed products in April 2001.

On November 4, 2002, we signed an expansion of the license agreement with The Body Shop, under which The Body Shop will launch its Kinetin line of exclusively formulated skin care products in its retail stores, kiosks, catalogs and websites throughout Europe and Asia. The launch took place in the United Kingdom during the fourth quarter of 2002.

On June 8, 2000, we entered into a license agreement with Revlon for the remaining term of the principal covered patents, in consideration of a license fee, paid at signing, of $3 million. In connection with this agreement we granted Revlon warrants to purchase one million Ordinary shares in Senetek at a price of $6 per share. Under the agreement as amended in February 2001, and giving effect to Revlon’s assumption of territories surrendered by OMP under its license as described above, Revlon was granted exclusive rights throughout the world, excluding Japan, to sell specified Kinetin-based products in the mass market class of trade, subject to Revlon’s royalty payments meeting certain minimums and subject to such grant becoming non-exclusive as to any specified sub-territory outside of the United States if Revlon fails to make a significant launch of covered products in such sub-territory by June 30, 2003. The agreement also grants Revlon non-exclusive rights to sell such products in perfumeries and department stores in Europe, South and Central America, Mexico, Puerto Rico, South Africa, Australia, New Zealand, Israel, China, Hong Kong, Taiwan and certain additional Asian markets other than Japan, subject to Revlon’s royalty payments meeting certain additional minimums. Revlon launched the Almay Kinetin Skincare Advanced Anti-Aging Series of products in the United States in mid-2001, followed by launches in other territories including the United Kingdom, Canada, New Zealand, and South Africa.

In December 2000, we entered into a license and supply agreement with Med-Beauty AG (“Med-Beauty”), a Swiss company based in Zurich, in consideration of a product license fee. Under the agreement as amended in September 2001, Med-Beauty is granted an exclusive right to sell specified Kinetin-based products to estheticians and beauty salons in Switzerland and a non-exclusive right to sell such products in those classes of trade in Germany and Russia, all subject to achieving certain minimum purchase levels of bulk product. Med-Beauty’s initial launch of covered products was made in May 2001.

In November 2001, we entered into an arrangement to collaborate with Allure Cosmetics (“Allure”), a California-based skincare manufacturing and marketing company, under which the parties undertook to develop new Kinetin-based products to be manufactured by Allure and marketed by the Company directly or through licensees. The parties agreed to jointly market Kinetin-based products to Allure’s existing customer base, and the Company granted Allure a non-exclusive license to manufacture and market specified Kinetin-based products to health food stores, estheticians, beauty salons, spas and by direct mail, in exchange for specified royalties. The Company is not expected to spend significant research and development funds on this arrangement.

On April 16, 2002 we executed a direct license agreement with Enprani Co., Ltd. (“Enprani”) of Seoul, Republic of Korea, to market and distribute Kinetin in South Korea in the Cosmetics Specialty Stores channel of distribution under the popular Enprani brand. Enprani is also developing and clinically testing a new and unique combination skincare line containing our patented Kinetin ingredient. Enprani has gained functional care approval for Kinetin from the Korean Food and Drug Administration (“FDA”), a substantial step towards its continued success in Korea. The licensing arrangement includes an upfront royalty payment, guaranteed annual minimum sales and royalties on future products sold. Enprani is a well-established and highly regarded cosmetic company in Korea. It is an affiliate of CJ Corp., one of the largest business conglomerates in Korea with total assets exceeding (US) $2 billion and consolidated sales of (US) $4.5 billion.

On October 22, 2002 we signed an agreement with Vivier Pharma Inc. (“Vivier”), of Montreal, Canada, granting Vivier the right to manufacture and sell to dermatologists, pharmacies and other ethical channels in Canada and the United States dermatological products containing our patented Kinetin skin care ingredient in combination with Vivier’s proprietary formulation of Vitamin C (L-Ascorbic Acid). Vivier expects to launch in the second quarter of 2003. In addition to this, Vivier has granted us the right to sell, and license third parties to sell, the Kinetin—Vitamin C combination products as well as Vivier’s line of Vitamin C serums in certain global markets. The Agreement calls for the parties to collaborate on future developmental projects and clinical evaluations.

On November 12, 2002 we signed a worldwide non-exclusive licensing agreement for our patented skincare ingredient Kinetin with Shaklee Corporation, a wholly-owned subsidiary of Yamanouchi Pharmaceutical Co., Ltd, Japan’s third largest pharmaceutical company with sales exceeding $4 billion. The agreement enables Shaklee Corporation to incorporate Kinetin in its existing skin care line and add new formulations for the direct selling distribution channel as well as catalogue sales and Internet sales. The launch is targeted for 2004.

We plan to continue focusing on building a high-margin, royalty-based revenue stream by actively developing additional licensing opportunities for those territories and categories of trade for which we have not granted exclusive licenses under the agreements described above. These include the prestige market, the ethical market (dermatologists’ and cosmetic surgeons’ patients), the multi-level market, direct response market, alternative market, salon-esthetician market, infomercials and the natural products market throughout the world.

In addition, we are planning to launch our own Kinetin plus product line through Direct Response TV advertising and direct to Spas and Salons. With respect to this launch we anticipate spending up to $250,000 developing the products, producing the Direct Response TV spot, test marketing the products and producing inventory for sale.

We are also having preliminary discussions with a specialty pharmaceuticals company in Europe regarding the development of Kinetin for additional therapeutic applications.

Beyond this we intend to add to our portfolio of cytokinin compounds with strong antisenescent properties by working with research institutes, which have close links with Dr. Brian Clark and the University of Aarhus.

Other Products

Historically we have developed or acquired a number of skincare products designed to meet specific niche segments of the market, including Mill Creek, Sleepy Hollow Botanicals and Biotene H-24, as well as two specialty mass market lines, Silver Fox, a product for gray hair, and Allercreme, a hypoallergenic range of skincare and cosmetic products for women with sensitive skin, developed in conjunction with dermatologists. In

1999 the Company determined that these product lines were non-core and entered into an agreement with United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of Mill Creek and Silver Fox finished goods and componentry and paid a licensing fee for the exclusive right to manufacture and market these lines in exchange for royalties subject to specified annual minimums. USITC was granted an option to purchase the rights to these lines for $2.8 million. Subsequently, an existing distribution agreement with Quimlam, Inc. covering the Allercreme product line was terminated and these distribution rights were granted to USITC on a non-exclusive basis up to December 31, 2001. Currently, we are planning to divest and sell off the Allercreme line and have discontinued the manufacture of these products.

On September 27, 2002 we signed an agreement with USITC for the purchase by them of the rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme, Inc. These product lines had been licensed by us to USITC since May 1999, and the purchase was made under a purchase option provided for in the license agreement. The purchase price was $2.8 million, payable $400,000 in cash at closing, followed by twenty-three consecutive quarterly payments of $100,000 each beginning in September 2003, and the application of a deposit of $100,000 made by USITC towards the agreed upon purchase price. Interest is payable on the outstanding principal balance at an annual rate of 10%. The transaction closed on December 31, 2002.

Biopharmaceuticals and Drug Delivery Technology

Sexual Dysfunction

We have developed, patented and, while we already have approval in Denmark, New Zealand and the United Kingdom, are in the process of securing other European marketing approvals for Invicorp, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”). Invicorp is a combination therapy comprised of phentolamine mesylate (“PMS”) and vasoactive intestinal peptide (“VIP”), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems that causes erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

The commercial potential of products for the treatment of ED is significant and growing. A study released in 2002 by Decision Resources, Inc. (the “2002 Study”) estimates that in 2001 some 70 million men in the seven major pharmaceutical markets covered by the study (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) suffered from some degree of ED. The incidence of ED increases with age, and therefore is expected to grow as the median age of the world’s population increases. ED is also associated with a number of common conditions including arteriosclerosis, diabetes, hypertension and the use of such medications as beta blockers and tricyclic antidepressants. According to the 2002 Study, seven-market sales of drugs and devices to treat ED totaled $1.3 billion in 2001 and are expected to grow at an annual rate of 10%, reaching $3.6 billion in 2011.

According to the 2002 Study, oral medications (principally Pfizer, Inc.’s sildenafil product Viagra) represented in excess of 92% of total 2001 sales of ED products in the studied markets. However, these oral therapies are ineffective, medically contraindicated or otherwise unsuitable for significant numbers of ED sufferers, who opt for “second line” injection therapies or penile implants, or who may forego therapy altogether. The 2002 Study indicated that physicians are increasingly likely to prescribe combination therapies to treat ED due to the fact that emerging localized drugs with improved methods of delivery will drive a trend towards combinations of oral and localized therapy in an effort to boost the overall efficacy of ED treatment.

Specifically, the 2002 Study found that men whose ED is classified as moderate or severe (those most likely to seek treatment) show a markedly lower response rate to sildenafil and other oral therapies than do those with mild ED; that certain patient groups (including diabetics, who have a high incidence of ED) experience particularly low response rates to sildenafil; that sildenafil is contraindicated for patients who take any form of nitrates (a group that represents 5-10% of men with ED); and that men who take both sildenafil and drugs such as erythromycin or cholesterol-lowering agents, which are metabolized by the same isoenzymes as sildenafil, are at risk for developing higher than desirable serum levels of sildenafil. In addition, Pfizer, Inc. has advised that sildenafil should not be taken by men who have suffered a recent stroke or myocardial infarction or men with hypotension or certain retinal disorders. Also, the 2002 Study found that some men for whom sildenafil is effective nevertheless decline to use it because of its relatively slow onset of activity.

Clinical trials of Invicorp suggest that it could become the therapy of choice for virtually all of these patients. It has been found to have a favorable side-effect and drug-interaction profile, permitting it to be prescribed for men with the various contraindications referred to above. In clinical trials, Invicorp has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy. In trials, participants have also reported lower incidences of penile pain and fibrosis than with other ED injection therapies. The 2002 Study concluded Invicorp has a novel micro-injection system that significantly reduces the pain associated with local invasive ED therapies. We believe this less painful system will be a major advantage over alprostadil injections.

As the 2002 Study found, we believe that mode of administration is an important factor affecting patient acceptance of injection therapy. We have developed Reliaject, a highly advanced, disposable autoinjector that renders the administration process uncomplicated and pain-free. We believe Invicorp and Reliaject to be the right drug in the right delivery system that will ideally address the needs of a significant segment of the ED market including ED sufferers for whom currently available therapies are ineffective or contraindicated. See “Government Regulation”.

On November 12, 2002 we signed a marketing and distribution agreement for Invicorp, for New Zealand with Douglas Pharmaceuticals (“Douglas”). This is our first licensing agreement for Invicorp and Douglas is to assume full marketing responsibility for Invicorp in New Zealand in exchange for revenue sharing. Douglas will also receive rights of first offer for future Senetek products in development, not limited to sexual dysfunction. In addition, Douglas will provide assistance for regulatory filings in Australia as well as marketing support for launching in other countries. The New Zealand launch of Invicorp is scheduled for the third quarter 2003.

We are also working on possible sales and marketing arrangements with potential licensees in Denmark, and also evaluating arrangements for the sales and distribution of Invicorp directly.

To enable both the Douglas and the potential Danish arrangement, we have engaged a regulatory consultant to assist the Company with filing the necessary variations for the change of manufacturing site and supplier of active ingredients with the Danish Medicines Agency and New Zealand’s Medsafe, which when approved will enable the supply of Invicorp to patients in these countries.

Drug Delivery Technology

Reliaject is Senetek’s compact, disposable, fully automatic, pre-filled self-injection system that accommodates multiple therapeutic applications. Reliaject is equipped with an ultra fine gauge needle, manufactured by a laser process for pain-free use and utilizes a dental cartridge to contain the drug to be injected. The needle is visibly undetectable by the patient during administration of the drug and appropriate needle depth is automatically reached before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In addition to Invicorp, we are studying this delivery system for other therapies including anaphylactic shock, migraine treatment, infertility regimens, human growth hormones and analgesics.

Diagnostic Monoclonal Antibodies

In 1995, we entered into a license agreement with the Research Foundation for Mental Hygiene (“the Foundation”), an agency operated by the State of New York, under which the Company was granted exclusive rights to certain of the Foundation’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license expires 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license (most recently) in 1999, 10 years from their inclusion. The three cell lines currently licensed expire in 2004, 2005 and 2009. The Company marketed these cell lines to major pharmaceutical companies including Glaxo, Pfizer, Wyeth Ayest, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech. In August 2000, we determined that the marketing of Diagnostic Monoclonial Antibodies was not a core business and entered into a sublicense for the remaining term of the Foundation license with Signet Laboratories, Inc., a leading medical diagnostic and research company, under which Signet now markets these cell lines and develops new cell lines covered by the Foundation license. We receive royalties on Signet’s sales, subject to certain minimum royalty guarantees, and remit a portion to the Foundation in accordance with the terms of its license.

Research and Development

We sponsor research in the life sciences and biotechnology fields involving the treatment of conditions related to aging, particularly our core fields of interest in sexual dysfunction and skin treatment. Our strategy has been to apply our available research and development resources to funding clinical research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest with a direct focus on getting our products into the market. Under these agreements, we are granted exclusive rights to patents for the manufacture and marketing of products arising from this research, with the researchers in certain cases being entitled to royalties or other payments in connection with commercialization of resulting products.

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

In furtherance of this strategy, in October 2001, we established a research professorship at the University of Aarhus, Denmark, at the University’s Center for Molecular Gerontology. Previous research programs with the University resulted in us acquiring the patent rights to Kinetin and Zeatin for certain applications. Under the terms of the grant, which will be administered by the University’s Natural Science Faculty, we will have a right of first refusal on discoveries resulting from the sponsored research.

On January 29, 2003, Dr. Brian Clark, one of the founders of Senetek PLC and co-discoverer of its proprietary skincare compounds, Kinetin and Zeatin, agreed to lead our Research and Development program as Chief Scientist. Dr. Clark is based at the University of Aarhus, Denmark at its Center for Molecular Gerontology. Dr. Clark’s will be working on our future research and development infrastructure and will assess the scientific feasibility of acquiring new technologies.

Our research and development expenditures amounted to $1,332,000, $344,000 and $821,000 for 2002, 2001 and 2000, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Under the terms of various of our skincare license agreements, licensees are responsible for developing new products and applications, and gaining product approvals based upon the technologies and patents covered by the licenses.

We expect research and development spending for our sexual dysfunction products to increase significantly as we progress with the Mutual Recognition Procedure (“MRP”) in Europe and prepare for discussions with the U.S. FDA, regarding the number and scope of Invicorp clinical trials in the U.S. In this connection, we are working with Quintiles, a leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts in bringing Invicorp to market in Europe and in the US as efficiently as possible. We are currently working with the Danish Medicines Agency on the MRP process and with the Medicines

Control Agency in the United Kingdom on an Invicorp ampoule product and have commenced work for the reactivation of our Investigational New Drug approval with the FDA in the US. After completion of their assessment work on the updated clinical and pharmaceutical dossiers, assuming satisfactory results, the Danish Medicines Agency is expected to progress the MRP filings and we are hopeful of receiving additional European Union approvals during the first quarter of 2004. We anticipate spending up to $500,000 in 2003 on this research and development, including costs related to the granting of the European Union Marketing approvals for our Invicorp product. Additionally, we are attempting to develop strategic relationships with companies that can help us share in the cost of obtaining the necessary regulatory approvals and market the product.

Overall, we expect future research and development spending to increase as we develop our pipeline of proprietary technology. The Company expects, however, a portion of these expenses to be absorbed by its existing and future commercial partners.

Manufacturing and Marketing

Marketing

Consistent with our strategy of building a high-margin revenue stream, all of our current revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. We expect to maintain this business model in the case of emerging products in our Skincare Segment, where achieving acceptable distribution is dependent upon a broad-based sales and distribution network within the particular class of trade. In addition, we plan to introduce our own proprietary Kinetin Plus line in 2003 direct to consumers, spas and salons. We anticipate spending approximately $50,000 on the test marketing of these products. Marketing expenditures could increase significantly if the company’s product line is well received. In the case of Invicorp and its associated delivery systems, we are currently reviewing whether to undertake sales and distribution directly or through an alliance with a company with appropriate sales and distribution infrastructure. Should we opt to realize the potential profits of direct distribution to urologists and other specialists or to retailers that fulfill such professionals’ prescriptions, significant expenditures will be required to establish and operate the necessary infrastructure. Should we opt to establish an alliance with a company having an established retailing and distribution network in a particular market, we will seek to subsidize ongoing marketing approval expense through co-development arrangements and to realize revenues through licensing fees and royalties or other participation in the third party’s sales or through shared equity or other joint venture arrangements.

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

With regard to our ED medication, Invicorp, the active ingredients, VIP and PMS are currently available from suppliers in quantities believed to be adequate for the Company’s requirements following marketing approval in Europe. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. We believe that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available.

As of December 31, 2002 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling and assembly of the Reliaject system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that an additional spending of approximately $700,000 will be required to bring these assets into commercial use. Invicorp is currently approved in three countries and on an ongoing basis we are reviewing potential partners for marketing and distribution arrangements for Invicorp in Europe. Since we cannot assure that we will be successful in securing an arrangement that will meet our return on investment (ROI) criteria, we are also developing an alternative plan for marketing and distributing Invicorp on our own. Running in parallel to our regulatory and pre-marketing efforts in Europe, we have finalized consolidating our manufacturing equipment for the production of Reliaject in Napa, California. Our plans are to manufacture the Reliaject components ourselves or lease or sell the equipment to an experienced device manufacturer while securing the exclusive rights for Reliaject for our core markets of erectile dysfunction and anaphylaxis. During the third quarter of 2002, we commissioned an independent study to determine the fair value of the exclusive manufacturing rights of the Reliaject autoinjector system with an established firm of Valuation Advisors. They have formed the opinion that the fair value of these rights is in the range of $3.5 to $4.0 million. The market assumptions in the valuation model were based on Invicorp gaining approval under the European mutual recognition process in the third quarter of 2003 and making estimates of Invicorp in Reliaject sales in accordance with market research data. Obtaining regulatory approvals throughout the European Union represents a key prerequisite to securing collaborative partners or customers. Should we not be successful in gaining European Union approvals, operating the manufacturing equipment for production of Reliaject components ourselves or in leasing the equipment to a third party or its outright sale, we could be required by accounting rules to write down all or part of the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Competition

The bulk of our current revenues are derived from licenses to manufacture and/or market products containing our patented Kinetin ingredient, with smaller amounts being derived from agreements for the manufacture and sale of non-core skincare and consumer products and cell lines for the production of monoclonal antibodies used in research. While our patents and patent licenses currently protect us from competition from sales of products within the specific scope of our patents and license rights, many companies are engaged in the development and marketing of products competitive with our patented and licensed products. Regarding our ED products, all necessary governmental marketing approvals have not yet been obtained. Assuming they are obtained we will compete with many other companies having established products in the marketplace including Pharmacia Upjohn, Schwarz Pharma, and Vivus, having developed Caverject and Edex and MUSE respectively. We believe Invicorp offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, Inc. with its Viagra product controls the bulk of the oral therapy market, which currently represents in excess of 92% of the worldwide ED market. We consider Invicorp to be complimentary rather than competitive to the oral therapy market as it addresses the needs of patients for whom the oral therapies are not effective or well-tolerated.

The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. We compete and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of our existing or potential competitors have substantially greater financial, technical and human resources and name recognition than do we and are better equipped to research, develop, patent, conduct pre-clinical testing and human clinical trials, manufacture, and market products. These companies have the capability and resources to develop or acquire and market products that compete with our existing and planned products, and the timing of the market introduction of our own and our competitors’ products will be important competitive factors affecting our future results.

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

Product Approval-United States

In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our pharmaceuticals. The steps required before a pharmaceutical product may be marketed in the United States include:

•	Preclinical laboratory testing;

•	Submission to the FDA of an Investigational New Drug Application which must become effective before human clinical trials may be commenced;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	Submission of a New Drug Application to the FDA; and

•	FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

Clinical trials of new pharmaceuticals in humans are designed to establish both the safety and the efficacy of the pharmaceutical in treating a particular disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of volunteers is given the new compound in order to identify toxicities and characterize the compound’s behavior in humans. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease and to establish dose levels. Phase III studies are large-scale studies designed to confirm a compound’s efficacy for the targeted disease and identify toxicities that might not have been seen in smaller studies. Once adequate data have been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all available data is submitted to the FDA as part of the New Drug Application.

Invicorp has received Investigational New Drug approval from the FDA, and we intend to pursue clinical trials and the filing of a New Drug Application with the FDA for Invicorp following completion of pre-marketing approvals in Europe.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of certain non-pharmaceutical products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued “monographs”. Currently, such regulations do not apply to non-monograph products, such as Kinetin, though the FDA does regulate issues such as labeling and has the power to seize such products found to be adulterated. However, there can be no assurance that the Federal Food, Drug and Cosmetics Act or the regulations thereunder will not be changed so as to subject non-monograph products to increased regulation.

Product Approval—Other Countries

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

Invicorp was approved for marketing in Denmark in July 1998. In June 2000 the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp in New Zealand. In October 2000, the United Kingdom Medicines Control Agency granted a Marketing Authorization for Invicorp in the United Kingdom, where it is currently sold to physicians for prescribing on a “named patient” basis. An application for Marketing Authorization Approvals under the European Mutual Recognition Procedure has been initiated, with Denmark being selected as the Reference Member State. During 2003, we will be evaluating and processing Marketing Authorization Applications for up to 16 other European Union member states. Depending on the cost and timing of the approved process, we could spend up to $500,000 in 2003 on research and development for Invicorp. While we anticipate that Invicorp will be approved for marketing in at least the majority of countries participating in the European Mutual Recognition Procedure, no assurance can be given that such approvals will be granted, or that such approvals, if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the revenues anticipated from our Pharmaceuticals Segment.

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

In the United States, government-funded and private insurance programs reimburse or pay directly the cost of many medical treatments, prescription drugs and medical devices. The U.S. Health Care Financing Administration (“HCFA”) sets reimbursement policy for the Medicare program in the United States, and has established a national coverage policy for the diagnosis and treatment of ED in Medicare beneficiaries. Private insurance coverage for ED treatment, however, varies widely across the United States, and the introduction and popularity of Pfizer’s Viagra® resulted in some plans establishing broad coverage exclusions for ED treatment. As Viagra is an oral therapy and therefore in a different usage category, we believe that such coverage exclusions will not apply to Invicorp.

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

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our royalty-driven business model and that trademarks are also of significance, particularly within our Skincare Segment. Our policy is to file patent applications to protect inventions and improvements considered important to the development of our business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. Typically, U.S. patents expire 17 years after the grant date and foreign patents expire up to 20 years after filing of the patent application. As of December 31, 2002 we hold approximately 125 issued patents, including patents for Invicorp for the use of vasoactive intestinal polypeptide and phentolamine mesylate in the treatment of ED, granted in 18 countries and pending in fifteen other countries, patents for Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 25 countries and pending in nine other countries, patents for Kinetin and Zeatin for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 15 countries and pending in one other country, and autoinjector patents for the delivery of therapeutic ingredients, granted in 27 countries and pending in eight other countries. In January 2003 we were granted a patent in one country for cytokinins (including Kinetin) in the treatment of inflammatory diseases.

It is noted, however, that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first person to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention is further complicated by the fact that patent applications in the United States are maintained in secrecy until a patent is issued or denied, generally years after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (“PTO”) long after the patent was issued based upon another party’s claim of earlier invention. Furthermore, as only novel inventions are patentable, a patent-holder may be subject to proceedings in the PTO or in federal court attacking the validity of the patent based on alleged obviousness or so-called “prior art”, or based on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also arise under the laws of most foreign countries in which we hold patents or have filed patent applications. We have successfully defended against claims of invalidity and unenforceability of our Kinetin patents (see “Legal Proceedings”). However, while we believe that our patents are valid and enforceable, there can be no assurance that if, in the future, we must enforce any one or more of our patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while we believe that our products do not infringe the valid claims of any third party’s patents, there can be no assurance that we would prevail if a third party sought to enforce its patent against us by a suit for an injunction or damages.

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by us to protect our patents or brought by a third party challenging such patents, are time-consuming, disruptive of management and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that we could be exposed to costs which could have a material adverse effect on our business even if we were successful in enforcing our patents against an infringer or successful in defending against proceedings to invalidate our patents or proceedings alleging breach by us of a third party’s patents. Additionally, if we were unsuccessful in proceedings challenging our patents, third parties licensed by us under those patents might seek to terminate such licenses and cease paying royalties. If we were unsuccessful in defending against a claim that we had infringed a third party’s patent, even unknowingly, we could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Because of our relative lack of financial and management resources, we could be less able than our competitors to bear such risks.

Employees

As of December 31, 2002, we had twelve full-time employees, comprised of three persons at our drug development center at Kettering in the United Kingdom and nine persons at our Napa, California headquarters.

RISK FACTORS

As stated in the preamble to this Annual Report on Form 10-K, this document contains numerous forward-looking statements which we believe to be a fair reflection of our risks and opportunities. However, such statements by their nature are future-related and involve substantial uncertainties. In addition to those factors referred to elsewhere in Part I of this Annual Report, particularly the Sections in Item 1 entitled “Competition”, “Government Regulation” and “Intellectual Property”, and in Part II of this Annual Report, particularly in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have identified the following factors that may affect whether future events may differ materially from the expectations described in such forward-looking statements.

Limited Product Offering and Relatively Fixed Revenue Stream.    Substantially all of our current revenue base is derived from license fees on our patented Kinetin ingredient, which are being amortized into income over the terms of the licenses, and royalties earned on licensees’ sale of such licensed products which are generally paid quarterly. In addition, part of current revenues reflect the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the Foundation under the terms of our license agreement with it. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream would be substantially curtailed, and if the Foundation’s patents were successfully challenged, the Foundation failed to renew its license with us beginning in 2004, or if the State of New York ceased supporting the Foundation, our sublicense with Signet would yield substantially reduced revenues. Additionally, our present revenue stream is tied to our licensees’ sales of licensed product and accordingly is relatively fixed unless new territories are launched or expansion in existing territories occurs. Should we be faced with significant cash requirements in connection with gaining regulatory approvals of our biopharmaceutical products currently in development or in connection with protecting our patents or defending against patent infringement litigation, our capital resources might be inadequate to fund our capital needs, as described below.

Concentrated Revenue Base.    In 2002, three of our customers accounted for 35%, 30% and 11% of our revenue and approximately 52%, 13% and 13%, respectively of our net trade receivables at December 31, 2002. However, while we have no security for payment of such trade receivables, we believe that all of such customers are credit-worthy and committed to fully performing their license obligations. Nevertheless, should any of such customers cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected. Subsequent to December 31, 2002, approximately 99% of the above mentioned accounts receivable were collected in full.

Limited Capital Resources.    As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of our borrowings are from a single source pursuant to agreements under which our funding source has substantial control over our ability to incur additional debt or dispose of assets, substantially all of which are pledged as security for our borrowings. In the event that we are unable to fund through our operating cash flow or raise additional cash through equity offerings, continued product development and governmental marketing approvals of our pharmaceutical products or such unbudgeted expenses as the defense of our position in patent litigation, we would currently be dependent upon this source for additional funding, and if we were unable to arrange for funding upon acceptable terms, our business could be materially adversely affected.

New Product Pipeline.    We have a pipeline of new products and new indications for existing products in development, and should we be successful in developing and obtaining marketing approvals for these products, to the extent required, we expect to be successful in our business plan to achieve high-margin, replicable revenues and increasing profits. However, because of regulatory and competitive uncertainties, no assurance can be given that these products can be successfully developed and marketed.

Competitive ED Therapies.    Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra represents virtually all of this oral medication market. We believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems. However, there can be no assurance that new competitive injectable ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that our injection therapy will in fact gain acceptance.

Competitive Impacts on our Market for Skincare Ingredients.    We face intense competition for the discovery and development of ingredients to address signs of photoaging and other skincare conditions from large, global companies with far greater research, development and marketing resources than ours, and there can be no assurance that our existing products or new products developed for our Skincare Segment will maintain market acceptance in competition with existing and new offerings of our competitors.

Management Infrastructure.    We currently employ 12 people, and have a very small, though we believe highly qualified and motivated, management cadre. Should we lose significant management resources and be unable to attract high caliber replacements to continue implementing our business plan, we could be materially adversely affected. We are actively seeking to build management, operational and marketing infrastructure, but there can be no assurance that we will be able to staff our requirements in a manner adequate to support our planned growth.

ITEM 2— PROPERTIES

We lease approximately 31,000 square feet in Napa, California for our headquarters. The headquarters facility includes approximately 7,300 square feet of manufacturing space and 23,700 square feet of research, marketing and administrative space. The lease for the Napa facility expires in December 2007. We also lease an approximately 2,500 square foot building in Kettering, United Kingdom, under a 5-year lease with a break option after one year. The UK break option has been exercised as of March 10, 2003 and we are in the process of moving into 900 square feet of office space in St Neots, United Kingdom, under a 5-year lease with a 3 month rolling break option.

ITEM 3— LEGAL PROCEEDINGS

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

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

                  MATTERS

There is currently no established public trading market for our Ordinary shares. Senetek American Depositary shares (each representing one Ordinary share and evidenced by one American Depositary Receipt) began trading on the over-the-counter market in the United States in November 1984 and have been traded through The Nasdaq Smallcap Market since May 1986. The depository for these shares is the Bank of New York.

The following table sets out the range of high and low closing bid prices for the American Depositary shares during each quarter of our two most recent fiscal years, as reported by the Nasdaq Smallcap Market.

Fiscal Year Ended December 31, 2002

	HIGH	LOW
QUARTER ENDED:
March 31	$1.22	$0.66
June 30	1.04	0.61
September 30	0.72	0.50
December 31	0.77	0.49

Fiscal Year Ended December 31, 2001

	HIGH	LOW
QUARTER ENDED:
March 31	$1.22	$0.75
June 30	1.30	0.78
September 30	1.05	0.45
December 31	0.75	0.46

As of March 27, 2003 there were approximately 220 holders of record of our Ordinary shares, and approximately 1400 holders of record of American Depositary shares. The bid price of American Depositary Shares at March 27, 2003 was a high of $0.50 and a low of $0.48.

Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the Ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $86,558,000 at December 31, 2002. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	6,451,875	$1.42	1,964,750
Equity compensation plans not approved by security holders	260,000	1.50	—

Total	6,711,875	$1.42	1,964,750

ITEM 6— SELECTED FINANCIAL DATA

The selected consolidated statement of operations data presented below for each of the years in the three-year period ended December 31, 2002 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from and should be read in conjunction with our audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1998 and 1999 and the selected consolidated balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from the audited consolidated financial statements contained in our annual reports to shareholders. The presentation of consolidated balance sheet data below for all periods presented reflects a reclassification of accrued compensation on stock option grants to share premium in stockholders’ deficit.

In accordance with the Financial Accounting Standards Board (FASB) Interpretation No. 44, which became effective July 2000, we have changed our accounting principles for the recognition of stock compensation expense for our non-executive directors. We have non-executive directors within the scope of Accounting Principles Bulletin (“APB”) No. 25 and have reported the cumulative effect of changing to this new accounting principle in net income for the period of the change. This change in accounting principle increased net income in 2000 by $1,038,000.

	Year ended December 31,
	2002	2001(1)	2000(1)	1999(1)	1998(1)
	($ in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues	$9,409	$8,453	$3,534	$8,263	$4,672

Income (Loss) from continuing operation before extraordinary loss on extinguishment of debt, change in accounting principle and discontinued operations	847	(19)	(5,917)	(10,205)	(22,492)
Discontinued operations	694	404	225	—	—
Extraordinary loss on extinguishment of debt	—	—	—	(1,657)	—
Cumulative effect of change in accounting principle	—	—	1,038	—	—

Net Income (Loss)	$1,541	$385	$(4,654)	$(11,862)	$(22,492)

EARNINGS PER SHARE:
Basic and diluted income (loss) from continuing operations before extraordinary loss on extinguishment of debt, change in accounting principle, and discontinued operations	$0.02	$—	$(0.10)	$(0.18)	$(0.41)
Discontinued Operations	0.01	0.01	—	—	—
Extraordinary loss on extinguishment of debt	—	—	—	(0.03)	—
Cumulative effect of change in accounting principle	—	—	0.02	—	—

Basic and diluted net income (loss) per Ordinary share outstanding	$0.03	$0.01	$(0.08)	$(0.21)	$(0.41)

(1)	Fiscal years 1998 to 2001 have been reclassified to account for the discontinued operations in 2002.

See Note 14 to the consolidated financial statements.

	As of December 31,
	2002	2001	2000	1999	1998
	($ in thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Assets:
Cash and cash equivalents	$3,572	$1,814	$828	$1,840	$808
Trade receivables and other current assets	1,577	2,076	1,392	1,605	1,809
Inventory	408	312	596	511	731

Total current assets	5,557	4,202	2,816	3,956	3,348
Property & equipment, net	3,249	3,299	3,748	4,060	4,311
Goodwill and other intangible assets, net	1,308	1,308	1,441	1,631	1,766
Deferred financing costs	—	—	—	—	1,241

Total assets	$10,114	$8,809	$8,005	$9,647	$10,666

Liabilities:
Accounts payable	$573	$962	$1,378	$2,230	$1,602
Accrued liabilities	1,172	1,189	976	1,095	1,630
Note payable	—	20	546	700	—
Line of Credit	—	—	—	—	2,389
Capital leases	—	—	—	42	—

Total current liabilities	$1,745	$2,171	$2,900	$4,067	$5,621

Long term liabilities:
Notes payable	6,271	5,407	5,846	4,520	—
Capital Leases and other	98	—	—	—	46
Deferred license fees	1,621	2,621	2,982	543	—
Accumulated deficit	(86,558)	(88,099)	(88,484)	(83,830)	(71,968)
Stockholders’ (deficit) equity	$379	(1,390)	(3,723)	517	4,999

Total Liabilities & Stockholders’ (deficit) equity	$10,114	$8,809	$8,005	$9,647	$10,666

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                  RESULTS OF OPERATIONS

General

We received our initial funding from a public issuance of Ordinary shares in the United Kingdom in November 1983. In May 1986, we completed a public financing in the U.S. resulting in the issuance of 1,322,500 Units, each consisting of one Ordinary share and one “A” and one “B” warrant for the purchase of an equivalent number of Ordinary shares. The Ordinary shares were issued as American Depositary shares, evidenced by American Depositary Receipts, and together with the “A” and “B” warrants, were traded under the Nasdaq Automated Quotations System. Unexercised “A” and “B” warrants ceased trading upon the lapsing of their respective extended exercise dates in May 1997. Since May 1986, we have relied on private placements of Ordinary shares, convertible debentures and warrants to add to our capital base.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and are presented in U.S. dollars.

Material Changes in Financial Condition

During the year ended December 31, 2002, our liquid position, represented by cash and cash equivalents, increased by $1,758,000 to $3,572,000. This increase is due primarily to the excess of our operational cash flow and proceeds from the sale of discontinued operations, over capital expenditure and repayment of debt obligations. Through improvements in our results and net trade cycle, we have increased our current ratio to 3.18, a substantial improvement from 1.94 as of December 31, 2001.

Significant Trends

A substantial improvement in our operating results and a marked improvement in our current ratio were the major financial highlights in 2002.

	2002	2001	2000
	($ in thousands)
Revenues	$9,409	$8,453	$3,534
% improvement	11.3%	139.1%
Operating Income (loss)	$2,281	$1,633	$(3,903)
Net Income (Loss)	$1,541	$385	$(4,654)
Current ratio	3.18	1.94	.97
Increase (Decrease) in Cash	$1,758	$989	$(985)

The positive trends in our financial results have been achieved through the successful implementation of our high margin business model, greater management focus, the out-sourcing of non-core businesses, and more efficient research and procurement programs.

We have also shown a continuous improvement in our current ratio (current assets divided by current liabilities), a result achieved by tighter management of our net working capital.

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development (the “Pharmaceuticals Segment”) and the supply of proprietary skincare products (the “Skincare Segment”) to licensees.

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
Operating Income (Loss) from Continuing Operations:
Pharmaceuticals:
Revenues
Product sales	$27	$25	$782
Royalties	1,034	1,338	410

Total Revenues	1,061	1,363	1,192
Cost of sales	295	379	583

Gross profit	766	984	609
Operating expenses
Research & Development	1,161	303	753
General & Administrative	2,402	2,503	2,574

Total Operating Expenses	3,563	2,806	3,327

Loss from operations	$(2,797)	$(1,822)	$(2,718)

Skincare:
Revenues
Product sales	$2,157	$4,191	$1,721
Royalties & License fees	6,191	2,899	621

Total Revenues	8,348	7,090	2,342
Cost of sales	697	1,091	886

Gross Profit	7,651	5,999	1,456
Operating expenses
Research & Development	171	41	68
General & Administrative	2,402	2,503	2,573

Total Operating Expenses	2,573	2,544	2,641

Income from operations	5,078	3,455	(1,185)

Income (loss) from continuing operations	$2,281	$1,633	$(3,903)

	2002	2001	2000
	($ in thousands)
Overall income (loss) from continuing operations Before Taxation:
Pharmaceuticals:
Loss from operations	$(2,797)	$(1,822)	$(2,718)
Interest income	—	30	46
Interest (expense) including amortization of Debt discount	(1,442)	(1,558)	(2,001)
Other expense, net	(17)	(62)	(5)

Loss before tax	$(4,256)	$(3,412)	$(4,678)

Skincare:
Income from operations	5,078	3,455	(1,185)
Interest income (expense), net	38	(56)	(54)

Income (loss) before tax	$5,116	$3,399	$(1,239)

Total overall income (loss) from continuing operations before taxation	$860	$(13)	$(5,917)

The allocation of general and administrative expense between segments for the years ended December 31, 2001 and 2000 has been re-calculated to be consistent with the method of allocation for the corresponding year ended December 31, 2002. There is no change to the previously reported total for general and administrative expense for the years ended December 31, 2001 and 2000.

Revenues (Continuing Operations)

Our revenues of $9,409,000 for the year ended December 31, 2002 comprised $27,000 from the sale of named patient ED products, $1,034,000 of royalties earned from Signet’s sales of monoclonal antibodies, $6,191,000 from royalties payable on third party sales and $2,157,000 from the sale of skincare products.

Our revenues of $8,453,000 for the year ended December 31, 2001 comprised $25,000 from the sale of named patient ED products, $1,338,000 of royalties earned from Signet’s sales of monoclonal antibodies, $2,899,000 from royalties payable on third party sales and $4,191,000 from the sale of skincare products.

Our revenues of $3,534,000 for the year ended December 31, 2000 comprised $76,000 from the sale of named patient ED products, $706,000 from the sale of monoclonal antibodies, $410,000 of royalties earned from Signet’s sales of monoclonal antibodies, $621,000 from royalties payable on third party sales and $1,721,000 from the sale of skincare products.

On June 15, 2000, we entered into a license and royalty agreement with Revlon for Kinetin in the mass market, excluding certain Asian countries. In exchange for these rights we received a non-refundable license fee of $3,000,000. In connection with this licensing arrangement we issued to Revlon warrants to purchase one million of our Ordinary shares at a price of $6 per share. The fair value of the warrants which amounted to $762,000 was deducted from the license fee received and the balance of the fee was recorded as deferred income which will be recognized over the life of the Kinetin patent.

The overall revenue increase of 11.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001 was represented by an increase in skincare revenues of 17.7% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies revenues of 22.2%.

The 17.7% increase in overall skincare revenues was due mainly to increased royalty income from licensees of $3.3 million, particularly with Revlon and The Body Shop. Also, included in the revenue increase was $872,000, recognized in the second quarter, of a remaining unamortized deferred license fee as a result of the termination and settlement of our licensing agreement with OMP, Inc. on May 31, 2002. Overall revenue from OMP, Inc. increased approximately $700,000 from 2001 to 2002. Also included in royalty income was $211,000 resulting from a royalty audit of one our licensees. However, these royalty income increases were partly offset by reduced product sales to ICN Pharmaceuticals of approximately $2.0 million.

The 22.2% decrease in pharmaceutical revenues, $1,061,000 in year 2002 vs. $1,363,000 in year 2001 was due to a decrease in sales volume. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The overall revenue increase of 139% for the year ended December 31, 2001 compared to the year ended December 31, 2000 was represented by an increase in skincare sales of 202% and an increase in pharmaceutical sales, comprising named patient sales and monoclonal antibodies revenues of 14.3%.

The 14.3% increase in pharmaceutical revenues was due to an increase in volume resulting from the sub-licensing of these products to Signet in August 2000. The sales of monoclonal antibodies, some of which are used for the early diagnosis of Alzheimer’s Disease, follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 202% increase in skincare revenues was due mainly to increased Kinetin-based product sales to our licensees for whom we supply products, and royalty income from licensees, particularly Revlon and ICN. Revlon’s Almay Kinetin Skincare launch was successful in the U.S. and select overseas markets, and is supported by major regional and national television and print advertising and promotional campaigns pursuant to Revlon’s contractual obligations to Senetek.

Substantially all of the Company’s current revenue base is derived from license fees and royalties on its patented Kinetin cosmetic ingredient, and revenues on licensees’ sale of such licensed products. In addition, part of current revenues reflect the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the Foundation under the terms of the Company’s license agreement with it. If the Company’s patents on Kinetin were successfully challenged and the Company’s Kinetin licensees sought to terminate their licenses, the Company’s revenue stream would be substantially curtailed, and if the Foundation’s patents were successfully challenged or the Foundation failed to renew its license with the Company in 2005 for the cell lines covered by the original license, the Company’s sublicense with Signet would yield substantially reduced revenues. Additionally, the Company’s present revenue stream is tied to its licensees’ sales of licensed product and accordingly is relatively fixed by supply of product to meet consumer demand. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its biopharmaceutical products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs, as described below.

Cost of Sales

Cost of sales for the year ended December 31, 2002, which includes contract manufacturing, material costs and royalty expense was $992,000, down 32.5% from the year ended December 31, 2001, despite a 11.3% increase in revenues. Cost of sales as a percentage of sales was 10.5% for the year ended December 31, 2002 compared to 17.4% for the year ended December 31, 2001 and 41.6% for the year ended December 31, 2000.

The cost of sales expressed as a percentage of net revenues decrease is due mainly to the recognition of increased royalties income from Revlon, ICN, The Body Shop, OMP and Med Beauty for which there are no associated costs.

In the Pharmaceutical Segment, cost of sales for the year ended December 31, 2002 was $295,000, a decrease of 22.2% from $379,000 for the year ended December 31, 2001. This reduction was due to a 22.2% reduction in pharmaceutical sales. For the year ended December 31, 2001, the cost of sales was $379,000, a reduction of 35% from $583,000 for the year ended December 31, 2000. This reduction was due mainly to out-licensing arrangements that replaced product sales with royalty income.

In the Skincare Segment, cost of sales for the year ended December 31, 2002 was $697,000, a decrease of 36.1% from $1,091,000 for the year ended December 31, 2001 but as a percentage of net skincare revenue, cost of sales decreased to 8.4% in 2002 compared to 15.4% in 2001 and 37.8% in 2000, reflecting an increasing ratio of royalty revenues to product sales revenues. During the year 2001, there was an increase in product sales to ICN compared with the year 2000, resulting in an increase in skincare cost of sales of 23.1% over the $886,000 cost of sales for the year ended December 31, 2000.

Research and Development

Pharmaceutical Division

Research and development expenses in the year ended December 31, 2002 were $1,161,000, compared with $303,000 and $753,000 in 2001 and 2000, respectively.

The increase of $858,000 in 2002 compared to 2001 was due to higher levels of spending, mainly in the areas of expert consulting and process validation for the development of Invicorp as we proceed with the MRP and finalize arrangements for the manufacture and supply of product. Increased efforts related to the Company’s efforts to gain approval and complete its drug delivery devices, Reliaject and Adriaject, also resulted in increased development expenditures. We also engaged the services of a senior scientific consultant during the third quarter of 2002.

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

We expect research and development spending for our sexual dysfunction products to potentially increase significantly as we progress with the MRP in Europe and prepare for discussions with the FDA, regarding the number and scope of Invicorp clinical trials in the U.S. In this connection, we are working with Quintiles, a leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts in bringing Invicorp to market in Europe and in the US as efficiently as possible. We are currently working with the Danish Medicines Agency on the MRP process and with the Medicines Control Agency in the United Kingdom on the Invicorp product and have commenced work for the reactivation of our Investigational New Drug approval with the FDA in the US. After completion of their assessment work on the updated clinical and pharmaceutical dossiers, assuming satisfactory results, the Danish Medicines Agency is expected to progress the MRP filings and we are hopeful of receiving European Union approvals during the first quarter of 2004. Depending on the cost and timing of the approval process with the Danish Medicines Agency, we could potentially spend up to $500,000 in 2003 on this research and development, including costs related to the granting of the European Union Marketing approvals for our Invicorp product. We are attempting to develop strategic relationships with companies that can help us share in the cost of obtaining the necessary regulatory approvals and market the product.

We are also in the process of filing manufacturing site variation applications for Invicorp with the Danish Medicines Agency and New Zealand’s Medsafe, which when accepted will enable us to supply product to patients in these countries, where we already have existing marketing approvals. We are expecting to launch Invicorp in New Zealand in the third quarter of 2003, followed by an Invicorp launch in Denmark in the fourth quarter of 2003.

We are also continuing our development of our drug delivery devices, Reliaject and Adrenaject, and anticipate moving forward with product completion and necessary regulatory approvals.

Overall we anticipate our research and development expenditures in 2003 to be consistent with our 2002 level.

Skincare Division

Research and development expenses in the year ended December 31, 2002 were $171,000 compared with $41,000 and $68,000 in 2001 and 2000, respectively.

The $130,000 increased expenditures in 2002 compared to 2001 was primarily due to the increased funding provided to our research partners for the development and testing of potential new skincare products.

The decrease of $27,000 in 2001 compared with 2000 is mainly due to reduced expenditures resulting from the shifting of responsibility for regulatory filings, product testing and formulation development to our commercial partners.

Overall we do not anticipate any significant changes during 2003 related to research and development efforts of our skincare products. As we have done over the past few years, utilization of strategic commercial partners has helped limit these expenditures

General and Administrative

The allocation of general and administrative expense between segments for the years ended December 31, 2001 and 2000 has been re-calculated to be consistent with the method of allocation for the corresponding year ended December 31, 2002. There is no change to the previously reported total for general and administrative expense for the years ended December 31, 2001 and 2000. The general and administrative expenses are allocated equally to each business segment.

Pharmaceutical Division

General and administrative expenses totaled $2,402,000 for 2002, compared with $2,503,000 for 2001 and $2,573,000 for 2000, respectively.

The decrease of $101,000 in 2002 compared to 2001, and the decrease of $71,000 in 2001 compared to 2000 was mainly due to more efficient spending programs and the elimination of non-essential administration activities.

The Company expects General and Administrative expenses could increase up to 10% in 2003 over the 2002 level as a result of increased salary and benefits related to hiring additional personnel.

Skincare Division

General and administrative expenses totaled $2,402,000 for 2002, compared with $2,503,000 for 2001 and $2,574,000 for 2000, respectively.

The decrease of $101,000 in 2002 compared to 2001, and the decrease of $71,000 in 2001 compared to 2000 was mainly due to more efficient spending programs and the elimination of non-essential administration activities.

The Company expects General and Administrative expenses to increase up to 10% in 2003 over the 2002 level as a result of increased salary and benefits related to hiring additional personnel.

Marketing and Promotion

During 2002 and 2001, the Company incurred no marketing or promotion expense. By the beginning of the third quarter of 2003 the Company expects to launch its own Kinetin Plus line directly to consumers, spas and salons using Direct Response TV advertising. In connection with this launch, the Company anticipates spending up to $250,000 developing products, producing the Direct Response TV advertisement, test marketing the product and producing inventory for sale.

Other Income and Expense

April 1999 Refinancing

In April 1999, the Company received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement with Windsor Capital, in exchange for new notes with Silver Creek Investments Limited, Dandelion Investments Limited, Bomoseen Investments Limited and Elstree Holdings Limited, bearing interest at 8% per annum and originally maturing in April 2002. The notes require semi-annual payment of interest only until maturity and are secured by all of the Company’s assets. Interest may be paid in cash or in Ordinary shares of the Company.

In connection with the April 1999 re-financing and settlement agreement, the Company issued Series A, B and C warrants to purchase an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million Ordinary shares at $1.50 per share and 1.2 million Ordinary shares at $2.00 per share, respectively. The Series B and Series C warrants expire 10 years from the date of issuance.

June 2001 Refinancing

On June 20, 2001, the Company and its lenders amended their borrowing arrangement, whereby, the maturity of these notes was extended until April 2004. A transaction fee amounting to 5% of the principal amount outstanding on these notes paid to Scorpion Holdings in Ordinary shares worth $369,000 and legal costs of $113,000 were incurred to effect this transaction. In connection with this amendment, the terms of the warrants were also amended. The expiration date of the Series A warrants was extended to ten years from the date of issuance and the exercise price per share was adjusted to $1.00. The exercise price per share of the Series B and Series C warrants have been adjusted to $1.25 and $1.00 respectively.

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms, the Company was required to recognize the excess of the sum of the fair value of the modified notes and the fair value assigned to the warrant modification as compared to the carrying value of the previous notes net of unamortized issuance costs, as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded in 2001.

The amortization of the discount on the notes amounted to $864,000 for the year ended December 31, 2002, compared to $1,095,000 and $1,326,00 for the years ended December 31, 2001 and 2000 respectively.

Also, included in other expense for the year ended December 31, 2002 is $578,000 of external interest expense primarily related to the notes payable of $7,389,000 compared with $519,000 and $665,000 for the years ended December 31, 2001 and 2000.

Change in Accounting Principle

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination.

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

Taxation

Refer to Note 13 to the Financial Statements for discussion of our net operating loss carry-forwards.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,758,000 during 2002 to $3,572,000. This increase is due to increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition we have increased our current ratio to 3.18 at December 31, 2002, a substantial improvement from 1.94 as of December 31, 2001.

We expect our operating cash flow and current available cash to fund our research and development budget for 2003, which is estimated at $1.3 million. However, we may also continue to rely on additional sources of private financing through equity financing, short term loans or proceeds from the exercise of options and warrants.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and are due and payable in full in April 2002. On June 20, 2001 under an amendment to the Securities Purchase Agreement the maturity of these notes was extended to April 2004. A transaction fee amounting to 5% of the principal amount outstanding was paid to Scorpion Holdings in Ordinary shares with respect to this transaction. The notes require semi annual payment of interest only until maturity and are secured by our assets. Interest may be paid in cash or in Ordinary shares of Senetek. During 2003, the Company will actively pursue refinancing these promissory notes. There can be no assurance that the Company will be able to secure new financing prior to the note’s maturity in April 2004.

The repayment of the notes is secured by all of the assets of Senetek PLC and its subsidiaries. In exchange for the issuance of the notes, we received $5,000,000 in cash (less expenses) and refinancing of $2,389,000 of our previously outstanding debt. We also issued Series A, Series B and Series C warrants to purchase Ordinary shares in connection with the issuance of the notes. Although we have received no commitment for the advance of any further funds, other lenders who advance up to an additional $7,611,430 may share in the collateral securing the notes described above on the same basis with the existing note holders.

Because substantially all of the Company’s borrowings are from a single source which has substantial control over the Company’s ability to incur additional secured debt or dispose of assets, substantially all of which are pledged as security for the Company’s borrowings, in the event that the Company is unable to fund through its operating cash flow or proceeds from the sale of equity securities, continued product development and governmental marketing approvals of its pharmaceutical products or such unbudgeted expenses as the defense of its position in patent litigation, it would currently be dependent upon this source for additional funding, and if it were unable to arrange for funding upon acceptable terms, the Company’s business could be materially adversely affected.

On June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit expired on June 20, 2002 and was never used.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases.

Although we expect that our operations will generate sufficient cash to meet our short term financial requirements, there can be no assurance that our revenue sources will continue or that our expenses will be as planned.

As of December 31, 2002 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that additional spending of approximately $700,000 will be required to bring these assets into commercial use. Invicorp is currently approved in three countries in Reliaject and ampoule format and we have solved all outstanding manufacturing issues. We are presently negotiating with a potential marketing partner a licensing arrangement for Invicorp in Europe. We are also developing an alternative plan for marketing and distributing Invicorp on our own. We will ultimately be making a decision on the expected financial outcomes of the two scenarios. Although these discussions may lead to a license agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreement, which could result in a write down of all or part of the carrying value of this asset. Such a write down, although it would not effect the Company’s short term cash position, would have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

Government Policy

It is our opinion that there are no aspects of government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of our business, except as generally described in Part I, Item 1, of this Form 10-K under the heading “Government Regulation.”

Impact of Inflation

We believe that inflation has not had any material effect on the results of our operations to date.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants list their three to five most “critical accounting policies” in Management’s Discussion and Analyses of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-K. We believe that the following accounting policies fit the definition of critical accounting policies.

Revenue Recognition

Revenue from the sale of the Company’s skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee on their sale of monoclonal antibodies are recognized in accordance with the contract. Under the contract, royalties received on Level 1 sales which represents Senetek’s original customer base, are at a higher rate than royalties received on Level 2 sales. Royalty income from Level 1 and Level 2 sales is recognized by Senetek on the basis of the Level 1 and Level 2 sales reports received from our licensee. Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Royalty revenue is generally paid by the Licensee within 60 days of quarter end. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management’s estimates.

Impairment of Goodwill and Other Long-lived Assets

We assess the impairment of goodwill and other long-lived assets such as property and equipment whenever events or changes in circumstances indicate that the carrying value may not recoverable. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends.

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

On January 1, 2002, Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we ceased amortizing this goodwill. We recorded approximately $133,332 of goodwill amortization during 2001 and would have recorded $133,332 in goodwill amortization during 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Based upon the analysis performed, no goodwill impairment is currently required. However, there can be no assurance that a future impairment charge might not be required.

As of December 31, 2002 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling and assembly of the Reliaject system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that an additional spending of approximately $600,000 will be required to bring these assets into commercial use. Invicorp is currently approved in three countries and on an ongoing basis we are reviewing potential partners for marketing and distribution arrangements for Invicorp in Europe. Since we cannot assure that we will be successful in securing an arrangement that will meet our return on investment (ROI) criteria, we are also developing an alternative plan for marketing and distributing Invicorp on our own. Running in parallel to our regulatory and pre-marketing efforts in Europe, we have finalized consolidating our manufacturing equipment for the production of Reliaject in Napa, California. Our plans are to manufacture the Reliaject components ourselves or lease or sell the equipment to an experienced device manufacturer while securing the exclusive rights for Reliaject for our core markets of erectile dysfunction and anaphylaxis. During the third quarter of 2002, we commissioned an independent study to determine the fair value of the exclusive manufacturing rights of the Reliaject autoinjector system with an established firm of Valuation Advisors. They have formed the opinion that the fair value of these rights is in the range of $3.5 to $4.0 million. The market assumptions in the valuation model were based on Invicorp gaining approval under the European mutual recognition process in the third quarter of 2003 and making estimates of Invicorp in Reliaject sales in accordance with market research data. Obtaining regulatory approvals throughout the European Union represents a key prerequisite to securing collaborative partners or customers. Should we not be successful in gaining European Union approvals, operating the manufacturing equipment for production of Reliaject components ourselves or in leasing the equipment to a third party or its outright sale, we could be required by accounting rules to write down all or part of the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Income Taxes

As a result of our historical losses, we have significant deferred tax assets that could be utilized if we generate future taxable income and are required to pay income taxes. However, pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryover may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. We have not determined if such a change in ownership has occurred or the amount of the loss carryover limitation, if any. We believe that our current business model will ultimately lead to sustained profitability and that the deferred tax asset will have value, but due to our lack of profitable historical operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our entire deferred tax asset. Should our operating results and analysis of “change in ownership” provisions indicate that our profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, we will reverse all or a portion of our valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

Contractual Obligations

The Company has contractual obligations to make future payments under its long-term note and non-cancelable lease agreements. The following table sets forth these contractual obligations:

	2003	2004	2005	2006	2007	Thereafter	Total
	(in thousands)
Notes payable (8% fixed rate)	$—	$7,389	$—	$—	$—	$—	$7,389
Other long term	30	30	30	8	—	—	98
Minimum rental commitments	345	371	371	362	362	—	1,811

Impact of Recently Issued Accounting Standards

See Note 2n to the Consolidated Financial Statements for a summary of recently issued accounting pronouncements.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currencies

We have operations in the United Kingdom, where the functional currency is the pound sterling. We follow currency translation principles established by Statement of Financial Accounting Standards (“SFAS”) No. 52. All assets and liabilities in the balance sheets of the UK operation are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of the UK operation are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of the UK operation are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the pound sterling exchange rate.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We currently have seven Directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	55
Uwe Thieme	Director	1998	61
Andreas Tobler	Director and Chief Operating Officer	1998	52
Franklin Pass	Director	2002	66
Wade Nichols	Director	2002	60
Anthony Williams	Director (appointed February 7, 2003)	2003	57
Kevin McCarthy	Director (appointed February 7, 2003)	2003	42

Mr. Massino became Chairman and Chief Executive Officer of Senetek PLC in November 1998. Prior to becoming Chairman and Chief Executive Officer of Senetek, Mr. Massino served as President of Carme Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo, Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused us soundly on our core competencies. During his career, Mr. Massino has successfully negotiated more than 40 licensing agreements with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982 was named “Division Manager of the Year.” While at Ortho, Mr. Massino was involved in the development of Renova, which in 1995, was also approved for anti-aging applications under the Renova trademark, and directed major product launches. As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $60 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions. Mr. Massino holds a degree in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is highly experienced in drug delivery technology and holds a patent on a drug delivery device. He is an active member of the Licensing Executives Society.

Dr. Uwe Thieme was appointed a director in April 1998. He qualified as a Doctor of Medicine at the Univ ersity of Gottingen in 1968 and became a Board Certified Radiologist in 1975. He currently practices as a senior partner in a private Radiology practice and is a Board Member of the German Radiology Association (“GRA”) and the German Radiology Science Association (“GRSA”). He is a member of the management advisory committee for the GRSA’s 8.1 billion Deutsche Mark pension fund. Until recently he has held the positions of Deputy Mayor of the City of Goslar and Deputy Governor of the County of Goslar, Germany. Since November, 2001 Dr. Thieme has served as the President of the City Council of Goslar, Germany.

Andreas O. Tobler was appointed a director in November 1998 and as Senetek’s Chief Operating Officer and Managing Director—Europe on October 1, 2002. Previously, Mr. Tobler was Managing Director of Technology Brain Source GmbH, a Swiss-based financial & technology advisory company which acted as a consultant to Senetek from January 2002 until October 2002. He is also Chairman of Online Capital Group, Inc., a US-Swiss based financial services company and a Director at Online Capital Inc. From 2000 to January 2002, Mr. Tobler acted as CEO of Mediphore-Biotechnologie AG, an Austrian based biotechnology company. Mr. Tobler held senior positions at Sector Communications, Inc. (1998–1999), Cornerstone Financial Corporation, New York (1996–1998), and Nextgen Communications Corp. (1991–1996). Mr. Tobler’s past experience also includes Managing Partner, Royal Trust Bank (Switzerland), Zurich (1988–1991); Vice President and Head of Corporate Finance Citibank, Zurich (1987–1988); and Vice President and Head of Capital Markets, Credit Suisse, New York (1982–1987). Mr. Tobler has a law degree from the University of Zurich and a Master’s degree from New York University.

Dr. Franklin Pass is Vice Chairman of Antares Pharma, Inc., which develops and markets pharmaceutical delivery systems, and is Managing Director at Cherry Tree Securities, a Minnesota-based investment banking group which provided consulting services to the Company from January 2002 to June 2002. Previously, Dr. Pass was Chairman and CEO of Antares Pharma, Inc., BioSeeds International, Ltd., and Molecular Genetics, Inc. (MGI Pharma, Inc.), which he co-founded. He served as CEO of Medi-ject Corp. from 1993 to 2001. He has served as Director of the American Academy of Dermatology, Director of Dermatology at the Albert Einstein College of Medicine, and Clinical Professor at the University of Minnesota, Department of Dermatology. He received his medical degree from the University of Minnesota, School of Medicine.

Mr. Wade Nichols served as Chief Administrative Officer until 2001 and prior to that as General Counsel of Revlon, Inc. from 1997 to 2000. During his 23 years at Revlon, he oversaw the acquisition of major cosmetics businesses as well as major public and private pharmaceutical, vision care and medical diagnostic companies, which combined with existing business units, created the Revlon Health Care Group, that by the mid 1980s accounted for more than half of Revlon’s corporate sales and two-thirds of corporate profits. He is a graduate of Yale College and Columbia Law School.

Mr. Anthony Williams is a Corporate Partner at Coudert Brothers and specializes in mergers and acquisitions. During his 30 years at Coudert Brothers, Mr. Williams has served as Chairman of the Executive Committee from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: RAG American Coal Holdings, Inc., DBT America Inc., Coudert Brothers, Trautman Wasserman & Company Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce.

Mr. Kevin McCarthy is President of Scorpion Holdings Inc., a company involved in private equity investing, including sourcing, structuring, executing and monitoring portfolio investments. He has held the position since 1995. From 1993 until 1995, Mr. McCarthy served as Senior Vice President and Chief Financial Officer of Rosecliff Inc., an investment company based in New York. Previously, Mr. McCarthy served 10 years with Ernst & Young, in Boston, San Jose and New York, becoming a partner in the Mergers and Acquisitions group in 1993. Mr. McCarthy sits on the board of the following companies: San Francisco Toymakers, Inc., Walk About Computers Inc., Pac Pizza LLC and American Staffing LLC.

Board Meetings, Committees and Compensation

During 2002, Directors did not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors. Beginning in 2003, nonemployee directors will receive a quarterly $2,500 cash stipend plus a yet to be determined stock option.

We have retained certain Directors from time to time to provide consulting services in their areas of expertise. When these services are performed the Directors receive $1,250 per day. Commencing in February 2002, we created a special task force to address key strategic issues and plan for future development. Directors were paid $10,000 to $15,000 per month for these consulting services. The amounts received by the various Directors or their affiliated company for consulting services in 2002 were: Mr. Tobler $139,500, Mr. Nichols $105,000, Mr. Georgiev, a former director, from January 1, 2002 until May 14, 2002 $58,600, Mr. Pass $30,000.

During 2002, certain directors received stock options for a combination of board duties and consulting services. Total options granted were: Mr. Tobler 225,000, Mr. Nichols 150,000, Mr. Georgiev, a former director, 225,000, Mr. Pass 150,000.

We maintain stock option plans for employees, including Directors, and non-executive Directors and our consultants, as described under “Stock Option Plans” below.

Executive Officers

Frank J. Massino, Chairman and Chief Executive Officer (see above).

Andreas Tobler, Chief Operating Officer (see above).

Stewart Slade is Vice President for European Operations, Company Secretary and up until March 2003 was Acting Principal Financial Officer. From 1991 until 1997 he served as Financial Director of European Operations at DiverseyLever Limited, a business unit of Unilever. Mr. Slade was involved in the strategic planning of the European supply chain, the implementation of corporate change initiatives and the introduction of key performance indicators in the supply chain and financial reporting processes. From 1986 until 1991 he was Financial Director of DuBois Chemicals Limited, a subsidiary of Chemed Corporation. Prior to Chemed, Mr. Slade served with Colgate Palmolive for six years, including the position of Financial Controller for the Eastern Caribbean region. Prior to Colgate Palmolive he was an auditor with Coopers & Lybrand in London. Earlier in his career Mr. Slade was in research and development as a biochemist with the Smith Kline Corporation. Mr. Slade holds a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accountants in England and Wales.

Brad Holsworth became Chief Financial Officer of Senetek on March 1, 2003. From 2000 to February 2003, Mr. Holsworth was Chief Financial Officer for WideOrbit Inc. and Prescient Capital LLC, affiliated companies in the media software licensing and money management businesses, with full responsibility for accounting, finance, tax, and administration. From 1999 to 2000, Mr. Holsworth served as Principal for Finance and Accounting of Bank of America Securities, where he was responsible for budgeting and forecasting for 10 business units and managed business line profitability methodologies. From 1982 to 1999, Mr. Holsworth worked in public accounting, the last 4 years as a partner at BDO Seidman LLP, where he was involved with audits, Securities and Exchange compliance and reporting, mergers and acquisitions, advisory services and tax planning. Mr. Holsworth serves as a Director and member of the audit committee for U.S. Home and Garden, a NASDAQ traded company, and is also a Director of WideOrbit, Inc. Mr. Holsworth holds a B.S. in Accounting from the University of Santa Clara and is a member in good standing with the American Institute of Certified Public Accountants and the California Society of CPA’s.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the United States Securities Exchange Act of 1934, Senetek’s Directors, executive officers and any persons holding more than 10% of our equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To our knowledge, based solely on materials provided and representation made to us, for the fiscal year ended December 31, 2002, all reports required by Section 16(a) were filed on a timely basis.

ITEM 11— EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Chief Executive Officer, and our two other executive officers serving in that capacity at December 31, 2002.

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus			Options(1)	All Other Compensation
Frank Massino Chairman and Chief Executive Officer	2002 2001 2000	290,000 250,000 250,000	(5)	$	— 50,000 50,000	(7)	900,000 — 1,250,000	$ $ $	65,248 12,000 76,963	(4) (3) (2)
Stewart Slade Vice President European Operations Acting Principal Financial Officer and Company Secretary	2002 2001 2000	116,580 116,580 116,580			— — —		50,000 — 110,000	$ $ $	8,250 8,250 8,250	(3) (3) (3)
Andreas Tobler Chief Operating Officer And Managing Director—Europe	2002 2001 2000	49,500 — —			— — —		— — —		$141,000 — —	(6)

(1)	Options entitle the grantee to purchase Ordinary Shares from Senetek. There is no public trading market for our Ordinary Shares, although there is a trading market in the United States for Ordinary Shares represented by American Depositary Shares. Any subsequent conversion from Ordinary Shares into American Depositary Shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Stamp Duty Reserve Tax at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.03 or $0.02 per Ordinary Share converted into an American Depositary Share, to The Bank of New York, the US Depositary for such conversion.
(2)	Payment for accrued but unused vacation and car allowance of $1,000 per month
(3)	Car allowance.
(4)	Car allowance, car expense reimbursement and payment for accrued but unused vacation.
(5)	Board approved a 10% base salary increase on December 20, 2002. Board approved salary increase to $290,000 on February 20, 2002.
(6)	Payment for consulting services for the period January 1, 2002 to September 30, 2002 plus $500 per month car allowance commenced October 2002.
(7)	Includes bonus for 2000 approved and expensed in June 2001.

Employment Contracts, Termination of Employment and Change of Control Provisions

We have entered into an employment contract with Mr. Massino. Mr. Massino has a three year evergreen contract. The contract provides for a salary of $319,000 per annum (as approved by the Board on December 20, 2002), an automobile allowance of $1,000 per month and reimbursement of related automobile expense. The contract provides for up to three years of additional compensation in the event of a change of control.

We have entered into an employment contract with Mr. Tobler. Mr. Tobler has an employment contract with an effective term from October 1, 2002 until October 1, 2005. The contract provides for a salary of $198,000 per annum and an automobile allowance of $500 per month. The contract provides for certain guaranteed payments for up to three years in the event of a hostile change of control.

Stock Option Plans

We have two stock option plans pursuant to which options to purchase our Ordinary shares may be granted. The first plan relates to the grant of options to employees, including employee Directors, and officers of Senetek. The second plan relates to the grant of options to non-executive (non-employee) Directors and consultants. In both cases, the exercise price of these options may not be less than the fair market value of American Depositary share representing one of our Ordinary shares on the date of grant. Additionally, from time to time certain options have been issued outside the plans.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Option Term Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Individual Grants in 2002
					5%	10%
F. Massino	600,000	54.8	$1.00	1/11/2009	$244,260	$569,230
F. Massino	300,000	27.4	$0.55	12/18/2009	$67,172	$156,538
S. Slade	50,000	4.6	$1.00	1/11/2009	$20,355	$47,436

Aggregated Option Exercise During 2002 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-Ended 2002		Value of Unexercised In-the-Money Option at Fiscal Year-End 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
F. Massino	—	—	2,025,000	1,600,000	—	—
S. Slade	—	—	132,500	117,500	—	—
A. Tobler	—	—	620,000	—	—	—

Compensation Committee Interlocks and Insider Participation

Dr. Pass, Dr. Thieme and Mr. Nichols, who are members of our Compensation Committee, are not current or former officers or employees of Senetek or any of its subsidiaries. No executive officer served as a director or member of the compensation committee of another entity, one of whose executive officers served as our director or as a member of our compensation committee.

Security Ownership

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding Ordinary shares as of March 24, 2003 by each of Senetek’s Directors, who is a stockholder; (ii) our Chief Executive Officer; (iii) our other executive officers currently in office; (iv) all executive officers and directors of Senetek as a group; and (v) each person believed by Senetek to own beneficially more than 5% of our outstanding Ordinary shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(1)
Frank J. Massino	2,241,300	(2)	3.7%
Uwe Thieme	280,200	(2)	*
Andreas Tobler	845,200	(2)	1.5
Stewart Slade	147,750	(2)	*
Franklin Pass	150,000	(2)	*
Wade Nichols	180,000	(2)	*
Kevin McCarthy	44,600	(2)(3)	*
Anthony Williams	50,600	(2)	*
Bradley D. Holsworth	1,000		*
All Directors and Executive Officers as a group (9 persons)	3,940,650		6.3%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of March 24, 2003: Mr. Massino: 2,175,000; Dr. Thieme: 280,000; Mr. Tobler: 845,000; Mr. Slade: 143,750; Dr. Pass: 150,000; and Mr. Nichols 150,000.
(3)	Excludes 300,000 shares of common stock and warrants to purchase 7,527,618 Ordinary Shares held by entities or individuals affiliated with Scorpion Holdings Inc. for which he disclaims beneficial ownership.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, Directors did not receive salaries or cash fees for serving as Directors nor do they receive cash compensation for serving on any committee. However, all members of the Board of Directors are reimbursed for out-of-pocket expenses incurred in their capacity as members of the Board of Directors. Beginning in 2003, nonemployee directors will receive a quarterly $2,500 cash stipend plus a yet to be determined stock option.

Certain Directors have been retained from time to time to provide consulting services in their areas of expertise. When these services are performed the Directors receive $1,250 per day. Commencing in February 2002, we created a special task force to address key strategic issues and plan for future development. Directors were paid $10,000 to $15,000 per month for these consulting services. The amounts received by the various Directors or their affiliated company for consulting services in 2002 were: Mr. Tobler $139,500, Mr. Nichols $105,000, Mr. Georgiev, a former director, from January 1, 2002 until May 14, 2002 $58,600, Mr. Pass $30,000.

During 2002, certain directors received stock options for a combination of board duties and consulting services. Total options granted were: Mr. Tobler 225,000, Mr. Nichols 150,000, Mr. Georgiev, a former director, 225,000, Mr. Pass 150,000.

ITEM 14— CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15— EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements are included in Item 8:

(a)(2)  The following financial statement schedules are submitted herewith:

Schedule II is included in Item 8.

(a)(3)  The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

3.1	Certificate of Incorporation of Senetek PLC.

Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

3.2	Memorandum and Articles of Association of Senetek PLC (defining the rights of security holders, subject to the provisions of the United Kingdom Companies Act 1985).

Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference.

10.1	Senetek No. 1 Share Option Scheme for Employees.

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

10.3	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants.

Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.4	Amended and restated Deposit Agreement dated November 6, 1992 between Senetek PLC and The Bank of New York.

The form of such Agreement was filed as an Exhibit on Form F-6 with the Securities and Exchange Commission on March 19, 1992, Registration No. 33-46638, and is incorporated herein by reference.

10.14	Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F. J. Massino.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.16	Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.17	Securities Purchase Agreement (“Securities Purchase Agreement”) dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.18	Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.19	Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.20	Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.21	Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.22	Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.23	Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.24	Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.25	Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.26	Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.27	Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.28	Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.30	Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.31	Form of Amended Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

10.32	Form of Amended B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

10.33	Form of Amended C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference.

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and certain the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53

Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54

First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

21	Subsidiaries of Senetek PLC. Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

23	Consent of Independent Auditors.

24	Power of Attorney. Included on the signature page to this Annual Report on Form 10-K.

*	Confidential treatment has been requested as to certain portions of those exhibits.

(b)  Reports on Form 8-K

Report on Form 8-K filed November 1, 2002, announcing sale of certain brands to U.S. International Trading Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 27th day of March, 2003.

SENETEK PLC

By:	/S/ F. J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Frank J. Massino and Bradley D. Holsworth, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ B. D. HOLSWORTH Bradley D. Holsworth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ A. TOBLER A. Tobler	Director	March 27, 2003

/s/ U. THIEME U. Thieme	Director	March 27, 2003

/s/ K. MCCARTHY Kevin McCarthy	Director	March 27, 2003

/s/ F. PASS F. Pass	Director	March 27, 2003

/s/ W. NICHOLS W. Nichols	Director	March 27, 2003

/s/ A. WILLIAMS Anthony Williams	Director	March 27, 2003

I, Frank J. Massino, certify that:

1.    I have reviewed this annual report on Form 10-K of Senetek PLC;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date ); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant s auditors and the audit committee of registrant s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ FRANK J. MASSINO
Frank J. Massino Chief Executive Officer

Date: March 27, 2003

I, Bradley D. Holsworth, certify that:

1.    I have reviewed this annual report on Form 10-K of Senetek PLC;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date ); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth Chief Financial Officer

Date: March 27, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and

Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. We have also audited Schedule II – Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC’s management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31,2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2p to the financial statements, the Company changed its method of accounting for equity awards granted to its Board of Directors in the year ended December 31, 2000. As discussed in Note 2g to the Financial Statements, the Company changed its method of accounting for goodwill in 2002.

Also, in our opinion, Schedule II presents fairly in all material respects the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Francisco, California

March 5, 2003

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	($ in thousands, except share amounts)
ASSETS (Note 9)
Cash and Cash Equivalents	$3,572	$1,814
Trade Receivables (net of allowance for doubtful accounts of $0 in 2002 & $20,000 in 2001) (Note 3)	1,311	1,736
Receivables related to disposed asset group (Net of allowance for doubtful accounts of $107,000 in 2002 and 2001 (Note 15)	128	156
Non-trade Receivables (net of provisions of $33,000 and $136,000 in 2002 and 2001)	27	62
Inventory (net of provision of $82,000 in 2002 and $72,000 in 2001) (Note 4)	408	312
Prepaids and Deposits	111	122

Total Current Assets	5,557	4,202
Property & Equipment—net (Note 5)	3,249	3,299
Goodwill—net (Note 6)	1,308	1,308

Total Assets	$10,114	$8,809

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$573	$962
Accrued Liabilities (Note 7)	1,172	1,189
Short Term Debt (Note 5)	—	20

Total Current Liabilities	1,745	2,171

Long Term Liabilities
Notes Payable, net of discount of $1,118,000 in 2002 and $1,982,000 in 2001 (Note 9)	6,271	5,407
Other Long Term Liabilities (Note 16)	98	0
Deferred License Fees (Note 2d)	1,621	2,621
Commitments and Contingencies (Note 16)
Stockholders’ Equity (Deficit)
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000
Issued and Outstanding shares 2002 and 2001: 59,052,153	4,763	4,763
Share Premium	82,125	81,926
Accumulated Deficit	(86,558)	(88,099)
Accumulated Other Comprehensive Income—Currency Translation	49	20

Total Stockholders’ Equity (Deficit)	379	(1,390)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,114	$8,809

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	($ in thousands, except for per share data)
Revenue
Product Sales	$2,184	$3,896	$2,503
Royalties & Licensing Fees	7,225	4,557	1,031

Total Revenue	9,409	8,453	3,534

Cost of Sales—Products	494	1,093	1,280
—Royalties & Licensing	498	377	189

Total Cost of Sales	992	1,470	1,469

Gross Profit	8,417	6,983	2,065

Operating Expenses:
Research & Development	1,332	344	821
General & Administrative	4,804	5,006	5,147

Total Operating Expenses	6,136	5,350	5,968

Operating Income (Loss)	2,281	1,633	(3,903)
Interest Income	38	30	46
Other (Expense) net	(17)	(62)	(5)
Interest Expense (including amortization of discount) (Note 9)	(1,442)	(1,614)	(2,055)

Income (Loss) from continuing operations before income taxes, discontinued operations and change in accounting principle	860	(13)	(5,917)
Provision for income taxes (13)	(13)	(6)	—

Income (Loss) from continuing operations before discontinued operations and change in accounting principle	847	(19)	(5,917)

Discontinued Operations (Note 14):
Gain of Sale of Operations	400	—	—
Royalties & Licensing Fees	332	404	225
Provision for Income Taxes (Note 13)	(38)	—	—

Income from Discontinued Operations	694	404	225
Cumulative effect of change in accounting principle (Note 2(p))	—	—	1,038

Net Income (loss) available to Ordinary Shareholders	$1,541	$385	$(4,654)

Earnings per share:
Basic and Diluted Income (Loss) from Continuing operations before change in Accounting principle	$.02	$—	$(0.10)
Basic and Diluted Income from Discontinued Operations	.01	0.01	—
Basic and Diluted Income (Loss) from change in accounting principle	—	—	0.02

Basic and Diluted Income (loss)	$0.03	$0.01	$(0.08)

Weighted average Basic Ordinary shares Outstanding	59,052	58,755	58,388
Weighted average Diluted Ordinary shares Outstanding	59,140	58,805	58,388

See accompanying notes to consolidated financial statements.

SENETEK PLC

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income-Currency Translation	Net Stockholders’ Equity/(Deficit)
Balances, January 1, 2000:	58,148,517	$4,697	$79,600	$(83,830)	$50	$517
Options Exercised	283,600	23	467	—	—	490
Warrants issued in connection with Revlon Licensing Agreement	—	—	762	—	—	762
Stock Based Compensation	—	—	227	—	—	227
Change of Accounting Principle (Note 1p)	—	—	(1,038)	—	—	(1,038)
Comprehensive (Loss):
Net Loss	—	—	—	(4,654)	—	(4,654)
Translation Loss	—	—	—	—	(27)	(27)

Total Comprehensive (Loss)	—	—	—	(4,654)	(27)	(4,681)

Balances, December 31, 2000:	58,432,117	4,720	80,018	(88,484)	23	(3,723)
Ordinary shares issued for Notes Payable extension (Note 9)	341,747	24	345	—	—	369
Ordinary shares issued for interest payment on Notes payable	278,289	19	277	—	—	296
Stock Based Compensation	—	—	223	—	—	223
Value of warrant modification for extension of notes payable (Note 9)	—	—	1,063	—	—	1,063
Comprehensive Income (Loss)
Net Income	—	—	—	385	—	385
Translation loss	—	—	—	—	(3)	(3)

Total Comprehensive Income	—	—	—	385	(3)	382

Balances, December 31, 2001:	59,052,153	4,763	81,926	(88,099)	20	(1,390)
Stock Based Compensation	—	—	199	—	—	199
Comprehensive Income:
Net Income	—	—	—	1,541	—	1,541
Translation Gain	—	—	—	—	29	29

Total Comprehensive Income	—	—	—	1,541	29	1,570

	59,052,153	$4,763	$82,125	$(86,558)	$49	$379

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,541	385	$(4,654)
Gain on disposal of discontinued operations	(362)	—	—
Income from discontinued operations	(332)	(404)	(225)

Income (loss) from continuing operations	847	(19)	(4,879)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	132	624	824
Bad Debt Expense	13	—	(16)
Stock Option Compensation	199	223	227
Stock Option Compensation—Change in accounting principle	—	—	(1,038)
Amortization of Discount on notes payable	864	1,095	1,200
Other	—	12	—
Changes in Assets and Liabilities:
Trade Receivables	477	(663)	(106)
Non-trade Receivables	35	(14)	265
Receivable from Employee	—	10	(10)
Inventory	(96)	284	(85)
Prepaids	11	58	3
Accounts Payable and Accrued Liabilities	(406)	(52)	(1,185)
Deferred License Fees	(930)	(188)	3,373

Net Cash Provided (Used) by Continuing Operations	1,146	1,370	(1,427)
Net Cash Provided by Discontinued Operations	225	300	302

Net Cash Provided (Used) by Operating Activities	1,371	1,670	(1,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Discontinued Operations	362	—	—
Purchase of Property & Equipment	(82)	(42)	(196)

Net Cash Provided (Used) by Investing Activities	$280	$(42)	$(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of Issuance of Ordinary Shares from exercise of Warrants and Options	—	—	490
Principal Payment on Short term debt	(20)	(526)	—
Costs of Financing—debt issue costs	—	(113)	—
Other Loans and Overdrafts	98	—	(154)

Net cash provided (used) by Financing Activities	78	(639)	336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,729	989	(985)
Cash and Cash Equivalents at the Beginning of the year	1,814	828	1,840
Effects of Exchange Rate Changes on Cash	29	(3)	(27)

Cash and Cash Equivalents at the End of the Year	$3,572	$1,814	$828

Supplemental disclosures of cash flow information
Interest	$602	$591	$591
Income Taxes	13	6	—

Non-cash financing transaction:

In June 2001, the Company issued shares valued at $296,000 to pay accrued interest of the same amount on its notes payable.

See accompanying notes to consolidated financial statements

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Activities

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”, is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) and Senetek Asia (HK) Limited, corporations formed by Senetek under the laws of Delaware and Hong Kong, respectively, and Carme Cosmeceutical Sciences Inc.” (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments, biopharmaceuticals, currently principally those addressing sexual dysfunction (the “Pharmaceuticals Segment”), and dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”).

In 1999, Senetek began implementing a program to build a high-margin revenue stream with satisfactory and replicable profitability by focusing our resources on completing development and marketing approvals of our core biopharmaceuticals and drug delivery technology and building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products and outsourced manufacturing.

Senetek also granted a license to a third party to sell monoclonal antibodies purchased from outside suppliers for research into diagnostic procedures for Alzheimer’s Disease and other cell lines for research purposes (the “Pharmaceuticals segment”).

On December 31, 2002, Senetek closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. We had licensed these product lines to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. See Note 14 for additional information.

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

Senetek Asia (HK) Limited was incorporated in Hong Kong in March 2001. It is presently dormant but its main activity will be to promote Senetek’s business in Asia.

2.    Principal Accounting Policies

(a)  Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI, SDDT and Senetek Asia (HK) Limited. All significant intercompany balances and

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

(b)  Use of Estimates

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

As of December 31, 2002 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling and assembly of the Reliaject system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that an additional spending of approximately $600,000, either by Senetek or a business partner, will be required to bring these assets into commercial use. Invicorp is currently approved in three countries and on an ongoing basis we are reviewing potential partners for marketing and distribution arrangements for Invicorp in Europe. Since we cannot assure that we will be successful in securing an arrangement that will meet our return on investment (ROI) criteria, we are also developing an alternative plan for marketing and distributing Invicorp on our own. Running in parallel to our regulatory and pre-marketing efforts in Europe, we have finalized consolidating our manufacturing equipment for the production of Reliaject in Napa, California. Our plans are to manufacture the Reliaject components ourselves or lease or sell the equipment to an experienced device manufacturer while securing the exclusive rights for Reliaject for our core markets of erectile dysfunction and anaphylaxis. During the third quarter of 2002, we commissioned an independent study to determine the fair value of the exclusive manufacturing rights of the Reliaject autoinjector system with an established firm of valuation advisors. They have formed the opinion that the fair value of these rights is in the range of $3.5 to $4.0 million. The market assumptions in the valuation model were based on Invicorp gaining approval under the European mutual recognition process in the third quarter of 2003 and making estimates of Invicorp in Reliaject sales in accordance with market research data. Obtaining regulatory approvals throughout the European Union represents a key prerequisite to securing collaborative partners or customers. Should we not be successful in gaining European Union approvals, operating the manufacturing equipment for production of Reliaject components ourselves or in leasing the equipment to a third party or its outright sale, we could be required by accounting rules to write down all the carrying value of this asset in progress. Such a write down could have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

(c)  Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, we consider any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)  Revenues

Revenue from the sale of the Company’s skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers and is stated at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee on their sale of monoclonal antibodies are recognized in accordance with the contract. Under the contract, royalties received on Level 1 sales which

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents Senetek’s original customer base, are at a higher rate than royalties received on Level 2 sales. Royalty income from Level 1 and Level 2 Sales are recognized by Senetek on the basis of the Level 1 and Level 2 sales reports received from our licensee. Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management s estimates.

(e)  Inventories

Inventories, constituting finished goods, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the average costing method.

(f)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis using the following estimated useful lives:

•	Office Furniture, Fixtures and Equipment: 3 to 15 years

•	Laboratory equipment: 5 years

•	Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is the shorter.

(g)  Intangible Assets

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

(h)  Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previous reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. In accordance with these standards, we review the carrying value of the Company’s property and

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. See Note 15.

(i)  Research and Development

Expenditures on research and development are expensed as incurred.

(j)  Foreign Exchange

We follow currency translation principles established by SFAS No. 52 “Foreign Currency Translation”. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of our United Kingdom operation is the pound sterling.

(k)  Calculation of the Number of Shares in Issue and Net Income (Loss) per Share

Earnings per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computation.

	December 31,
	2002	2001	2000
	(in thousands)
Numerator:
Income (loss) from continuing operations before cumulative change in accounting principle	$847	$(19)	$(5,917)
Income from discontinued operations (Note 15)	694	404	225
Cumulative change in Accounting Principle (See note 2(p)	—	—	1,038

Net Income (Loss)	$1,541	$385	$(4,654)

Denominator:
Basic and Diluted weighted average Ordinary shares outstanding	59,052	58,755	58,388
Stock options “in the money” calculated using Treasury Stock Method	88	50	—

Diluted weighted average Ordinary Shares outstanding	59,140	58,805	58,388

(l)  Financial Instruments

The carrying value of cash, receivables and current liabilities, approximate fair value due to the short term nature of these items. The fair value of our long term notes payable at December 31, 2002 and 2001 are approximately $6,500,000 and $5,300,000. The carrying values of these notes at December 31, 2002 and 2001 are $6,271,000 and $5,407,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m)  Income Taxes

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

A valuation allowance is established to reduce the deferred tax assets when we determine it is more likely than not that the related tax benefits will not be realized. We intend to periodically review the valuation of our deferred tax assets in light of expected future operating results.

(n)  Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In November 2002 the FASB issued FASB Interpretation No. 34, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In November 2002, the FASB issued FASB interpretation (FIN) No. 45. “Guarantor’s accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company’s financial condition or results of operations.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amended SFAS No. 123 “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, Senetek has elected to continue to follow the intrinsic method of accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has made the applicable disclosures in a note to the consolidated financial statements.

(o)  Reclassification

For the years end December 31, 2001 and 2000, we reclassified $404,000 and $225,000 of royalty revenue to discontinued operations. See Note 14.

As of December 31, 2001 we have reclassified $316,000 respectively from long term liabilities to accrued liabilities in consistence with the accounting period in which we are recognizing the amortization of the license fee to revenue.

(p)  Change in Accounting Principle

In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

In accordance with FIN 44, which became effective July 2, 2000 we have changed our accounting principles for the recognition of stock compensation expense for our non-employee directors. We have included our non-employee directors within the scope of APB 25 and have reported the cumulative effect of changing to this new accounting principle in the net loss of the period of the change. This change in accounting principle has decreased the net loss in 2000 by $1,038,000.

(q)  Stock Compensation Expense

Senetek accounts for its stock-based plans under APB No. 25 and provides pro forma disclosures for the compensation expense determined under the fair value provisions of SFAS No. 123. The Company does not record compensation expense using the fair value provisions, because the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of Senetek’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proforma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Senetek had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002		2001		2000
Risk free interest rate	4.0%		5.0%		5.0%
Expected dividend yield	0%		0%		0%
Expected stock volatility	71%		85%		77%
Expected life of options	4.0	years	4.0	years	4.0	years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 123’s disclosure requirements, the amended Employee Stock Purchase plan is considered a compensatory plan. Senetek pro forma information follows (in thousands, except for per share information):

	Years ended December 31,
	2002	2001	2000
Net income (loss) as reported(1)	$1,541	$385	$(4,654)
Subtract Stock based compensation excluded from reported net income	(725)	(679)	(356)
Pro forma net income (loss)	816	(294)	(5,010)
Pro forma basic and diluted earnings per common share	$.01	$—	$(.09)

(1)	No stock based compensation was included in the net income (loss) for any period.

The weighted-average fair values of options granted during fiscal years 2002, 2001 and 2000 were $.50, $0 and $.85, respectively.

(r)  Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in net sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

3.    Concentration of Risk

Our customers are principally in the United States. Accounts receivable, including those related to the disposed asset group, typically are unsecured. The allowance for doubtful accounts is established based on payment trends, age of the receivables and other economic factors. Three customers in our skincare sector account for approximately 35%, 30% and 11% of our revenues in 2002 and 41%, 32% and 11% of our net revenue in 2001. The same customers account for 52%, 13% and 13% of our net trade receivables at December 31, 2002 and 32%, 31% and 23% of our net trade receivables at December 31, 2001. There is therefore a significant concentration of credit risk with respect to these customers.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventory

Inventory at the lower of cost or market value comprises the following:

	December 31, 2002	December 31, 2001
	($ in thousands)
Finished Goods	$82	$39
Raw Materials	154	132
Work in Progress	172	141

	$408	$312

5.    Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2002	December 31, 2001
	($ in thousands)
Cost:
Office Furniture, Fixtures and Equipment	$1,365	$1,324
Laboratory equipment	363	363
Leasehold Improvements	837	837
Assets under construction(1)	2,702	2,660

	5,267	5,184

Accumulated depreciation
Office Furniture, Fixtures and Equipment	1,285	1,234
Laboratory equipment	363	363
Leasehold Improvements	370	288

	2,018	1,885

Net Carrying Value	$3,249	$3,299

Under the terms of an agreement dated December 13, 1999 we issued to a capital equipment supplier a Promissory Note for $700,000 in exchange for an equivalent amount recorded in accounts payable. As of December 31, 2001 the amount owed on this note was $20,000. The note was paid off in 2002.

(1)	The additional cost of continued development of the asset in the course of construction is estimated to be $600,000. This cost may be incurred by the Company or a business partner.

6.    Goodwill

The amount in our Balance Sheet represented by these intangible assets is made up as follows:

	December 31, 2002	December 31, 2001
	($ in thousands)
Goodwill:
Cost	$2,141	$2,141
Accumulated Amortization	(833)	(833)

Net	$1,308	$1,308

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB finalized FASB No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income (loss) for 2001 and 2000 would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net Income:
Reported	$1,541	$385	$(4,654)
Goodwill amortization	—	133	133
Adjusted	$1,541	518	(4,521)
Basic and diluted net income per common share:
Reported	$0.03	$.01	$(.08)
Effect of goodwill amortization	—	—	—
Adjusted	$0.03	$.01	$(.08)

The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995 and is included in our skincare segment.

7.    Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2002	December 31, 2001
	($ in thousands)
Accrued Salaries and Benefits	$168	$47
Legal and Professional Fees	112	234
Interest on Short Term Debt	—	90
Audit and Accountancy Fees	117	122
Accrued Rent	111	110
Accrued Royalty	305	170
Accrued Income Taxes	111	6
Deferred Revenue	172	316
Other Liabilities and Accruals	76	94

	$1,172	$1,189

Customer advances totaling $129,000 and $285,000 at December 31, 2002 and 2001, and included in accounts payable, relates to monies received to finance the purchase of raw material inventories for products supplied.

8.    Line of Credit

On June 20, 2001 we executed an agreement with Wallington Investments Limited for a convertible secured line of credit up to $1 million. The line of credit bears interest at 8% per annum, is secured by the intellectual property rights of the Company and expired on June 20, 2002. The Company did not utilize this credit facility.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Notes Payable

April 1999 Refinancing

In connection with this refinancing and a settlement agreement, the Company issued Series A, B and C warrants to purchase an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and Series C warrants expire 10 years from the date of issuance, April 2009.

In April 1999, we received $4,751,000 (net of $249,000 in expenses) in cash and refinanced the balance owed of $2,389,000 under a 1998 Credit Agreement, in exchange for new notes bearing interest at 8% per annum and maturing in April 2004. The notes require semi annual payment of interest only until maturity and are secured by all of our assets. Interest may be paid in cash or Ordinary shares that have been registered with the SEC.

June 2001 Refinancing

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

As the outstanding borrowings under the 1999 Securities Purchase Agreement were refinanced by modification of the notes with substantially different terms as defined by EITF 96-19, “Debtors Accounting for a Modification or Extinguishment of a Debt Instrument”, the Company is required to recognize the excess of the sum of the fair value of the modified notes and the fair value assigned to the warrant modification as compared to the carrying value of the previous notes net of unamortized issuance costs, as a loss on the extinguishment of debt. As the difference was insignificant, no loss on extinguishment was recorded in 2001. After the modification in June 2001, the carrying value of the note was $5,089,000. The discount of $2,300,000, which is related as the difference between the fair value and the carrying value of the note at June 30, 2001, is being amortized over the remaining life of the note. Accordingly, the effective interest rate is approximately 19%.

The amortization of the discount on the notes amounted to $864,000, $1,095,000 and $1,200,000 for the years ended December 31, 2002, and 2001 and 2000.

Future minimum annual payments mature as follows:

Minimum Annual Payment
Year ended December 31,
2003	—
2004	$7,389,000

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

longer required amounting to approximately $200,000 was credited back to interest expense in the fourth quarter of 2001.

10.    Stock Option Plan

In December 1985, we adopted a share option plan (the “No. 1 Plan”) for employees. Under the No. 1 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated; the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2002:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2000	1,625,475	3,115,125	$2.02
Exercised	—	(245,500)	1.73
Granted	(1,685,000)	1,685,000	1.48
Cancelled	1,177,500	(1,094,000)	2.46

Balance at December 31, 2000	1,117,975	3,460,625	1.64
Cancelled	468,500	(468,500)	1.81
Granted	(65,000)	65,000	0.93

Balance at December 31, 2001	1,521,475	3,057,125	1.59
Cancelled	182,250	(182,250)	1.45
Granted	(1,205,000)	1,205,000	0.89

Balance at December 31, 2002	498,725	4,079,875	1.35

The following table summarizes information about the Executive No. 1 Plan options outstanding at December 31, 2002.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.55	300,000	6.97	$0.55	—	—
$ 1.00–$ 1.75	3,319,875	4.62	$1.37	1,699,375	$1.52
$ 2.00–$ 2.19	435,000	3.08	$2.01	405,000	$2.01
$ 3.50–$ 3.75	25,000	2.30	$3.62	25,000	$3.62

$ 0.55–$ 3.75	4,079,875	4.11	$1.35	2,129,375	$1.64

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan. The following table summarizes option transactions outside the No. 1 Plan in the years ended December 31, 2002, 2001 and 2000.

	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2000	700,000	$1.50
Cancelled	(500,000)	1.50

Balance at December 31 2000, 2001, 2002	200,000	1.50

There was no activity during 2002 or 2001

The following table summarizes information about the Outside No. 1 Plan Options outstanding at December 31, 2002.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.50	200,000	1.50	$1.50	200,000	$1.50

$1.50	200,000	1.50	$1.50	200,000	$1.50

In May 1987, we adopted a share option plan (“the No. 2 Plan”) for Non-Executive Directors and Consultants. Under the No. 2 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. On May 16, 1997 shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000.

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2002:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2000	2,576,125	1,300,000	$2.33
Granted	(820,000)	820,000	1.39
Exercised	—	(38,100)	1.72

Balance at December 31, 2000	1,756,125	2,081,900	1.97
Granted	(100,000)	100,000	1.88
Cancelled	319,900	(319,900)	2.71

Balance at December 31, 2001	1,976,025	1,862,000	1.84
Granted	(850,000)	850,000	1.05
Cancelled	340,000	(340,000)	1.98

Balance at December 31, 2002	1,466,025	2,372,000	$1.54

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2002.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.00–$ 1.88	2,112,000	5.03	$1.35	1,567,000	$1.45
$2.00	100,000	2.82	$2.00	100,000	$2.00
$3.50	110,000	2.51	$3.50	110,000	$3.50
$4.28	50,000	2.40	$4.28	50,000	$4.28

$1.31–$4.28	2,372,000	4.76	$1.54	1,827,000	$1.68

Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16, 1997.

The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 2002. There were no transactions prior to 1997.

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2000	180,000	$2.15
Balance at December 31, 2000	180,000	2.15
Cancelled	(60,000)	3.69

Balance at December 31, 2001	120,000	1.38
Cancelled	(60,000)	1.25

Balance at December 31, 2002	60,000	$1.50

The following table summarizes information about the outside No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2002.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.50	60,000	2.29	$1.50	60,000	$1.50

$1.50	60,000	2.29	$1.50	60,000	$1.50

11.    Stock Compensation Expense

Under U.S. Generally Accepted Accounting Principles, we apply APB No. 25 and related interpretations in accounting for our option plans. No expense was recorded in 2002, 2001 or 2000 related to stock options issued to employees.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, we recognized $199,000 (2001: $223,000; 2000: $227,000) of general and administrative expense relating to all stock options awarded to non-employee Directors and consultants in exchange for consulting services based upon remeasurements of fair value of the awards through the date at which performance is completed which were estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 71%, (2001:85%, 2000:77%) risk free investment rate of 5.0% (2001:5.0%, 2000:6.1%) and an expected life of 7 years (2001: 4 years, 2000: 4 years).

12.    Shareholders Equity

During the year ended December 31, 2001, the outstanding Ordinary shares of Senetek increased by 620,036 to 59,052,153. The increase was represented by 341,747 Ordinary shares issued to Scorpion Holdings Inc as a 5% transaction fee on the $7,389,000 loan extension from April 2002 to April 2004 and 278,289 Ordinary shares issued in exchange for the interest payment on the $7,389,000 loan for the first six months of 2001. During fiscal 2000, outstanding ordinary shares increased by 283,600 related to the exercise of stock options.

During 2000, in connection with the Revlon licensing agreement we issued to Revlon 1.0 million warrants to purchase an equivalent number of Senetek Ordinary shares at an exercise price of $6.00 per share. These warrants expire three years from the June 2000 date of issuance.

The other warrants, were mainly issued in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and April 13, 1999 respectively.

	Warrants Issued	Exercise Price $	Expiration Date	Warrants Unexercised

	3,000,000	1.00	April 2009	3,000,000
	3,333,333	1.25	April 2009	3,333,333
	1,194,285	1.00	April 2009	1,194,285
	1,000,000	6.00	June 2003	1,000,000

Balance at December 31, 2001 and 2002	8,527,618			8,527,618

The warrants referred to above entitle the holder to purchase American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. The above warrants are outstanding as of December 31, 2002.

13.    Taxation

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

	Years ended December 31,
	2002	2001	2000
	$ thousands
Income from continuing and discontinued operations
Before income taxes included the following:
US Income (Loss)	$2,538	$967	$(3,701)
Foreign (Loss)	(946)	(576)	(953)

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is comprised of the following:

	December 31
	2002	2001	2000
	($ thousands)
Current State taxes-continuing operations	$52	$6	$—
Current Federal taxes continuing operations	(39)	—	—

	13	6	$—

Current State taxes-discontinued operations	$38	$—	$—

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income losses from continuing operations as a result of the following:

	2002	2001	2000
	($ thousands)
Computed expected tax expense (benefit)	34%	34%	34%
Permanent differences	20	99	4
Losses for which no benefit has been recognized	(79)	(183)	(38)
State tax expense, net of federal income tax benefit	6	2	—
Foreign taxes	21	50	—

Total tax expense-continuing operations	2%	2%	—%

Deferred tax assets are comprised of the following:

	December 31
	2002	2001
Net operating loss carry forwards	$25,653,000	$25,208,000
Reserves and accruals	1,473,000	2,302,000
Other	261,000	505,000

Gross Deferred Tax Asset	27,387,000	28,015,000
Valuation Allowance	(27,387,000)	(28,015,000)

Net Deferred Tax Asset	$—	$—

Provisional tax losses available to us in the United Kingdom are estimated to be approximately $40,600,000 at the end of fiscal year 2002. The deferred tax asset value of these losses is approximately $12,795,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2002 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same line of trade.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our federal provisional tax losses available in the U.S. are estimated to be approximately $34,800,000 at the end of fiscal year 2002. The deferred tax asset value of these losses is approximately $11,832,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2002 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and may reduce the valuation allowance when realization is deemed to be more likely, than not. Federal net operating losses expire at varying dates from 2006 through 2022. California net operating losses are estimated to be approximately $17,584,000. The resulting deferred tax asset from California net operating losses is approximately $1,026,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2004 through 2012.

14.    Discontinued Operations

On December 31, 2002, we closed a transaction in which U.S. International Trading Corporation (USITC) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. (which are referred to hereafter as the intellectual property) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of the intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office.

We have accounted for this transaction as a sale of assets. The gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. Accordingly, the balance of the unpaid promissory note of $2.3 million will be netted with the deferred gain on our balance sheet. Any gain on the transaction in excess of the initial payment of $400,000 and the previously unamortized portion of the $100,000 deposit made by USITC will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

We had licensed the intellectual property to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. The purchase and sale agreement, among other things, terminated the 1999 license agreement. Other than the 1999 license agreement and the Du Barry product line license agreement, there are no material existing relationships between USITC and Senetek.

15.    Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: Pharmaceutical operations and skincare operations. The Pharmaceutical operations include biopharmaceuticals, drug development, drug delivery development and the sale of monoclonal antibodies. The skincare operation includes the distribution of primarily Kinetin-based skincare products to a number of markets in North America and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment sales prices are market based. We evaluate performance based on operating results of the respective business units.

The allocation of general and administrative expense between segments for the years ended December 31, 2001 and 2000 has been re-calculated to be consistent with the method of allocation for the corresponding year ended December 31, 2002. There is no change to the previously reported total for general and administrative expense for the years ended December 31, 2001 and 2000. The general and administrative expenses are allocated equally to each business segment.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INDUSTRY SEGMENTS	2002	2001	2000
	($ thousands)
Net Revenues
Pharmaceuticals	$1,061	$1,363	$1,192
Skincare	8,348	7,090	2,342

Net Revenues for reportable segments and consolidated net sales	9,409	8,453	3,534

Operating (Loss) Profit
Pharmaceuticals	(2,797)	(1,822)	(2,718)
Skincare	5,078	3,455	(1,185)

Total Operating Income (Loss) from continuing operations for reportable segments	$2,281	$1,633	$(3,903)

Pharmaceuticals
Operating Loss	$(2,797)	$(1,822)	$(2,718)
Interest Income	—	30	46
Interest Expense	(1,442)	(1,558)	(2,001)
Other Expense, Net	(17)	(62)	(5)

Loss From Continuing Operations Before Change in Accounting Principle	(4,256)	(3,412)	(4,678)
Change in Accounting Principle	—	—	1,038

Loss From Continuing Operations Available to Ordinary Shareholders	(4,256)	(3,412)	(3,640)

Skincare
Operating Profit/(Loss)	5,078	3,455	(1,185)
Interest (Expense) income, net	38	(56)	(54)
Provision for taxation	(13)	(6)	—

Income (Loss) from continuing operations available to Ordinary shareholders	5,103	3,393	(1,239)

Income (loss) From Continuing Operations Available to Ordinary shareholders for reportable segments	847	(19)	(4,879)
Income from discontinued operations-skincare	694	404	225

Net Income (loss)	$1,541	$385	$(4,654)
Assets:
Pharmaceuticals	$3,025	$5,765	$4,804
Skincare	7,089	3,044	3,201

Total Consolidated Assets	$10,114	$8,809	$8,005

Capital Expenditures:
Pharmaceuticals	$82	$42	$196

Total consolidated capital expenditures	$82	$42	$196

Depreciation and Amortization:
Pharmaceuticals	$66	$449	$473
Skincare	66	175	351

Total Consolidated Depreciation and Amortization	$132	$624	$824

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Areas	2002	2001	2000
	($ thousands)
Net Revenues-Continuing Operations
United States	$8,459	$7,706	$2,884
United Kingdom	200	200	200
Other foreign countries	750	547	450

Total Consolidated	$9,409	$8,453	$3,534

Long Lived Assets
United States	$4,557	$4,607	$5,189
United Kingdom	—	—	—

	$4,557	$4,607	$5,189

Our registered office is located in the United Kingdom from which certain scientific research and development activities are operated. Our Chairman is based in the United States from where liaison is effected with the U.S. investing public and from where the development of the activities of SDDT Corporation and Carme Cosmeceutical Sciences, Inc. are directed.

16.    Commitments And Contingencies

(a)  Research

Under existing purchase orders, we are committed to provide funding for research programs and clinical trials of approximately $100,000 annually through September 2004.

(b)  Commitments Under Operating Leases

We lease certain office, laboratory and factory space and equipment under operating leases in the United Kingdom and, through our subsidiaries SDDT Inc and Carme Cosmeceutical Sciences Inc., in the United States.

Minimum future lease payments under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payment
($ in thousands)
2003	345
2004	371
2005	371
2006	362
2007	362

$1,811

Rent expense was approximately $318,000, $312,000 and $339,000 in 2002, 2001 and 2000 respectively.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)  Employment Contracts

We have entered into employment agreements with some of our officers. An agreement with our CEO was effective from November 1, 1998 and continues until December 31, 2006. The agreement will automatically renew unless specifically terminated by Senetek or the employee. If the employment agreement is terminated by Senetek, the employee will be entitled to an additional three years of compensation. Effective January 1, 2003, annual compensation under the employment agreement is $319,000 and an automobile allowance of $1,000 per month, plus reimbursement of related automobile expenses.

The Company has entered into an employment contract with its Chief Operating Officer that runs from October 2002 to October 2005. The contract provides an annual salary of $198,000 plus a $500 monthly automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of a hostile change of control.

In March 2003, the Company entered into an employment contract with its new Chief Financial Officer that runs from March 2003 to April 2005. The contract provides an annual salary of $185,000 plus a $500 monthly automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of a hostile change of control.

(e)  Settlement

During 2002, the Company negotiated a settlement with a group of Danish doctors related to their foregoing royalties against future Invicorp sales. The Company will pay a total of $150,000 over the next 5 years, of which $7,500 is due quarterly through March 2007. The Company recorded the entire $150,000 as expense in 2002. As of December 31, 2002, $128,000 is unpaid, of which $98,000 is in other long term liabilities and $30,000 in accrued expenses.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2002

Net Revenue	$2,492	$3,215	$2,095	$1,607	$9,409
Gross Profit	2,088	3,044	1,956	1,329	8,417
Operating income (loss) from continuing operations	766	1,436	542	(463)	2,281
Income (Loss) from continuing operations	422	1,087	89	(751)	847
Income from discontinued operations	82	83	118	411	694
Net Income (loss)	504	1,170	207	(340)	1,541

Basic and diluted income (loss) per share:
Continuing operations	$.01	$.02	$—	$(.01)	$.02
Discontinued operations	—	—	—	.01	.01

Net Income (loss) per share	$.01	$.02	$.00	$.00	$.03

During the 4th quarter of 2002, the Company recorded a settlement expense of $150,000 related to future royalties on Invicorp (See note 16(e)). Additionally, the Company recorded royalty expense of approximately $80,000 based upon the resolution of prior royalty income earned.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2001

Net Revenue	$1,606	$2,351	$2,660	$1,836	$8,453
Gross Profit	1,171	1,995	2,072	1,745	6,983
Operating income (loss) from continuing operations	(225)	590	1,084	184	1,633
Income (loss) from continuing operations	(750)	6	660	65	(19)
Income from discontinued operations	157	82	83	82	404
Net income (loss)	(593)	88	743	147	385

Basic and diluted income (loss) per share:
Continuing operations	$(0.01)	—	$0.01	—	$—
Discontinued operations (A)	—	—	—	—	.01

Net Income (loss) per share	$(0.01)	—	$0.01	—	$0.01

(A)	The sum of quarterly discontinued operations per share does not equal total year to date discontinued operations per share due to rounding differences.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2002	$263,000	$13,000	$(136,000)	$140,000
2001	1,022,000	—	(759,000)	263,000
2000	1,038,000	—	(16,000)	1,022,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2002	$72,000	$10,000	$—	$82,000
2001	92,000	—	(20,000)	72,000
2000	160,000	92,000	(160,000)	92,000