Form 10-Q
period 2003-03-31
SENETEK PLC /ENG/
filed 2003-05-14
CIK 789944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission file number 0-14691

SENETEK PLC

(Exact name of registrant as specified in its charter)

England (State or other jurisdiction of Incorporation or organization)	77-0039728 (I.R.S. Employer Identification No.)

620 Airpark Road, Napa, California (Address of principal executive offices)	94558 (Zip Code)

Registrant’s telephone number including area code: (707) 226-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☐ No ☒

At May 13, 2003, there were 59,052,153 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2003

Item 1	Legal Proceedings	14

Item 2	Exhibits and Reports on Form 8-K	15

SIGNATURES	16

CERTIFICATIONS	17

PART I    FINANCIAL INFORMATION

Item 1 Financial Statements

SENETEK PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003		2002

Revenues
Product sales		$902	$1,067
Royalties & Licensing		1,170	1,425

Total Revenue		2,072	2,492

Cost of Sales—Products		201	243
Royalties & Licensing		125	161

Total Cost of Sales		326	404

Gross Profit		1,746	2,088

Operating Expenses:
Research & Development		348	161
Administration, Sales and Marketing		1,056	1,161

Total Operating Expenses		1,404	1,322

Operating Income		342	766
Interest income		7	8
Interest expense (including amortization of debt discount)		(365)	(365)
Other income, net		—	22

Income (Loss) from continuing operations before income taxes and discontinued operations:		(16)	431
Provision for income taxes		(14)	(9)

Income (loss) from continuing operations before discontinued operations		(30)	422
Discontinued operations:
Royalty and license fee, net		(39)	82

Net Income (loss) available to Ordinary Shareholders		$(69)	$504

Basic and Diluted Income (Loss) from Continuing Operations	$	(—)	$0.01
Basic and Diluted Income (Loss) from Discontinued Operations	$	(—)	$—

Basic and Diluted Income (Loss) per Ordinary share outstanding	$	(—)	$0.01

Weighted average Basic Ordinary shares outstanding		59,052	59,052
Weighted average Diluted Ordinary shares Outstanding		59,052	59,213

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	($ in thousands)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,708	$3,572
Trade Receivables (net of provisions of $10,000 at March 31, 2003 and $0 at December 31, 2002)	1,368	1,311
Receivables related to disposed asset group (net of allowance for doubtful accounts of $0 at March 31, 2003 and $107,000 at December 31, 2002)	50	128
Non-Trade Receivables (net of provisions of $33,000 and $136,000 at March 31, 2003 and December 31, 2002)	53	27
Inventory (net of provisions of $72,000 at March 31, 2003 and December 31, 2002)	342	408
Prepaids and Deposits	147	111

Total Current Assets	5,668	5,557
Property & Equipment, net	3,225	3,249
Goodwill, net	1,308	1,308

Total Assets	$10,201	$10,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	668	573
Accrued Liabilities	1,053	1,172

Total Current Liabilities	1,721	1,745

Long Term Liabilities
Notes Payable, net of discount of $902,000 and $1,118,000	6,487	6,271
Other long term liabilities	90	98
Deferred License Fees	1,578	1,621
Commitments and Contingencies
Stockholders’ Equity
Ordinary shares $0.08 (5 pence) par value:
Authorized shares: 100,000,000 Issued and outstanding shares:
March 31, 2003—59,052,153
December 31, 2002—59,052,153	4,763	4,763
Share Premium	82,135	82,125
Accumulated Deficit	(86,627)	(86,558)
Equity Adjustment from Foreign Currency Translation	54	49

Total Stockholders’ Equity	$325	$379

Total Liabilities and Stockholders’ Equity	$10,201	$10,114

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands, except shares outstanding)
(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Equity

Balances, January 1, 2003	59,052,153	$4,763	$82,125	$(86,558)	$49	$379
Fair value of options issued to consultants			10			10
Comprehensive loss
Net loss				(69)		(69)
Translation gain, net of tax					5	5

Total Comprehensive Loss				(69)	5	(64)

Balances, March 31, 2003	59,052,153	$4,763	$82,135	$(86,627)	$54	$325

For the three months ended March 31, 2002 the translation loss was $2 and total comprehensive income was $502.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(69)	$504
(Income) loss from Discontinued Operations	39	(82)

Income (loss) from Continuing Operations	(30)	422
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	248	241
Stock Option Compensation	10	63
Changes in assets and liabilities:
Trade receivables	(57)	(379)
Non-trade receivables	(26)	1
Inventory	66	1
Prepaids and deposits	(36)	25
Accounts payable and accrued liabilities	(24)	(283)
Deferred License Fees	(43)	(72)

Net Cash Provided by Continuing Operations	108	19
Net Cash Provided by Discontinued Operations	39	75

Net Cash Provided by Operating Activities	147	94

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(8)	—

Net Cash Used by Investing Activities	(8)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	(8)	(20)

Net Cash used in Financing Activities	(8)	(20)

NET INCREASE IN CASH AND CASH EQUIVALENTS	131	74
Cash and cash equivalents at the beginning of period	3,572	1,814
Effect of exchange rate changes on cash	5	(2)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,708	$1,886

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$—	$—
Income Taxes	104	—

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or “the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations) for the three months ended March 31, 2003 and March 31, 2002. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited which is expected to facilitate and promote sales in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

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

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

2.

Inventory at cost comprises:

	March 31, 2003	December 31, 2002

	(in thousands)
Finished Goods	$75	$82
Raw Materials	95	154
Work in Progress	172	172

	$342	$408

Employee Stock Options

The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change its accounting. If the fair value method of accounting had been applied, results would have been:

	Three Months ended March 31,

	2003	2002

Pro forma impact of fair value method
Reported net income (loss)	$(69)	$504
Less: fair value impact of employee stock compensation	(183)	(165)

Pro forma net income	(252)	339

Earnings per common share
Basic and diluted–as reported	$0.00	$0.01
Basic and diluted–pro forma	$0.00	$0.01

4.

Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(30)	$422
Income (Loss) from Discontinued Operations	(39)	82

Basic and Diluted Net Income (Loss)	$(69)	$504

Denominator:
Basic weighted average shares outstanding	59,052	59,052
Stock options and warrants “in the money”	—	161

Diluted weighted average Shares outstanding	59,052	59,213

Options and warrants to purchase 15,564,493 and 11,105,795 shares of stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price, except for the assumed exercise of 4,194,285 warrants using the treasury stock method for the three months ended March 31, 2002.

5.

Segment Reporting

	Three months ended March 31, 2003

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$277	$1,795	$2,072
Operating (loss) income	(508)	850	342
(Loss) income from continuing operations available to common shareholders before taxes	(873)	857	(16)

	Three months ended March 31, 2002

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$328	$2,164	$2,492
Operating (loss) income	(454)	1,220	766
(Loss) income available to common shareholders before taxes from continuing operations	(797)	1,228	431

The allocation of administration, sales and marketing expense between segments for the period ended March 31, 2002 has been recalculated to be consistent with the method of allocation for the period ended March 31, 2003. There has been no change in the total administration, sales and marketing expense. The administration, sales and marketing expense are generally allocated equally between each business segment.

6.

Discontinued Operations

On December 31, 2002, the Company closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired in the 1995 acquisition of Carme Inc. (which are referred to to hereafter as the intellectual property) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments, plus interest at 10%, commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of the intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office.

The Company accounted for this transaction as a sale of assets. The gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. Accordingly, the balance of the unpaid promissory note of $2.3 million will be netted with the deferred gain on the balance sheet. Any gain on the transaction in excess of the initial payment of $400,000 and the previously unamortized portion of the $100,000 deposit made by USITC will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, the related royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

The Company had licensed the intellectual property to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. The purchase and sale agreement, among other things, terminated the 1999 license agreement. Other than the 1999 license agreement and the DuBarry product line license agreement, there are no material existing relationships between USITC and Senetek.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 9 through 13, in Item 1A of the Annual Report, “Certain Important Factors”, on pages 14 and 15 and in item 7 of the Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

Continued improvement in our gross profit percentage, current ratio and cash position were the major accomplishments in a quarter that had lower revenues, gross profit, operating income and net income for the quarter ended March 31, 2003 compared to March 31, 2002.

	3 months ended March 31,

	2003	2002

	($ in thousands)
Revenues	$2,072	$2,492
Gross Profit	$1,746	$2,088
Gross Profit percentage	84.3%	83.8%
Operating Income	$342	$766
Net Income (Loss)	$(69)	$504

		December 31, 2002

Current ratio	3.29	3.18
Total change in cash and cash equivalents	$136	—

Revenues

Our product sales and royalty and licensing revenues of $2,072,000 for the first quarter of 2003, an overall decrease of 16.9% compared to the first quarter of 2002, were represented by $902,000 of product sales and $1,170,000 from royalties and licensing fees. The revenues were comprised of $277,000 from the sale and royalties of pharmaceutical products and $1,795,000 from the sale and royalties of skincare products.

Our product sales and royalty and licensing revenues of $2,492,000 for the first quarter of 2002 were represented by $1,067,000 of product sales and $1,425,000 from royalties and licensing fees. The revenues were comprised of $328,000 from the sale and royalties of pharmaceutical products and $2,164,000 from the sale and royalties of skincare products.

The 17.1% decrease in sales of and royalties on skincare products was mainly due to decreased product sales and royalties from ICN Pharmaceuticals and royalties from Revlon. The decrease in business with ICN is primarily related to the timing of when certain products are launched for sale. The decrease in Revlon royalty income is primarily the result of lower unit sales and the mix of product sold by Revlon.

The 15.5% decrease in sales of and royalties on pharmaceutical products was due primarily to the timing of when such orders were received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2003, which includes contract manufacturing and royalty fees, was $326,000, down 19.3% from $404,000 in the first quarter of 2002. Cost of goods sold as a percentage of sales between 2003 and 2002 was consistent with 15.7% for the first quarter of 2003 compared to 16.2% for the first quarter of 2002.

In the Pharmaceutical Sector, cost of goods sold for the first quarter of 2003 was $82,000, a decrease of 18% from $100,000 in the first quarter of 2002. The decrease was a result of the decreased sales of monoclonal antibodies.

In the Skincare Sector, cost of goods sold for the first quarter of 2003 was $244,000, a decrease of 19.7% from $304,000 in the first quarter of 2002. The decrease was the result of lower Skincare product sales.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the first quarter of 2003 was $348,000, an increase of 116% from $161,000 in the first quarter of 2002. The increase was due to higher levels of spending for the development of Invicorp as we proceed with the arrangements for the manufacture and supply of product, including preparation of type 2 variations, for the anticipated launch for Denmark and New Zealand. The Company is hopeful that the regulatory and manufacturing actions required to launch Invicorp in New Zealand in the 3rd quarter of 2003 and in Denmark during the 4th Quarter of 2003 can be completed. The Company intends to hire an in-house regulatory expert to assist our outside consultants with these issues and those related to the subsequent Mutual Recognition Process for the European Union.  Additionally, the Company spent additional research and development funds related to its Skincare Segment as it has continued to evaluate and test potential new skincare products. The Company has continued its development of the drug delivery devices, Reliaject and Adrenaject, including evaluating and discussing uses of the devices with potential business partners.

Although we expect future research and development spending for our sexual dysfunction products to increase as we progress with the approval process in Europe, we are closely evaluating our expenditures and actively searching for business partners to help us defray some of the regulatory, manufacturing, marketing and sales expense associated with the extensive distribution that is needed for our product.

Administration, Sales and Marketing

Administration, Sales and Marketing expenses for the first quarter of 2003 totaled $1,056,000, a decrease of 9.0% from $1,161,000 in the first quarter of 2002. The decrease was mainly due to a reduction in consulting expenses, stock option compensation and travel expenses with such reductions partially offset by an increase in design and administrative expenses associated with Senetek's Kinetin Plus product line, insurance costs and legal expenses resulting from the OMP litigation discussed in Part II, Item 1 of this document.

OPERATING INCOME

Operating income for the first quarter of 2003 totaled $342,000 compared to an operating income of $766,000 in the first quarter of 2002.

The operating loss in the pharmaceuticals sector for the first quarter of 2003 totaled $(508,000), an increase of 11.9% from $(454,000) in the first quarter of 2002. This is due to the decreased revenue from monoclonal antibodies and increased research and development spending partly offset by lower general and administrative costs.

Operating profit in the skincare sector for the first quarter of 2003 totaled $850,000, a decrease of 30.3% from an operating profit of $1,220,000 in the first quarter of 2002. This was due mainly to decreased product revenue from ICN and decreased royalty income from Revlon.

OTHER INCOME AND EXPENSE

Included in interest expense for the first quarter of 2003 and 2002 is $216,000 relating to the amortization of debt discount on our notes payable. Also, included in interest expense for both three month periods ended March 31, 2003 and 2002 was $149,000 related to the interest payable at 8% per annum on the $7.4 million notes payable.

For a full discussion of the April 1999 and amended June 2001 financing activities, please refer to Note 9 to the financial statements included in the Company’s 2002 Annual Report on Form 10-K.

TAXATION

Gross deferred tax assets, which approximate $27.4 million at March 31, 2003 and relate to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $136,000 during the quarter ended March 31, 2003 to $3,708,000. This increase is due to cash generated from our operating activities. In addition we have increased our current ratio to 3.29 at March 31, 2003 from 3.18 as of December 31, 2002.

 We expect our financial performance and cash flow to fund our research and development budget for 2003, which is estimated at $1.3 million. However, we may also continue to rely on additional sources of private financing through equity financing, short-term loans or proceeds from the exercise of options and warrants. The majority of our research and development expenditures are discretionary in nature and can be modified if our financial position so dictates.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and are due and payable in full in April 2004. Interest may be paid in cash or in Ordinary shares of Senetek. The Company is actively pursuing refinancing these promissory notes with both the existing lender and potential new lenders. There can be no assurance that the Company will be able to secure new financing prior to the notes maturity in April 2004. If the Company is unable to secure a firm commitment or new financing by the filing date of the Form 10-Q reporting results for the quarter ended June 30, 2003, the notes will be required to be classified as a current liability.

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

As of March 31, 2003 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that additional spending of approximately $700,000 will be required to bring these assets into commercial use. Invicorp is currently approved in New Zealand and Denmark in Reliaject and ampoule format and we have solved all outstanding manufacturing issues. We have signed a Marketing and Distribution Agreement for New Zealand and are presently evaluating other partners for Denmark and other parts of Europe. We are also developing an alternative plan for marketing and distributing Invicorp on our own in certain parts of Europe. We are also evaluating potential opportunities with drug companies that could potentially use and incorporate our drug delivery device and technology with their products. We will ultimately be making a decision based on our evaluation of the expected financial outcomes of the scenarios. Although these discussions may lead to a license or other agreement of a substantial nature in due course, we cannot assure that we will be successful in securing such an agreement, which could result in a write down of all or part of the carrying value of this asset. Such a write down, although it would not effect the Company’s short term cash position, would have a material adverse impact on future net income. We believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

ADOPTION OF NEW ACCOUNTING STANDARDS

In November 2002, Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact the adoption of EITF 00-21 will have on its financial statements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45

Under its Articles of Association, the Company is required to indemnify its officers and directors for all costs, losses and liabilities they may incur as a result of the officer or director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a director's and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses indemnified against. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Our primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., Prime to LIBOR spreads) and currency exchange rate variability.

We believe that fluctuations in interest rates and currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II   OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On April 11, 2003, we filed a lawsuit against OMP, Inc. in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, unfair competition, and unjust enrichment. We are seeking an unspecified amount of damages, restitution, injunctive relief and specific performance. OMP has not yet responded to our complaint.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth.

*10.2	License Agreement dated March 21, 2003 by and between Senetek PLC and LaviPharm S.A.

*10.3	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.

* Confidential treatment has been requested as to certain portions of these exhibits

(b) Reports on Form 8-K

A current report on Form 8-K dated December 31, 2002, reporting under item 2, Disposition of Assets, and Item 7, Pro Forma Financial Information, was filed on January 15, 2003 to disclose the transaction with U.S. International Trading Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)
By:	/s/ FRANK J. MASSINO

Frank J. Massino Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2002

By:	/s/ BRADLEY D. HOLSWORTH

Bradley D. Holsworth Chief Financial Officer

Date: May 13, 2002

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

Date: May 13, 2003

CERTIFICATIONS

I, Bradley D. Holsworth, certify that:

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

Date: May 13, 2003