Form 10-Q
period 2003-06-30
SENETEK PLC /ENG/
filed 2003-08-14
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          At August 12, 2003, there were 59,052,153 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I    FINANCIAL INFORMATION

Item 1 Financial Statements

SENETEK PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues
Product sales	$366	$107	$1,269	$1,174
Royalties & Licensing	1,132	3,109	2,301	4,534

Total Revenue	1,498	3,216	3,570	5,708

Cost of Sales—Products	145	38	346	281
Royalties & Licensing	131	133	255	294

Total Cost of Sales	276	171	601	575

Gross Profit	1,222	3,045	2,969	5,133

Operating Expenses:
Research & Development	273	207	621	368
Administration, Sales and Marketing	1,470	1,401	2,526	2,562

Total Operating Expenses	1,743	1,608	3,147	2,930

Operating Income (loss)	(521)	1,437	(178)	2,203
Interest income	4	9	10	17
Interest expense (including amortization of debt discount)	(365)	(364)	(730)	(729)
Other income, net	—	2	—	24

Income (Loss) from continuing operations before income taxes	(882)	1,084	(898)	1,515
Provision (benefit) for income taxes	(12)	(4)	2	5

Income (loss) from continuing operations	(870)	1,088	(900)	1,510
Discontinued operations:	—
Royalty and license fee, net	—	82	(39)	164

Net Income (loss) available to Ordinary Shareholders	$(870)	$1,170	$(939)	$1,674

Basic and Diluted Income (Loss) from Continuing Operations	$(.02)	$.02	$(.02)	$.03
Basic and Diluted Income (Loss) from Discontinued Operations	—	—	—	—

Basic and Diluted Income (Loss) per Ordinary share outstanding	$(.02)	$.02	$(.02)	$.03

Weighted average Basic Ordinary shares outstanding	59,052	59,052	59,052	59,052
Weighted average Diluted Ordinary shares Outstanding	59,052	59,052	59,052	59,133

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	($ in thousands) (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,949	$3,572
Trade Receivables (net of provisions of $10,000 at June 30, 2003 and $0 at December 31, 2002)	1,445	1,311
Receivables related to disposed asset group (net of allowance for doubtful accounts of $0 at June 30, 2003 and $107,000 at December 31, 2002)	35	128
Non-Trade Receivables (net of provisions of $33,000 at June 30, 2003 and December 31, 2002)	54	27
Inventory (net of provisions of $132,000 at June 30, 2003 and $82,000 December 31, 2002)	453	408
Prepaids and Deposits	200	111

Total Current Assets	5,136	5,557
Property & Equipment, net	3,216	3,249
Goodwill, net	1,308	1,308

Total Assets	$9,660	$10,114

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	947	573
Accrued Liabilities	939	1,172
Notes Payable, net of discount of $686,000	6,703	—

Total Current Liabilities	8,589	1,745

Long Term Liabilities
Notes Payable, net of discount of $1,118,000	—	6,271
Other long term liabilities	83	98
Deferred License Fees	1,535	1,621

	10,207	9,735

Commitments and Contingencies
Stockholders’ Equity (Deficit)
Ordinary shares $0.08 (5 pence) par value:
Authorized shares: 100,000,000 Issued and outstanding shares:
June 30, 2003 and December 31, 2002—59,052,153	4,763	4,763
Share Premium	82,135	82,125
Accumulated Deficit	(87,497)	(86,558)
Equity Adjustment from Foreign Currency Translation	52	49

Total Stockholders’ Equity (Deficit)	$(547)	$379

Total Liabilities and Stockholders’ Equity (Deficit)	$9,660	$10,114

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands, except shares outstanding)
(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Equity

Balances, January 1, 2003	59,052,153	$4,763	$82,125	$(86,558)	$49	$379
Fair value of options issued to consultants	—	—	10	—	—	10
Comprehensive income (loss)
Net loss	—	—	—	(939)	—	(939)
Translation gain, net of tax	—	—	—	—	3	3

Total Comprehensive Income (Loss)	—	—	—	(939)	3	(936)

Balances, June 30, 2003	59,052,153	$4,763	$82,135	$(87,497)	$52	$(547)

For the six months ended June 30, 2002 the translation loss was $2,000 and total comprehensive income was $ 1,672,000.

For the three months ended June 30, 2003, the translation loss was $ (2,000) and total comprehensive loss was $ (872,000).

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(939)	$1,674
Income (loss) from Discontinued Operations	39	(164)

Income (loss) from Continuing Operations	(900)	1,510
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	483	481
Stock Option Compensation	10	174
Changes in assets and liabilities:
Trade receivables	(134)	(153)
Non-trade receivables	(27)	—
Inventory	(45)	(37)
Prepaids and deposits	(89)	26
Accounts payable and accrued liabilities	141	(755)
Deferred License Fees	(86)	(887)

Net Cash (used in) Provided by Continuing Operations	(647)	359
Net Cash Provided by Discontinued Operations	54	75

Net Cash (used in) Provided by Operating Activities	(593)	434

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of Property and Equipment	(18)	(10)

Net Cash Used in Investing Activities	(18)	(10)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal Payment on Debt	(15)	(20)

Net Cash used in Financing Activities	(15)	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(626)	404
Cash and cash equivalents at the beginning of period	3,572	1,814
Effect of exchange rate changes on cash	3	(2)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,949	$2,216

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$298	$295
Income Taxes	61	13

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or the “Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations) for the three and six months ended June 30, 2003 and June 30, 2002. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited, which has remained dormant since inception. All significant inter-company balances and transactions have been eliminated in consolidation.

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

          Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

2.       Liquidity

          During the six months ended June 30, 2003, the Company incurred a net loss of $ (939,000) and a net decrease in cash from December 31, 2002 of $(623,000).   As a result of the operating loss for the six months ended June 30, 2003, the Company’s shareholder deficit is $ (547,000) at June 30, 2003.  Although the Company continues to work diligently to secure new financing arrangements for its notes payable due April 2004, no such arrangements have been finalized. As a result, the $6.7 million of notes payable have been classified as a current liability at June 30, 2003.  As a result of the reclassification of the notes payable to a current liability, the Company’s net working capital is a deficit $3.45 million at June 30, 2003. The Company is hopeful a new debt arrangement can be completed within the next 90 days in which a significant portion of the notes payable will not be due for at least one year.  The Company expects to have adequate working capital to fund its operations during the remainder of 2003.

3.        Inventory at cost comprises:

	June 30, 2003	December 31, 2002

	(in thousands)
Finished Goods	$38	$82
Raw Materials	243	154
Work in Progress	172	172

	$453	$408

4.        Employee Stock Options

            The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change its accounting. If the fair value method of accounting had been applied, results would have been:

	Six Months ended June 30,

	2003	2002

	(in thousands, except per share data)
Pro forma impact of fair value method
Reported net income (loss)	$(939)	$1,674
Less: fair value impact of employee stock compensation	(414)	(345)

Pro forma net income	$(1,353)	$1,329

Earnings per common share
Basic and diluted–as reported	$(0.02)	$0.03
Basic and diluted–pro forma	$(0.02)	$0.02

5.       Earnings per Share

          Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(870)	$422	$(900)	$1,510
Income (Loss) from Discontinued Operations	—	82	(39)	164

Basic and Diluted Net Income (Loss)	$(870)	$504	$(939)	$1,674

Denominator:
Basic weighted average shares outstanding	59,052	59,052	59,052	59,052
Stock options and warrants “in the money”	—	—	—	81

Diluted weighted average Shares outstanding	59,052	59,052	59,052	59,133

          Options and warrants to purchase 15,564,493 and 10,815,795 common shares were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price being currently above average closing price, except for the assumed exercise of 80,660 options using the treasury stock method for the six months ended June 30, 2002.

6.       Segment Reporting

	Six months ended June 30, 2003

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$614	$2,956	$3,570
Operating (loss) income	(1,187)	1,009	(178)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,917)	1,019	(898)

	Six months ended June 30, 2002

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$657	$5,051	$5,708
Operating (loss) income	(1,068)	3,271	2,203
Income (Loss) from continuing operations available to common shareholders before taxes	(1,773)	3,288	1,515

	Three months ended June30, 2003

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$339	$1,159	$1,498
Operating (loss) income	(679)	158	(521)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,044)	162	(882)

	Three months ended June 30, 2002

	Pharmaceutical	Skincare	Total

	(in thousands)
Net revenues to external customers	$329	$2,887	$3,216
Operating (loss) income	(595)	2,032	1,437
(Loss) income available to common shareholders before taxes from continuing operations	(957)	2,041	1,084

The allocation of administration, sales and marketing expense between segments for the periods ended June 30, 2002 has been recalculated to be consistent with the method of allocation for the period ended June 30, 2003. There has been no change in the total administration, sales and marketing expense. The administration, sales and marketing expense are generally allocated equally between each business segment.

7.       Discontinued Operations

          On December 31, 2002, the Company closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired in the 1995 acquisition of Carme Inc. (which are referred to hereafter as the “intellectual property”) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments, plus interest at 10%, commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of certain intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office. Upon payment in full of the notes payable, the remaining intellectual property will be transferred.

          The Company accounted for this transaction as a sale of assets. The gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. Accordingly, the balance of the unpaid promissory note of $2.3 million is netted with the deferred gain on the balance sheet. Any gain on the transaction in excess of the initial payment of $400,000 and the previously unamortized portion of the $100,000 deposit made by USITC will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, the related royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

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

8.       Advertising Costs

          The Company’s policy is to expense advertising costs as incurred.  During the three and six months ended June 30, 2003 the Company incurred advertising costs of $47,000 and $57,000 related to the development of its direct response Infomercial.  No advertising costs were incurred in 2002.

9.       Related Party Transaction

          During June 2003, the Company entered into a month to month consulting agreement with Cherry Tree Development, LLC to act as an advisor related to Company’s licensing of their proprietary sexual dysfunction drug, InviCorp, and drug delivery system, Reliaject. Cherry Tree Development, LLC will be compensated $12,000 for each month of service and is an entity affiliated with Franklin Pass, a member of the Company’s Board of Directors.

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

          This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 9 through 13, in Item 1A of the Annual Report, “Certain Important Factors” on pages 14 and 15 and in item 7 of the Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 19 through 29. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

     Significant Trends

          Our revenues, gross profit, operating income, net income, current ratio and cash position have fluctuated downward since the corresponding period in 2002 and since December 31, 2002. As detailed on the following pages, our revenues decreased in the periods ended June 30, 2003 compared to those in 2002 primarily because of the termination of a license in one of our largest markets, Japan, and another licensee undertaking a significant product launch in the second quarter of 2002 that was not duplicated in 2003. These reduced revenues directly impacted our gross profit, operating income, net income and cash flow for the three and six month period ended June 30, 2003. Our current ratio as of June 30, 2003 has been negatively impacted because our $6.7 million of notes payable due in April 2004 were reclassified as a current liability.  Although we are actively negotiating a new financing agreement, no such agreement has been reached.

	6 months ended June 30,

	2003	2002

	($ in thousands)
Revenues	$3,570	$5,708
Gross Profit	$2,969	$5,133
Gross Profit percentage	83.2%	89.9%
Operating Income (loss)	$(178)	$2,203
Net Income (Loss)	$(939)	$1,674

	June 30, 2003	December 31, 2002

Current ratio	.60	3.18
Total change in cash and cash equivalents since year end	$(623)	—

Revenues

          Our product sales and royalty and licensing revenues of $1,498,000 for the second quarter of 2003, an overall decrease of 53.4% compared to the second quarter of 2002, were comprised of  $366,000 of product sales and $1,132,000 from royalties and licensing fees. Such revenues were comprised of $339,000 from the sale of and royalties on pharmaceutical products and $1,159,000 from the sale of and royalties on skincare products.

          Our product sales and royalty and licensing revenues of $3,216,000 for the second quarter of 2002 were comprised of  $107,000 of product sales and $3,109,000 from royalties and licensing fees. Such revenues were comprised of $329,000 from the sale of and royalties on pharmaceutical products and $2,887,000 from the sale of and royalties on skincare products.

          The 60% decrease in sales of and royalties on skincare products during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was mainly due to the termination of OMP, Inc. as a Kinetin licensee for Japan.  OMP had provided approximately $1 million in 2002 royalties primarily the result of unamortized license fees being recognized as revenue when the contract terminated. There is no revenue from the Japan market in the six months ended June 30, 2003 as a result of activities that are subject to our pending lawsuit against OMP. The decrease was also due to decreased product sales and royalties from ICN Pharmaceuticals and royalties from Revlon. The decrease in business with ICN is primarily related to the recognition of approximately $235,000 in the second quarter of 2002 for royalties related to sales made by ICN in prior periods but not previously reported.  The decrease in Revlon royalty income of approximately $600,000, is primarily due to lower unit sales resulting partially from a significant product launch by Revlon in the second quarter of 2002 that was nonrecurring in 2003. The decrease in Revlon royalty income was also partially caused by a lower average royalty rate resulting from Revlon’s reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced the royalty rate but did not produce additional unit volume.

          The 3% increase in sales of and royalties on pharmaceutical products was due primarily to the timing of when such orders were received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

          Our product sales and royalty and licensing revenues of $3,570,000 for the six months ended June 30, 2003, an overall decrease of 37.5% compared to the same period in 2002, were comprised of  $1,269,000 of product sales and $2,301,000 from royalties and licensing fees. Such revenues were comprised of $614,000 from the sale of and royalties on pharmaceutical products and $2,956,000 from the sale of and royalties on skincare products.

          Our product sales and royalty and licensing revenues of $5,708,000 for the six months ended June 30, 2002 were comprised of  $1,174,000 of product sales and $4,534,000 from royalties and licensing fees. Such revenues were comprised of $657,000 from the sale of and royalties on pharmaceutical products and $5,051,000 from the sale of and royalties on skincare products.

          The 41.5% decrease in sales of and royalties on skincare products during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was mainly due to the loss of OMP, Inc. as a licensee.  OMP had provided approximately $1 million in 2002 royalties primarily the result of unamortized license fees being recognized as revenue when the contract terminated. There is no revenue from the Japan market in the six months ended June 30, 2003 as a result of activities that are subject to our pending lawsuit against OMP.  The decrease was also due to decreased product sales and royalties from ICN Pharmaceuticals and decreased royalties from Revlon. The decrease in revenue with ICN is primarily related to the recognition of approximately $235,000 in the second quarter of 2002 for royalties related to sales made by ICN in prior periods but not previously reported.  The decrease in Revlon royalty income of approximately $800,000 is primarily due to lower unit sales resulting partially from a significant product launch by Revlon in the second quarter of 2002 that was nonrecurring in 2003. The decrease in Revlon royalty income was also partially caused by a lower average royalty rate resulting from Revlon’s reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced the royalty rate but did not produce additional unit volume.

          The 6.6% decrease in sales of and royalties on pharmaceutical products was due primarily to the timing of orders received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

     Cost of Goods Sold

          Cost of goods sold for the six and three months ended June 30, 2003, which includes contract manufacturing and royalty fees, was $601,000 and $276,000, respectively, compared to $575,000 and $171,000 for the comparable periods in 2002.   Costs of Goods sold related to royalty income generally consists of a small commission that is required to be paid on certain type of Kinetin products plus a 30% commission due on revenue from Monoclonal Antibodies.  Cost of goods sold related to product sales primarily relates to the fees we pay our contract manufacturer to produce the finished product plus costs we incur to produce our Invicorp product. During the quarter ended June 30, 2003, the Company recognized a $40,000 charge to cost of sales related to quality and stability issues with certain Invicorp finished goods.

OPERATING EXPENSES

     Research and Development

          Research and Development expenditure for the six months and three months ended June 30, 2003 was $621,000 and  $273,000, respectively, an increase of approximately 69% and 32% from the comparable periods in 2002.  The increase was due to higher levels of spending for the development of Invicorp as we proceed with the arrangements for the manufacture and supply of product, including preparation of variations, for the anticipated launches for Denmark and New Zealand. The Company encountered manufacturing issues with its contract manufacturer involving the production of Invicorp and in July 2003 changed the primary manufacturer, with production beginning at the new manufacturer in August 2003. As a result of this change, the launch of Invicorp in New Zealand will be delayed until December 2003 or First Quarter 2004, and the launch in Denmark will be delayed until 2004. The Company has devoted more resources to work with and assist our outside consultants with these issues and those related to the subsequent Mutual Recognition Procedure for marketing authorizations in selected states of the European Union.  Additionally, the Company spent additional research and development funds related to its Skincare Segment as it has continued to evaluate and test potential new skincare products, including entering into research collaboration agreements with Beiersdorf A.G. and the Institute of Experimental Botany in the Czech Republic. The Company has continued evaluating and discussing uses of the drug delivery devices, Reliaject and Adrenaject, with potential business partners. The Company has not recently, or expected to in the near future, spend any significant funds on the enhancement of these delivery devices.

          Although we expect future research and development spending for our sexual dysfunction products to increase as we progress with the regulatory approval process in Europe, we are closely evaluating our expenditures and actively searching for business partners to help us defray some of the regulatory, manufacturing, marketing and sales expense associated with the extensive distribution that is needed for our Invicorp product.

     Administration, Sales and Marketing

          Administration, Sales and Marketing expenses for the six months ended June 30, 2003 totaled $2,526,000, a decrease of approximately 1.0% from $2,562,000 in the six months ended June 30, 2002.  The decrease was mainly due to a reduction in consulting expenses, stock option compensation and travel expenses with such reductions partially offset by an increase in design and marketing expenses associated with Senetek’s Kinetin Plus product line, insurance costs, and legal and professional fees, partially the result of legal matters discussed in Part II, Item I of this document.

          For the three months ended June 30, 2003, Administration, Sales and Marketing expense totaled $1,470, 000 compared to $1,401,000. The 4.9% increase was primarily caused by an increase in legal and professional fees and expenses associated with the Kinetin Plus product launch, partially offset by reduced stock compensation expense, lower travel costs and lower printing and annual report costs.

OPERATING INCOME

          Operating income (loss) for the six and three months ended June 30, 2003 totaled $(178,000) and $(521,000) compared to $2,203,000 and $1,437,000 in the corresponding periods for June 30, 2002.  The primary reason for the decrease in operating income from 2002 to 2003 related to the reduced skin care royalty income from OMP, Inc., Revlon and ICN.

          The operating loss in the pharmaceuticals sector for the six and three months ended June 30, 2003 totaled $(1,187,000) and $(679,000), an increase of approximately 11% and 14% from the corresponding period in 2002.  This is due to the decreased revenue from monoclonal antibodies and increased research and development spending.

          Operating profit in the skincare sector for the six and three months ended June 30, 2003 totaled $1,009,000 and $158,000 compared to $3,271,000 and $2,032,000 for the corresponding periods of 2002. The primary reason for the decrease in operating income from 2002 to 2003 related to the reduced skin care royalty income from OMP, Inc., Revlon and ICN

OTHER INCOME AND EXPENSE

          Included in interest expense for the six and three months ended for June 30, 2003 and 2002 is  $432,000 and $216,000 relating to the amortization of debt discount on our notes payable. Also, included in interest expense for both six and three month periods ended June 30, 2003 and 2002 was $298,000 and $149,000 related to the interest payable at 8% per annum on the $7.4 million notes payable.

TAXATION

          Gross deferred tax assets, which approximate $27.7 million at June 30, 2003 and relate primarily to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents decreased by $623,000 during the six months ended June 30, 2003 to $2,949,000. This decrease is due to cash required to fund operating activities. Our current ratio as June 30, 2003 has decreased to .60 from 3.18 at December 31, 2002 because we are now required to reclassify the $6.7 million of notes payable due in April 2004 as a current liability.

          We expect our financial performance and cash flow to fund our research and development budget for 2003, which is estimated at $1.3 million. The majority of our research and development expenditures are discretionary in nature and can be modified if our financial position so dictates.

          In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and are due and payable in full in April 2004. Interest may be paid in cash or in Ordinary shares of Senetek. The Company is actively pursuing refinancing these promissory notes with both the existing lenders and potential new lenders. There can be no assurance that the Company will be able to secure new financing prior to the notes maturity in April 2004. Since the Company has not yet been able to secure new debt or modify the terms of the notes, the balance of the notes payable will be classified as a current liability until the notes are paid off or the terms modified.

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

          As of June 30, 2003 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that additional spending of approximately $700,000 will be required to bring these assets into commercial use. Invicorp is currently approved in New Zealand and Denmark in Reliaject and ampoule format. We have signed a Marketing and Distribution Agreement for New Zealand with Douglass Pharmaceuticals. With the assistance of a recently engaged consultant, we are presently evaluating other partners for Denmark, other parts of Europe, as well as the U.S. We are also developing an alternative plan for marketing and distributing Invicorp on our own in certain parts of Europe. We are also evaluating potential opportunities with drug companies that could potentially use and incorporate our drug delivery device and technology with their products. We will ultimately be making a decision based on our evaluation of the expected financial outcomes of the scenarios. Although these discussions may lead to a license or other agreement of a substantial nature, we cannot assure that we will be successful in securing such an agreement, which could result in a write down of all or part of the carrying value of this asset. Such a write down, although it would not affect the Company’s short term cash position, would have a material adverse impact on future net income. We currently believe that future cash flows will exceed the carrying value of the asset.

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

          In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

          Under its Articles of Association, the Company is required to indemnify its officers and directors for all costs, losses and liabilities they may incur as a result of the officer or director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement.  In some cases, the Company has obtained insurance providing coverage for losses indemnified against. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

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

Item 4. Controls and Procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(a) Evaluation of Disclosure Controls and Procedures.

          As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Controls.

          There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On April 11, 2003, we filed a lawsuit against OMP, Inc. in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment. We are seeking damages in an amount to be proven at trial as well as restitution, injunctive relief and specific performance. The court granted OMP’s demurrer to several of our claims, and we filed an amended complaint on June 20, 2003. OMP has filed another demurrer challenging several (but not all) of our claims, and a hearing has been set for September 8, 2003.

          On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the Defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $692,000 purchase price paid in advance, and of $294,000 paid for validation studies, as well as other amounts to be proven at trial for validation studies and regulatory filings required when the Company was forced to transfer manufacturing to a third party.  We are awaiting response to our complaint.

          On August 6, 2003, the Company filed a complaint against Uwe Thieme, a Senetek Director, and his brother, Heiko Thieme, in the United States District Court for the Northern District of California. The complaint alleges that the defendants solicited proxies for the 2003 Annual General Meeting in a manner that violated the federal securities laws. The complaint requests a temporary restraining order and injunctive relief invalidating any proxies or voting instructions illegally obtained by the defendants, prohibiting the defendants from making any further illegal proxy solicitations, requiring the defendants to file a proxy statement that complies with the federal securities laws, and postponing the Annual General Meeting. On August 7, 2003, the Court entered a temporary restraining order granting this relief, permitting expedited discovery, and scheduling a status conference for September 29, 2003. The Court also directed the Company not to solicit any proxies until the earlier of August 22, 2003 or the date that the defendants file a definitive proxy statement with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1+	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

10.2	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

10.3*	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

* Confidential treatment has been requested as to certain portions of these exhibits

+ Management Contract or compensatory plan or arrangement

(b) Reports on Form 8-K

            A Form 8-K dated April 11, 2003 was filed to disclose the Company’s filing of a lawsuit against OMP, Inc.  in Los Angeles County Superior Court. See Part II, “Legal Proceedings”.

            A Form 8-K dated June 2, 2003 was filed to disclose the Company’s filing of a lawsuit against Eagle-Picher Technologies, LLC and Eagle-Picher Industries in the High Court of Justice, Chancery Division, in London, England.  See Part II, “Legal Proceedings”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

	By:	/s/ FRANK J. MASSINO

Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: August 14, 2003

	By:	/s/ BRADLEY D. HOLSWORTH

Bradley D. Holsworth Chief Financial Officer

Date: August 14, 2003