Form 10-Q
period 2003-09-30
SENETEK PLC /ENG/
filed 2003-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At November 12, 2003, there were 59,052,153 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Product sales	$1,115	$660	$2,383	$1,834
Royalties & Licensing	1,095	1,434	3,397	5,968

Total Revenue	2,210	2,094	5,780	7,802

Cost of Sales—Products	295	139	641	420
Royalties & Licensing	100	—	356	294

Total Cost of Sales	395	139	997	714

Gross Profit	1,815	1,955	4,783	7,088

Operating Expenses:
Research & Development	665	470	1,286	838
Administration, Sales and Marketing	1,669	944	4,195	3,506

Total Operating Expenses	2,334	1,414	5,481	4,344

Operating Income (loss)	(519)	541	(698)	2,744
Interest income	1	9	11	26
Interest expense (including amortization of debt discount)	(576)	(364)	(1,305)	(1,093)
Other income (expense), net	(3)	(6)	(3)	18

Income (Loss) from continuing operations before income taxes	(1,097)	180	(1,995)	1,695
Provision for income taxes	5	92	8	97

Income (loss) from continuing operations	(1,102)	88	(2,003)	1,598
Discontinued operations:
Royalty and license fee, net	—	119	(39)	283

Net Income (loss) available to Ordinary Shareholders	$(1,102)	$207	$(2,042)	$1,881

Basic and Diluted Income (Loss) from Continuing Operations	$(.02)	$.00	$(.03)	$.03
Basic and Diluted Income (Loss) from Discontinued Operations	—	.00	(.00)	.00

Basic and Diluted Income (Loss) per Ordinary share outstanding	$(.02)	$.00	$(.03)	$.03

Weighted average Basic Ordinary shares outstanding	59,052	59,052	59,052	59,052
Weighted average Diluted Ordinary shares outstanding	59,052	59,052	59,052	59,106

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	($ in thousands) (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,828	$3,572
Trade Receivables (net of provisions of $10,000 at September 30, 2003 and $0 at December 31, 2002)	734	1,311
Receivables related to disposed asset group (net of allowance for doubtful accounts of $0 at September 30, 2003 and $107,000 at December 31, 2002)	35	128
Non-Trade Receivables (net of provisions of $33,000 at September 30, 2003 and December 31, 2002)	120	27
Inventory (net of provisions of $324,000 at September 30, 2003 and $82,000 December 31, 2002)	471	408
Prepaids and Deposits	317	111

Total Current Assets	4,505	5,557
Property & Equipment, net	3,196	3,249
Goodwill, net	1,308	1,308

Total Assets	$9,009	$10,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,030	$573
Accrued Liabilities	695	1,000
Deferred Revenue and License Fee	2,752	172
Notes Payable, current portion	500	—

Total Current Liabilities	4,977	1,745

Long Term Liabilities
Notes Payable, net of discount of $1,933,000 at September 30, 2003 and $1,118,000 at December 31, 2002	2,455	6,271
Other Long Term Liabilities	75	98
Deferred License Fees	1,492	1,621

	8,999	9,735

Commitments and Contingencies

Stockholders’ Equity
Ordinary shares $0.08 (5 pence) par value:
Authorized shares: 100,000,000 Issued and outstanding shares:
September 30, 2003 and December 31, 2002—59,052,153	4,763	4,763
Share Premium	83,790	82,125
Accumulated Deficit	(88,600)	(86,558)
Equity Adjustment from Foreign Currency Translation	57	49

Total Stockholders’ Equity	10	379

Total Liabilities and Stockholders’ Equity	$9,009	$10,114

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholders’ Equity
Balances, January 1, 2003	59,052,153	$4,763	$82,125	$(86,558)	$49	$379
Fair value of options issued to consultants	—	—	25	—	—	25
Warrants issued for debt refinancing	—	—	1,640	—	—	1,640
Comprehensive income (loss)
Net loss	—	—	—	(2,042)	—	(2,042)
Translation gain, net of tax	—	—	—	—	8	8

Total Comprehensive Income (Loss)	—	—	—	(2,042)	8	(2,034)

Balances, September 30, 2003	59,052,153	$4,763	$83,790	$(88,600)	$57	$10

For the nine months ended September 30, 2002 the translation loss was $2,000 and total comprehensive income was $ 1,672,000.

For the three months ended September 30, 2003, the translation loss was $ (5,000) and total comprehensive loss was $ (1,097,000).

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,042)	$1,881
(Income) loss from Discontinued Operations	39	(283)

Income (loss) from Continuing Operations	(2,003)	1,598
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	702	720
Stock Option and Warrant Compensation	218	199
Changes in assets and liabilities:
Trade receivables	577	(109)
Non-trade receivables	(93)	—
Inventory	(63)	(35)
Prepaids and deposits	(206)	46
Accounts payable and accrued liabilities	(20)	(496)
Deferred License Fees	2,623	(929)

Net Cash Provided by Continuing Operations	1,735	994
Net Cash Provided by Discontinued Operations	54	255

Net Cash Provided by Operating Activities	1,789	1,249

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of Property and Equipment	(18)	(41)

Net Cash Used in Investing Activities	(18)	(41)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Principal Payment on Debt	(2,523)	(20)

Net Cash used in Financing Activities	(2,523)	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(752)	1,188
Cash and cash equivalents at the beginning of period	3,572	1,814
Effect of exchange rate changes on cash	8	(11)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,828	$2,991

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$298	$295
Income Taxes	61	13

Non-cash Financing Transactions:

In September 2003, the Company issued 4.5 million warrants to the holders of notes payable, valued at $1,447,000, in connection with the Notes Payable refinancing. The value of the warrants is being treated as additional discount on the Notes Payable.

In September 2003, the Company issued 600,000 warrants valued at $193,000 to financial advisors for their services in connection with the Notes Payable Refinancing. The value of the warrants was treated as additional interest expense in the quarter ended September 30, 2003.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or the “Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations) for the three and nine months ended September 30, 2003 and September 30, 2002. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed a new Hong Kong subsidiary, Senetek Asia (HK) Limited, which has remained dormant since inception. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Liquidity

During the nine months ended September 30, 2003, the Company incurred a net loss of $ (2,042,000) and a net decrease in cash from December 31, 2002 of $(744,000). During the quarter ended September 30, 2003, the Company entered into a modified License Agreement with Valeant Pharmaceuticals (“Valeant”) (formerly ICN Pharmaceuticals, Inc.), and received a $3 million prepayment for future products and royalties. On September 4, 2003 the Company amended its Notes Payable agreement and concurrently made a principal payment of $2.5 million and extended the maturity date of the notes until April 2007, subject to mandatory annual prepayments. As a result of the agreement with Valeant and the expectation that Valeant will earn through the entire $3 million prepayment within a 12 month period, the entire remaining balance is being treated as a current liability. As of September 30, 2003, the Company has a negative working capital balance of $(472,000), which included $2,752,000 of deferred revenue and license fees that will not require cash payment. The Company expects to have adequate working capital to fund its operations during the remainder of 2003.

3. Inventory at cost comprises:

	September 30, 2003	December 31, 2002
	(in thousands)
Finished Goods	$202	$82
Raw Materials	238	154
Work in Progress	31	172

	$471	$408

4. Employee Stock Options

The Company accounts for employee stock options using the intrinsic value method. The Company has no current plans to change its accounting. If the fair value method of accounting had been applied, results would have been:

	Nine Months ended September 30,
	2003	2002
	(in thousands, except per share data)
Pro forma impact of fair value method
Reported net income (loss)	$(2,042)	$1,881
Less: fair value impact of employee stock compensation	(497)	(545)

Pro forma net income (loss)	$(2,539)	$1,336

Earnings (loss) per common share
Basic and diluted–as reported	$(0.03)	$0.03
Basic and diluted–pro forma	$(0.04)	$0.02

5. Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(1,102)	$88	$(2,003)	$1,598
Income (Loss) from Discontinued Operations	—	119	(39)	283

Basic and Diluted Net Income (Loss)	$(1,102)	$207	$(2,042)	$1,881

Denominator:
Basic weighted average shares outstanding	59,052	59,052	59,052	59,052
Stock options and warrants “in the money”	—	—	—	54

Diluted weighted average Shares outstanding	59,052	59,052	59,052	59,106

Options and warrants to purchase 18,938,958 and 14,089,493 common shares were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding as the effect would have been antidilutive because of a net loss or the exercise price being currently above average closing price, except for the assumed exercise of 54,000 options using the treasury stock method for the nine months ended September 30, 2002.

6. Segment Reporting

	Nine months ended September 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$899	$4,881	$5,780
Operating income (loss)	(2,022)	1,324	(698)
Income (Loss) from continuing operations available to common shareholders before taxes	(3,330)	1,335	(1,995)

	Nine months ended September 30, 2002
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$989	$6,813	$7,802
Operating income (loss)	(1,554)	4,298	2,744
Income (Loss) from continuing operations available to common shareholders before taxes	(2,629)	4,324	1,695

	Three months ended September 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$283	$1,927	$2,210
Operating income (loss)	(939)	420	(519)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,518)	421	(1,097)

	Three months ended September 30, 2002
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$332	$1,762	$2,094
Operating income (loss)	(453)	994	541
Income (Loss) income available to common shareholders before taxes from continuing operations	(823)	1,003	180

The allocation of administration, sales and marketing expense between segments for the periods ended September 30, 2002 has been recalculated to be consistent with the method of allocation for the period ended September 30, 2003. There has been no change in the total administration, sales and marketing expense. The administration, sales and marketing expense, with the exception of the cost of the Company’s 2003 skin care related infomercial, are generally allocated equally between each business segment.

7. Discontinued Operations

On December 31, 2002, the Company closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased the Company’s rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired in the 1995 acquisition of Carme Inc. (which are referred to hereafter as the “intellectual property”) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments, plus interest at 10%, commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of certain intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office. Upon payment in full of the notes payable, the remaining intellectual property will be transferred. USITC is currently in default of approximately $340,000 principal and interest payments that were due on September 30, 2003. The Company is currently working with USITC to secure payment. Recognition of any revenue will be upon collection of the payment.

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

8. Advertising Costs

The Company’s policy is to expense advertising costs as incurred. During the three and nine months ended September 30, 2003 the Company incurred advertising and related costs of $128,000 and $185,000 related to the development and airing of its direct response infomercial. No advertising costs were incurred in 2002.

9. Related Party Transaction

During June 2003, the Company entered into a month to month consulting agreement with Cherry Tree Development, LLC to act as an advisor related to Company’s licensing of their proprietary sexual dysfunction drug, Invicorp, and drug delivery system, Reliaject. Cherry Tree Development, LLC was compensated $12,000 for each month of service and is an entity affiliated with Franklin Pass, a member of the Company’s Board of Directors. The agreement was terminated on August 31, 2003.

10. Notes Payable Refinancing

On September 4, 2003 the Company amended its Notes Payable agreement and concurrently made a principal payment of $2.5 million and extended the maturity date of the notes until April 2007. The amended and restated Notes Payable require annual principal payments of the lesser of $500,000, increasing to $750,000 March 2005, or 1/3 of free cash flow as defined by the agreement. The first principal installment is due March 31, 2004. The interest rate is 8.5% until April 1, 2004 when it increases to 9.75% until maturity. As the outstanding borrowings under the June 2001 Amended Securities Purchase Agreement were refinanced by modifications of the notes with substantially similar terms as defined by Emerging Issues Task Force 96-19, “Debtors Accounting for a Modification or Extinguishment of a Debt Instrument”, the Company is required to account for the transaction as a modification and not a debt extinguishment. As such, the fair value of the 4.5 million warrants issued with an exercise price of $0.40 per share is treated as additional notes payable discount and amortized until April 2007. The fair value of these warrants calculated using the Black Scholes Model was estimated at $1,447,000 and has been added to the notes payable discount and is being amortized as additional interest expense until maturity of the note in April 2007. As of September 30, 2003 the unamortized discount on the notes payable is $1,934,000. The effective interest rate under the modified terms of the note, factoring in the value of the warrants as calculated under the Black Scholes Model, is approximately 31%. The fair value of the 600,000 warrants, issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per. share, was calculated at $193,000 using the Black Scholes Model and is treated as additional interest expense. The fair value of warrants issued in connection with the debt refinancing was calculated under the Black Scholes Model using a volatility of 83%, risk free rate of return of 4%, and a seven year life.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 in the sections titled “Competition”, “Government Regulation” and “Intellectual Property”, and under the heading “Risk Factors”, and in Item 7 of, that reported, entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

Our revenues, gross profit, operating income, net income, current ratio and cash position have fluctuated downward since the corresponding period in 2002 and since December 31, 2002. As detailed on the following pages, our revenues decreased in the nine month period ended September 30, 2003 compared to those in 2002 primarily because of the termination of a license in one of our largest markets, Japan, and another licensee undertaking a significant product launch in 2002 that was not duplicated in 2003. These reduced revenues directly impacted our gross profit, operating income, net income and cash flow for the three and nine month period ended September 30, 2003. Our current ratio as of September 30, 2003 has been negatively impacted because of the loss during the nine month period ended September 30, 2003 and the $2.5 million pay down on our notes payable.

	9 months ended September 30,
	2003	2002
	($ in thousands)
Revenues	$5,780	$7,802
Gross Profit	$4,783	$7,088
Gross Profit percentage	82.8%	90.8%
Operating Income (loss)	$(698)	$2,744
Net Income (Loss)	$(2,042)	$1,881

	September 30, 2003	December 31, 2002
Current ratio	0.91	3.18
Cash and cash equivalents	$2,828	$3,572

Revenues

Our product sales and royalty and licensing revenues of $2,210,000 for the third quarter of 2003, an increase of 5.5% compared to the second quarter of 2002, were comprised of $1,115,000 of product sales and $1,095,000 from royalties and licensing fees. Such revenues were comprised of $283,000 from the sale of and royalties on pharmaceutical products and $1,927,000 from the sale of and royalties on skincare products.

Our product sales and royalty and licensing revenues of $2,094,000 for the third quarter of 2002 were comprised of $660,000 of product sales and $1,434,000 from royalties and licensing fees. Such revenues were comprised of $332,000 from the sale of and royalties on pharmaceutical products and $1,762,000 from the sale of and royalties on skincare products.

The 9.4% increase in sales of and royalties on skincare products during the third quarter of 2003 compared to the third quarter of 2002 was mainly due to the increase in product sales to Valeant which was partially offset by a reduction in royalties earned from Revlon. The decrease in Revlon royalty income of approximately $470,000 during the third quarter of 2003 was primarily due to a lower average royalty rate resulting from Revlon’ reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced the royalty rate but did not produce additional unit volume. Revlon’s overall unit volume also declined in 2003 compared to 2002.

The 14.7% decrease in sales of and royalties on pharmaceutical products from the third quarter of 2002 to the third quarter of 2003 was due primarily to the timing of when such orders were received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

Our product sales and royalty and licensing revenues of $5,780,000 for the nine months ended September 30, 2003, an overall decrease of 25.9% compared to the same period in 2002, were comprised of $2,383,000 of product sales and $3,397,000 from royalties and licensing fees. Such revenues were comprised of $899,000 from the sale of and royalties on pharmaceutical products and $4,881,000 from the sale of and royalties on skincare products.

Our product sales and royalty and licensing revenues of $7,802,000 for the nine months ended September 30, 2002 were comprised of $1,834,000 of product sales and $5,968,000 from royalties and licensing fees. Such revenues were comprised of $989,000 from the sale of and royalties on pharmaceutical products and $6,813,000 from the sale of and royalties on skincare products.

The 28.4% decrease in sales of and royalties on skincare products during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was mainly due to the loss of OMP, Inc. as a licensee. OMP had provided approximately $1 million in 2002 royalties primarily the result of unamortized license fees being recognized as revenue when the contract terminated. There was no revenue from the Japanese market during the nine months ended September 30, 2003 because of activities that are subject to our pending lawsuit against OMP. The decrease in royalties during the third quarter of 2003 compared to 2002 was also due to decreased royalties from Revlon. The decrease in Revlon royalty income of approximately $1,300,000 is primarily due to a lower average royalty rate resulting from Revlon’s reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced our royalty rate but did not produce additional unit volume. Revlon also had lower unit sales partially from a significant product launch by Revlon in the second quarter of 2002 that were nonrecurring in 2003. Product sales and royalty income from Valeant increased $275,000 and 11.2% which partially offset the above mentioned revenue reductions.

The 9.1% decrease in sales of and royalties on pharmaceutical products was due primarily to the timing of orders received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

Cost of Goods Sold

Cost of goods sold for the nine and three months ended September 30, 2003, which includes contract manufacturing and royalty fees, was $997,000 and $395,000, respectively, compared to $714,000 and $139,000 for the comparable periods in 2002. Cost of goods sold related to royalty income generally consists of a small commission that is required to be paid on certain type of Kinetin products plus a 30% commission due on net revenue from Monoclonal Antibodies. Cost of goods sold related to product sales primarily relates to the fees we pay our contract manufacturer to produce the finished product plus costs we incur to produce our Invicorp product. The overall increase in cost of goods sold during 2003 compared to 2002 was primarily caused by an increase in product sales. During the third quarter of 2003, the Company also recognized a $40,000 charge to cost of sales related to quality and stability issues with certain Invicorp finished goods.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the nine months and three months ended September 30, 2003 was $1,286,000 and $665,000, respectively, an increase of approximately 53.5% and 41.5% from the comparable totals in 2002. The increase was due to higher levels of spending for the development of Invicorp as we proceed with the arrangements for the manufacture and supply of product, including preparation of variations, for the anticipated launches for Denmark and New Zealand. The Company encountered manufacturing issues with its contract manufacturer involving the production of Invicorp and in July 2003 changed the primary manufacturer, of that product with production beginning at the new manufacturer in August 2003. As a result of these manufacturing issues, the Company spent approximately $200,000 for the validation and testing of the new manufacturing facility and units produced. As a result of this change, the launch of Invicorp in New Zealand has been delayed until the First Quarter 2004, and the launch in Denmark being delayed until mid 2004. The Company has devoted more resources to work with and assist our outside consultants with these issues and those related to the subsequent Mutual Recognition Procedure for marketing authorizations in selected states of the European Union. Additionally, the Company spent additional research and development funds related to its Skincare Segment as it has continued to evaluate and test potential new skincare products, including entering into research collaboration agreements with Beiersdorf A.G. and the Institute of Experimental Botany in the Czech Republic. The Company has continued evaluating and discussing uses of the drug delivery devices, Reliaject and Adrenaject, with potential business partners. The Company has not recently spent, and does not or expect in the near future, to spend any significant funds on the enhancement of these delivery devices. Included in research and development costs for the third quarter ended September 30, 2003 is a charge of $141,000 related to assets affiliated with one of the Company’s potential drug delivery devices that was determined to be no longer viable.

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

Administration, Sales and Marketing

Administration, Sales and Marketing expenses for the nine months ended September 30, 2003 totaled $4,195, 000, an increase of approximately 19.7% from $3,506,000 in the nine months ended September 30, 2002. The increase was mainly due to legal matters discussed in Part II, Item I of this document and increase in design and marketing expenses associated with Senetek’s Kinetin Plus product line, which totaled approximately $280,000 for the nine months ended September 30, 2003. The increase in legal and Kinetin Plus related expenses were partially offset by a decrease in stock option compensation and travel expenses.

For the three months ended September 30, 2003, Administration, Sales and Marketing expense totaled $1,669, 000 compared to $944,000. The 76.8% increase was primarily caused by an increase in legal fees associated with the legal matters discussed in Part II of Item of this document and the $176,000 of expenses associated with the Kinetin Plus product introduction.

OPERATING INCOME

Operating income (loss) for the nine and three months ended September 30, 2003 totaled $(698,000) and $(519,000) compared to $2,744,000 and $541,000 in the corresponding periods ended September 30, 2002. The primary reason for the decrease in operating income from 2002 to 2003 related to the reduced skin care royalty income from OMP, Inc. and Revlon, and the increase in operating expenses associated with legal matters.

The operating loss in the pharmaceuticals sector for the nine and three months ended September 30, 2003 totaled $(2,022,000) and $(939,000), an increase of approximately 30% and 107% from the corresponding period in 2002. This is due to the decreased revenue from monoclonal antibodies increased research and development spending associated with the change in the Invicorp contract manufacturer, and increased administrative expenses.

Operating profit in the skincare sector for the nine and three months ended September 30, 2003 totaled $1,324,000 and $420,000 compared to $4,298,000 and $994,000 for the corresponding periods of 2002. The primary reason for the decrease in operating income from 2002 to 2003 related to the reduced skin care royalty income from OMP, Inc., Revlon and the increase in operating expenses associated with legal matters and the introduction of the Kinetin Plus product line.

OTHER INCOME AND EXPENSE

Interest expense for the nine and three months ended September 30, 2003 was $1,305,000 and $567,000 compared to $1,093,000 and $364,000 in the corresponding periods ended September 30, 2002. The increase in interest expense for both the nine and three months periods ended September 30, 2003 compared to corresponding periods ended September 30, 2002 was the result of $241,000 of debt modification expenses incurred in September 2003 related to the debt refinancing, described below under “Liquidity and Capital Resources”. Of the debt modification expense, $193,000 relates to the fair value of warrants issued to financial advisors in connection with the debt refinancing.

TAXATION

Gross deferred tax assets, which approximate $28.1 million at September 30, 2003 and relate primarily to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 the Company had cash and equivalents of $2,828,000 a decrease of $744,000 since December 31, 2002. This decrease is primarily due to a $2.5 million repayment of indebtedness, partially offset by the increase in operating cash flow of $1.7 million, primarily related to the receipt of $3 million prepaid product and royalty fees from Valeant. Our current ratio as of September 30, 2003 has decreased to 0.91 from 3.18 at December 31, 2002 because of the $2.5 debt repayment and net loss for the period.

We expect our financial performance and cash flow to fund our research and development budget for fiscal 2003, which is now estimated at $1.7 million. The majority of our research and development expenditures are discretionary in nature and can be modified if our financial position so dictates.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes initially bore interest at a rate of 8.0% per year, payable semi-annually, and were due and payable in full in April 2004. In September 2003 we amended the terms of the note, extending maturity of the notes until April 2007 and paying down $2.5 million of the principal balance. The new notes require semi-annual interest payments bearing interest at 8.5% through March 2004 then increasing to 9.75%. Commencing March 31, 2004, annual principal payments equal to the lesser of $500,000, increasing to $750,000 March 31, 2004, or 1/3 of free cash flow as defined by the agreement, are required. In connection with the refinancing the Company issued 4.5 million warrants to the note holder with an exercise price of $0.40 per share. The fair value of these warrants calculated using the Black Scholes Model was calculated at $1,447,000 and has been added to the notes payable discount and is being amortized as additional interest expense until maturity of the note in April 2007. The fair value of the 600,000 warrants, issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per share, was calculated at $193,000 using the Black Scholes Model and is treated as additional interest expense.

We are actively pursuing and evaluating both debt and equity financing arrangements that could provide the Company with additional sources of working capital. No definitive agreements have been reached.

Other significant expenditure commitments include our research agreements, consulting agreements, employment agreements and property leases.

As of September 30, 2003 we had approximately $2.7 million of fixed assets in progress for the manufacture of Reliaject components and the subsequent filling of the system. These assets were initially purchased in 1998 and we expect them to be commercially deployed within the next 12 months. We anticipate that additional spending of approximately $700,000 will be required to bring these assets into commercial use. Invicorp is currently approved in New Zealand and Denmark in Reliaject and ampoule format. We have signed a Marketing and Distribution Agreement for New Zealand with Douglas Pharmaceuticals. With the assistance of a recently engaged consultant, we are presently evaluating other partners for Denmark, other parts of Europe, as well as the U.S. We are also developing an alternative plan for marketing and distributing Invicorp on our own in certain parts of Europe. We are also evaluating potential opportunities with drug companies that could potentially use and incorporate our drug delivery device and technology with their products. We will ultimately be making a decision based on our evaluation of the expected financial outcomes of the scenarios. Although these discussions may lead to a license or other agreement of a substantial nature, we cannot assure that we will be successful in securing such an agreement, which could result in a write down of all or part of the carrying value of this asset. Such a write down, although it would not affect the Company’s short term cash position, would have a material adverse impact on future net income. We currently believe that future cash flows will exceed the carrying value of the asset.

Additionally, certain holders of a substantial number of warrants may exercise their right to convert their warrants into shares upon payment to us of the exercise price as the conversion dates approach.

ADOPTION OF NEW ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe this will have a material impact on how the Company has been recognizing revenue under its existing license agreements.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

Under its Articles of Association, the Company is required to indemnify its officers and directors for all costs, losses and liabilities they may incur as a result of the officer or director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

In May 2003, the FASB issued Statement of Financed Accounting Standard No. 150 (“SFAS No. 150”), “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. This new standard presently has no impact on the Company as it has no such financial instruments.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 11, 2003, we filed a lawsuit against OMP, Inc. in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment. We are seeking damages in an amount to be proven at trial as well as restitution, injunctive relief and specific performance. The court granted OMP’s demurrer to several of our claims, and we filed an amended complaint on June 20, 2003. OMP again demurred to the complaint and moved to strike specific portions of the complaint, but the Court denied both requests. On September 19, 2003, OMP filed an answer to our amended complaint and also filed a cross-complaint alleging breach of contract, breach of agreement to negotiate in good faith, intentional misrepresentation, fraudulent concealment, and unjust enrichment. Senetek has filed a demurrer to all but the cause of action for breach of contract, and the hearing on the demurrer is scheduled for November 14, 2003. On October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. On October 29, OMP sought an immediate stay of the lawsuit pending in Los Angeles County Superior Court and of the deposition of OMP’s Chief Executive Officer in that case, scheduled for that day, both of which applications for immediate relief were denied by the Los Angeles County Superior Court. OMP’s regularly scheduled motion to stay the Superior Court lawsuit is now scheduled to be heard on November 19, 2003. Senetek intends to move for dismissal or summary judgment in the federal lawsuit and for an award of costs.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the Defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $692,000 purchase price paid in advance, and of $294,000 paid for validation studies, as well as other amounts to be proven at trial for validation studies and regulatory filings required when the Company was forced to transfer manufacturing of phentalomine mesylate to a alternative supplier. The defendants have responded, denying certain of our allegations, we have replied, and the parties are exchanging documents and witness statements as a prerequisite to a trial to be scheduled for next year.

On August 6, 2003, the Company filed a complaint against Uwe Thieme, a Senetek Director, and his brother, Heiko Thieme, in the United States District Court for the Northern District of California. The complaint alleges that the Thieme Brothers solicited proxies for the 2003 Annual General Meeting in a manner that violated the federal securities laws. On August 7, 2003 the Court ordered the postponement of the Annual Meeting until November 5, 2003, prohibited the Thieme Brothers from soliciting proxies with respect to the Annual Meeting until the later of August 22, 2003 or the date on which they have filed a definitive proxy statement with the Securities and Exchange Commission as required by law, and precluded Senetek from soliciting additional proxies with respect to the Annual Meeting until the earlier of August 22, 2003 or the date on which the Thieme Brothers filed a definitive proxy statement with the Securities and Exchange Commission as required by law. To date, the Thieme brothers have not filed a proxy statement with the Securities and Exchange Commission. On November 3, 2003, the Court ordered the postponement of the Annual Meeting until December 18, 2003. On September 24, 2003, defendant Uwe Thieme asserted a counter-claim against the Company for indemnification, and the Company subsequently filed a motion for summary judgment or, in the alternative, a preliminary injunction. A hearing on that motion is set for December 1, 2003. On November 3, 2003, the Company began mailing proxy materials for its postponed Annual Meeting to be held on December 18, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1		Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

4.2		Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

4.3		Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007.

4.4		Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement.

10.1	*	License Agreement dated August 1, 2003 between Senetek PLC and ICN Pharmaceuticals, Inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this exhibit

(b) Reports on Form 8-K

A Current Report on Form 8-K dated August 11, 2003 was filed to disclose the Company’s lowered earnings expectation for the quarter ended June 30, 2003.

A Current Report on Form 8-K dated August 8, 2003 was filed to disclose the Company’s cancellation of the August 8, 2003 Annual General Meeting.

A Current Report on Form 8-K dated August 12, 2003 was filed to disclose the expanded License Agreement with ICN Pharmaceuticals, Inc.

A Current Report on Form 8-K dated August 14, 2003 was filed to disclose the financial results for the quarter ended June 30, 2003.

A Current Report on Form 8-K dated September 4, 2003 was filed announcing the debt refinancing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer
Date: November 14, 2003
	By:	/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth Chief Financial Officer
Date: November 14, 2003