Form 10-K
period 2003-12-31
SENETEK PLC /ENG/
filed 2004-03-30
CIK 789944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For The Fiscal Year Ended December 31, 2003.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2003, the last business day of the registrant’s most recently completed second quarter, is $32,478,684.

As of March 26, 2004, the Registrant had 59,052,153 Ordinary shares outstanding, including 58,682,402 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 10 through 14 of this Annual Report, “Risk Factors”, on page 15 through 18 of this Annual Report, and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 39. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

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

You should read the “Risk Factors” section beginning on page 15 of this document to ensure you understand the risks associated with the Company. For detailed financial information, please consult the Company’s financial statements included in this annual report.

Our corporate website is located at www.senetekplc.com. Our annual reports on Form 10-K for the 2002, 2001 and 2000 fiscal years, in addition to our interim financial reports on Form 10-Q for fiscal 2003, are available on our website as soon as practicable after they are filed with the SEC. Our other SEC filings may be obtained from us in electronic or paper format free of charge by writing us at ir@senetek.net or at Investor Relations, 620 Airpark Road, Napa, California, 94558.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”); and biopharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical Segment”).

The Company recently completed an in-depth review of Senetek’s business model and strategic direction aimed at broadening the Company’s base of proprietary skincare and dermatological technology, more systematically pursuing new high potential Kinetin licensing opportunities, maximizing the return on the Company’s pharmaceutical assets, and reducing non-revenue-generating operating expenses. As part of this program the Company announced it will:

•	Complete by mid 2004 the building out and equipping of Senetek’s dedicated laboratory space at the Science Park adjacent to Aarhus University in Denmark as a foundation for the identification and evaluation of new cytokinins and other anti-aging compounds. Capitalize on Senetek’s R&D collaborations with the Institute of Experimental Botany in Prague and with Beiersdorf AG in Hamburg with the goal of bringing new products to market quickly;

•	Aggressively pursue negotiations for the licensing of the Company’s patented Reliaject® autoinjector technology for self-administration of epinephrine and other parenteral drugs and the sale of the Company’s proprietary manufacturing equipment;

•	Redouble efforts to select partners with the ability to assume responsibility for regulatory approvals for the Company’s patented Invicorp® erectile dysfunction drug and for establishing a strong distribution network to carry it to its market potential.

Dermatological and Skincare

Skincare Technology

We have developed and patented multiple cytokinins, including Kinetin and Zeatin, plant growth factors that are naturally occurring.

Kinetin (N6-furfuryladenine) has been found to retard aging of plants and, in research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger. In clinical studies over the past two years at the University of California, Irvine, Kinetin showed good-to-excellent response rates in partially reversing the clinical signs of photodamage, including the appearance of fine lines and wrinkles, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin’s natural barrier function causing moisture loss; in fact, it improved the moisture barrier, helping retain moisture.

Zeatin, currently under development, is an analogue of Kinetin. A study recently completed at the University of Aarhus, Denmark, evaluated the effects of two concentrations of Zeatin on cultured human skin fibroplasts over their approximately 300 day lifespan in lab culture. Uniformly positive results were obtained. The new results were consistent with earlier studies of Zeatin and Senetek’s lead anti-aging compound Kinetin which suggested that at higher concentrations Zeatin was more effective than Kinetin in certain measures of bioactivity. Based on these results, Senetek will be undertaking a full program of pre-clinical testing which we expect to begin later in fiscal 2004.

We are continually evaluating other applications for Kinetin and its analogues in collaboration with our research partners.

On January 23, 2003, we acquired additional patent rights for systemic applications of cytokinins including injection therapy along with expanded claims for inflammatory diseases.

Our strategy is to build a global distribution system across all channels of distribution for our core skincare technology.

In June 1998, we granted Osmotics Corporation (“Osmotics”) an exclusive license to market Kinetin-based products to the worldwide prestige market, comprised of department stores and perfumeries, in exchange for specified royalties. The license required Osmotics to source licensed products exclusively from Senetek or its designated contract manufacturer. In February 1999 Osmotics launched a line of Kinetin-based products, but on January 20, 2000, we notified Osmotics that the license was terminated due to material breach of its terms by Osmotics, including sales outside of the prestige channel of distribution and non-payment of royalties. In May 2001, the parties entered into a settlement of all disputes providing, among other things, for payment by Osmotics of back royalties and the grant by Senetek of a non-exclusive license for the remaining terms of the underlying patents to manufacture and market specified Kinetin-based products to the prestige class of trade worldwide in exchange for specified royalties.

In October 1998, we granted Valeant Pharmaceuticals International (“Valeant,”), formerly called ICN Pharmaceuticals, Inc., a worldwide license to market Kinetin in the ethical skincare market. The Valeant license agreement provided for royalties on Valeant’s net sales of licensed products within its class of trade and a supply agreement requiring Valeant to source its products from Senetek with prescribed minimums. In March 1999, Valeant launched Kinerase in the United States and Canada, followed by launches in various Latin American and Far East markets. In August 2003, Valeant signed an amendment to its license agreement to expand its exclusivity in the ethical channel from North America to Europe and Australia. The expanded license transfers manufacturing to Valeant, adds five new products to the Kinerase® line, including new serum and cream formulations with highly stabilized Vitamin C, a Kinerase® sunscreen formulation and new cream and lotion formulations, and adds non-exclusive rights in the prestige, spa/salon and travel retail channels of trade as well as direct-to-consumer media including television, print and Internet.

In November 1999, we entered into a license and supply agreement with Obagi Medical Products, Inc. (“Obagi”) for the exclusive marketing and distribution of specified Kinetin-based products in the mass market channel of distribution in China, Hong Kong, Japan, Malaysia, Singapore, South Korea, the Philippines and other designated Asian countries and in the multi-level marketing channel of distribution in Taiwan, in exchange for a licensing fee, paid in installments in 1999 and 2000, and specified royalties on Obagi’s net sales of licensed products. In March 2000, Obagi entered into a joint venture with Rohto Pharmaceuticals Co., Ltd. (“Rohto”), apublicly traded company based in Osaka, Japan, providing for the latter to market Kinetin-based products in Japan, and Obagi subsequently launched Kinetin-based products in Taiwan and South Korea. On April 12, 2001, OMP Inc. (“OMP”), the successor to Obagi, filed suit against Senetek alleging breach of the license, and on July 23, 2001 Senetek filed suit against OMP alleging breach and patent infringement. The litigation was settled in January 2002 for a $375,000 lump sum settlement payment to Senetek for past royalties. The parties agreed to terminate the original license and to use best efforts to negotiate a new license agreement, to which Rohto would also be a party, and OMP agreed to pay Senetek a specified royalty for sales of products during the negotiating period (which totaled $248,000). The parties failed to reach agreement on this and Senetek ceased all contractual relationships with OMP and Rohto on May 31, 2002. All countries, except Japan, included in the territory granted to Obagi by the original license agreement were surrendered in the January 2002 settlement and, pursuant to the terms of the Company’s previously signed license agreement with Revlon Consumer Products Corporation (“Revlon”) described below, became part of the territory granted to Revlon. In April 2003, Senetek commenced a lawsuit against OMP alleging breach of the January 2002 settlement agreement. This lawsuit and related litigation were settled in March 2004 under terms granting OMP and Rohto a non-exclusive right to continue selling certain Kinetin products in their existing class of trade in Japan. See Item 3, Legal Proceedings.

In May 2000, we entered into a license and supply agreement with Buth-Na-Bodhaige, Inc., doing business as The Body Shop. Under the terms of the license agreement, as amended in November 2000, The Body Shop was granted the right to sell Kinetin-based products supplied by Senetek in The Body Shop retail stores in North America, in The Body Shop’s catalogue and on The Body Shop’s Internet website, in exchange for a specified royalty based on the suggested retail prices of products sold by The Body Shop to consumers, and Senetek agreed not to enter into Kinetin licenses with specified other retailers. The Body Shop launched its initial line of licensed products in April 2001. On November 4, 2002, we signed an expansion of the license agreement with The Body Shop under which The Body Shop is launching its Kinetin line of exclusively formulated skin care products in its retail stores, kiosks, catalogs and websites throughout Europe and Asia.

On June 8, 2000, we entered into a license agreement with Revlon for the remaining term of the principal covered patents, in consideration of a license fee, paid at signing, of $3 million and royalties based on Revlon’s net sales of licensed products. In connection with this agreement we granted Revlon warrants to purchase one million Ordinary shares in Senetek at a price of $6 per share. Under the agreement as amended in February 2001, and giving effect to Revlon’s assumption of territories surrendered by OMP under its license as described above, Revlon was granted exclusive rights throughout the world, excluding Japan, to sell specified Kinetin-based products in the mass market class of trade, subject to Revlon’s royalty payments and advertising expenditures meeting certain minimums. The agreement also grants Revlon non-exclusive rights to sell such products in perfumeries and department stores in Europe, South and Central America, Mexico, Puerto Rico, South Africa, Australia, New Zealand, Israel, China, Hong Kong, Taiwan and certain additional Asian markets other than Japan, subject to Revlon’s royalty payments meeting certain additional minimums. Revlon launched the Almay Kinetin Skincare Advanced Anti-Aging Series of products in the United States in mid-2001, followed by launches in other territories including the United Kingdom, Canada, New Zealand, and South Africa.

In December 2000, we entered into a license and supply agreement with Med-Beauty AG (“Med-Beauty”), a Swiss company based in Zurich, in consideration of a product license fee. Under the agreement as amended in September 2001, Med-Beauty is granted an exclusive right to sell specified Kinetin-based products to estheticians and beauty salons in Switzerland and a non-exclusive right to sell such products in those classes of trade in Germany and Russia, all subject to achieving certain minimum purchase levels of bulk product. Med-Beauty’s initial launch of covered products was made in May 2001. Currently Med Beauty is in the process of expanding the number of kinetin based products offered.

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

On April 16, 2002 we executed a license agreement with C. J. Enprani Co., Ltd. (“Enprani”) of Seoul, Republic of Korea, to market and distribute Kinetin based products in South Korea in the Cosmetics Specialty Stores channel of distribution under the Enprani brand. Enprani is also developing and clinically testing a new and unique combination skincare line containing our patented Kinetin ingredient. Enprani has gained functional care approval for Kinetin from the Korean Food and Drug Administration (“KFDA”). The licensing arrangement includes an upfront royalty payment and agreed annual minimum sales of licensed product. Enprani is a well-established and highly regarded cosmetic company in Korea. It is an affiliate of Samsung, one of the largest business conglomerates in Korea with total assets exceeding (US) $2 billion and consolidated sales of (US) $4.5 billion.

On October 22, 2002 we signed an agreement with Vivier Pharma Inc. (“Vivier”), of Montreal, Canada, granting Vivier the right to manufacture and sell to dermatologists, pharmacies and other ethical channels in Canada and the United States dermatological products containing our patented Kinetin skin care ingredient in combination with Vivier’s proprietary formulation of highly stable Vitamin C serum (L-Ascorbic Acid). Vivier launched in the fourth quarter of 2003. In addition to this, Vivier has granted us the right to sell, and license third parties to sell, the Kinetin—Vitamin C combination products as well as Vivier’s line of Vitamin C serums in certain global markets. The Agreement calls for the parties to collaborate on future developmental projects and clinical evaluations.

On November 12, 2002 we signed a worldwide non-exclusive Kinetin licensing agreement with Shaklee Corporation, a wholly-owned subsidiary of Yamanouchi Pharmaceutical Co., Ltd, Japan’s third largest pharmaceutical company. The agreement was terminated in 2003 but on April 15, 2003 we entered into a license agreement with Shaklee for the sales by Senetek and our licensees of products combining Kinetin and Shaklee’s proprietary formulation of highly stable Vitamin C cream.

On March 12, 2003 we signed a non-exclusive license agreement with Panion & BF Biotech Inc., a major manufacturer and marketer of pharmaceuticals and cosmeceuticals based in the Republic of China on Taiwan. Under the agreement, Panion will launch a line of Kinetin-based skin care products in the ethical (physician) channel of distribution in Taiwan, Hong Kong and subject to agreement on royalty levels, The Peoples Republic of China. The launch of its initial product collection occurred in the fourth quarter of 2003. In February 2004 we expanded the license agreement to include the ethical channel in Republic of Korea and the ASEAN member countries, including the key markets of Indonesia, Malaysia, The Philippines, Singapore and Thailand, and to broaden its authorized trading channels to include prestige department and specialty stores and salons and spas except in Korea. Further products featuring Kinetin in combination with effective synergistic ingredients are scheduled to be submitted to the Taiwan Department of Health for registration as functional skin care products during 2004.

In April 2003 we signed a license agreement with Lavipharm S.A. of Athens, Greece, a major manufacturer and marketer of pharmaceutical, cosmetic and consumer health products with an extensive R&D activity, for Lavipharm to launch a line of Kinetin-based skin care products in the ethical and pharmacy market under its well-known brand name “Castalia” in Greece, Cyprus and, subject to agreement on royalty levels, a number of Near East, Asian and Latin American markets. The launch in Greece and Cyprus occurred in the fourth quarter of 2003. In addition, the two companies will work together to develop additional proprietary Kinetin-based products using Lavipharm’s proprietary technologies.

In September 2003, the Company launched its proprietary product line, Kinetin Plus™ Age Defiant®. The Kinetin Plus product line consists of eight products: Chest & Neck Treatment Lotion, Eye Area Eraser Plus Vitamin C & E Booster, Gentle Foaming Cleanser, Intense Serum Plus 10% Vitamin C Booster, Night Renewal Cream, Refresh Finishing Toner, Smoothing Lip Balm SPF 20, and Sun Protection Lotion SPF 15 (the latter two bearing the Skin Cancer Foundation Seal). As part of this product launch, the Company established its own website (www.kinetinplus.com and www.kinetin.com.) where the products can be purchased. Also related to the product launch, the Company created a program length infomercial for Kinetin Plus™ and undertook some limited media placements of its infomercial. As a result of lower than anticipated response rates to the infomercial, the Company terminated the media tests in the fourth quarter of 2003. After evaluating the infomercial and analyzing media costs, the Company has concluded that it is unlikely it will undertake any significant expenditure related to the infomercial in 2004. The Company is currently evaluating alternative approaches for marketing its proprietary Kinetin Plus product line and formulations.

In October 2003 we entered into a non-exclusive license agreement for Age Advantage to formulate its unique “Age Eraser” cream with Kinetin and market it in the United States to spas, beauty salons, department stores, high-end perfumeries and natural and health product retailers. Headquartered in Atlanta, Georgia, Age Advantage Laboratories offers natural anti-aging and skin repair products.

We plan to continue focusing on building a high-margin, royalty-based revenue stream by actively developing additional licensing opportunities for those territories and categories of trade for which we have not granted exclusive licenses under the agreements described above. These include the prestige market, the ethical market (dermatologists’ and cosmetic surgeons’ patients outside of North America, Europe and Australia), the multi-level market, direct response market, salon-esthetician market, infomercials and the natural products market throughout the world.

A key element of the Company’s strategic Business Plan is to add to our portfolio of cytokinin compounds and other ingredients with strong antisenescent properties by working through our research facility in Aarhus, Denmark with institutions conducting basic research on naturally-occurring compounds, such as the Institute of Experimental Botany of the Czech Academy of Sciences, and with commercial partners such as Beiersdorf, AG and current and future licensees, under the direction of our Chief Scientist, Dr. Brian Clark, in association with Dr. Suresh Rattan, the co-discoverers of Kinetin’s antisenescent and other dermatological bioactivity, both of the University of Aarhus in Denmark. See “Research and Development”.

Other Products

The Company previously developed or acquired a number of skincare products designed to meet specific niche segments of the market, including Mill Creek, Sleepy Hollow Botanicals and Biotene H-24, as well as two specialty mass market lines, Silver Fox, a product for gray hair, and Allercreme, a hypoallergenic range of skincare and cosmetic products for women with sensitive skin, developed in conjunction with dermatologists. In 1999 the Company determined that these product lines were non-core and entered into a license agreement with

United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of Mill Creek and Silver Fox finished goods and componentry and paid a licensing fee for the exclusive right to manufacture and market these lines in exchange for royalties subject to specified annual minimums. USITC was granted an option to purchase the rights to these lines for $2.8 million. Subsequently, an existing distribution agreement with Quimlam, Inc. covering the Allercreme product line was terminated and these distribution rights were granted to USITC on a non-exclusive basis up to December 31, 2001. Currently, we are planning to divest and sell off the Allercreme line and have discontinued the manufacture of these products.

On September 27, 2002 we signed an agreement with USITC conveying to it the rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands. made under a purchase option in the license agreement described above. The purchase price was $2.8 million, $100,000 having been previously paid, of which $400,000 was paid in cash at closing, and the balance of $2.3 million was represented by a secured promissory note providing for twenty-three consecutive quarterly payments of $100,000 each beginning in September 2003. Interest is payable on the outstanding principal balance at an annual rate of 10%. During fiscal 2003, USITC paid the Company $113,000 which was allocated to interest due under the note. As of December 31, 2003, USITC was delinquent on scheduled principal and interest payments totaling approximately $398,000. The Company is currently working with USITC to bring the note current and assure timely performance in the future.

Biopharmaceuticals and Drug Delivery Technology

Sexual Dysfunction

We have developed, patented and, are in the process of securing European marketing approvals for Invicorp, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”). Invicorp is a combination therapy comprised of phentolamine mesylate (“PMS”) and vasoactive intestinal peptide (“VIP”), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems that cause erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

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

Clinical trials of Invicorp suggest that it could become the selected therapy for all of these patient types. Invicorp has been found to have a favorable side-effect and drug-interaction profile, permitting it to be prescribed for men with the various contraindications referred to above. In clinical trials, Invicorp has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy. In trials, participants have also reported lower incidences of penile pain and fibrosis than with other ED injection therapies. The 2002 Study concluded Invicorp has a novel micro-injection system that significantly reduces the pain associated with local invasive ED therapies.

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

On November 12, 2002 we signed a marketing and distribution agreement for Invicorp in New Zealand with Douglas Pharmaceuticals (“Douglas”). This is our first licensing agreement for Invicorp and Douglas is to assume full marketing responsibility for Invicorp in New Zealand in exchange for specified payments. Douglas will also receive rights of first offer for future Senetek products in development, not limited to sexual dysfunction. In addition, Douglas will provide assistance for regulatory filings in Australia as well as marketing support for launching in other countries. The New Zealand launch of Invicorp is scheduled for early April of 2004.

Although the Company is optimistic about the long term potential of Invicorp, the Company has determined it does not have the financial or technical resources to complete the necessary regulatory filing in Europe. Accordingly, the Company is seeking an appropriate partner that has the requisite financial and technical resources to first progress with the Mutual Recognition Procedure (“MRP”) in Europe and secondly prepare for discussions with the U.S. FDA, regarding the number and scope of Invicorp pre-clinical and clinical trials in the U.S.

We have engaged a regulatory consultant, Quintiles, to assist the Company with filing the necessary variations, including for the change of manufacturing site and supplier of active ingredients with the Danish Medicines Agency, which is the Company’s reference country for its MRP process.While the Company has received pre-market approval for Invicorp in New Zealand and Denmark, and for one formulation in the United Kingdom and is optimistic about the long term potential of Invicorp, the Company has determined it does not have the financial or technical resources to complete the necessary regulatory process in Europe or to undertake the regulatory process for the United States, which the Company believes represents some 70% of the potential world market for ED treatments. Accordingly, the Company is seeking an appropriate partner that has the requisite financial and technical resources to first progress with the Mutual Recognition Procedure (“MRP”) in Europe and secondly prepare for discussions with the U.S. FDA, regarding the number and scope of Invicorp pre-clinical studies and clinical trials in the U.S.

Drug Delivery Technology

Reliaject is Senetek’s modular, disposable, automatic, self-injection system. While originally developed for self-administration of Invicorp, its modular design accommodates multiple therapeutic applications. Reliaject is equipped with an ultra fine gauge needle, manufactured by a laser process for pain-free use and utilizes a dental cartridge to contain the drug to be injected. The needle is visibly undetectable by the patient during administration of the drug and appropriate needle depth is automatically reached before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In addition to Invicorp,

Reliaject has potential use with other therapies including anaphylactic shock, migraine treatment, infertility regimens, human growth hormones and analgesics. The equipment is highly specialized and involves a significant commitment of funds, manufacturing space and technical and regulatory expertise. The Company is currently seeking a transaction whereby a commercial partner would assume primary responsibility for regulatory approvals and for marketing Reliaject. As discussed in more detail in Note 5 to the audited financial statements, the Company recorded an impairment charge of $2,451,000 in 2003 related to this asset.

Diagnostic Monoclonal Antibodies

In 1995, we entered into a license agreement with the Research Foundation for Mental Hygiene (“RFMH”), an agency operated by the State of New York, under which the Company was granted exclusive rights to certain of the RFMH’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license expires 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license (most recently) in 1999, 10 years from their inclusion. The three cell lines currently licensed expire in 2004, 2005 and 2009. Until mid 2000 the Company marketed these cell lines to major pharmaceutical companies including Glaxo, Pfizer, Wyeth Ayest, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech. In August 2000, we determined that the marketing of diagnostic monoclonial antibodies was not a core business and entered into an agreement for the remaining term of the RFMH license with Signet Laboratories, Inc., a leading medical diagnostic and research company, under which Signet now markets these cell lines and develops new antibodies and assays based on the cell lines covered by the RFMH license. We receive royalties on Signet’s sales, subject to certain minimum royalty guarantees, and remit a portion to the RFMH in accordance with the terms of its license. During 2004, the Company will be working with RFMH to extend its license agreement on those cell lines that expire in 2004.

Research and Development

We sponsor research in the life sciences and biotechnology fields involving the treatment of conditions related to aging, particularly our core field of interest in dermatologicals and skin treatment. Our strategy has been to apply our available research and development resources to funding research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest with a direct focus on getting our products into the market. Under these agreements, we are granted exclusive rights to patents for the manufacture and marketing of products arising from this research, with the researchers in certain cases being entitled to royalties or other payments in connection with commercialization of resulting products.

Typically, our research agreements oblige us to fund or co-fund agreed research in amounts determined between the parties. The researchers are responsible for filing progress reports and working with consultants appointed by us on matters such as product formulation, stability, clinical trials and regulatory compliance.

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

On January 29, 2003, Dr. Brian Clark, one of the founders of Senetek PLC and co-discoverer and patentee of the therapeutic properties of Kinetin and various of its analogues, agreed to lead our Research and Development program as Chief Scientist. Dr. Clark is based at the University of Aarhus, Denmark at its Center for Molecular Gerontology. Dr. Clark will be working, in association with Dr. Suresh Rattan, the other co-discoverer of Kinetin’s therapeutic properties, on our future research and development infrastructure and will assess the scientific feasibility of new technology acquisition candidates.

In June 2003 the Company entered into a research collaboration agreement with Beiersdorf AG for it to undertake and fund laboratory and in vivo evaluations of selected compounds for potential licensing in the mass market worldwide. Beiersdorf’s Nivea® is the world’s largest selling skin care brand. Senetek will own and have the right to practice and license all compounds resulting from this collaboration outside of the markets and fields of use that may be licensed to Beiersdorf.

In June 2003 the Company also signed a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The Institute was created in 1962 from the Department of Plant Physiology and the Department of Phytopathology of the Institute of Biology of the Czechoslovak Academy of Sciences. In 1990, it was divided into two independent units, one of which became The Institute of Experimental Botany (IEB) in Prague and Olomouc. The principal fields of scientific work in the Institute consist of plant genetics, physiology and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Physiological subjects include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. The agreement gives Senetek exclusive access to all chemical and botanical based compounds and the related scientific data developed by the Institute for all applications worldwide. Senetek has the option to enter into exclusive licenses for these applications worldwide.

Our research and development expenditures amounted to $1,560,000, $1,332,000 and $344,000 for 2003, 2002 and 2001, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Under the terms of our skincare license agreements, various licensees are responsible for developing new products and applications, and gaining product approvals based upon the technologies and patents covered by the licenses.

We expect research and development spending for our skincare segment to continue to increase as we develop our pipeline of proprietary technology and move forward with establishing more advanced research capabilities, including the build out of our leased space in Denmark, through our partnership with Aarhus University in Denmark with the intention of identifying and evaluating new cytokinins, and accelerating development of Zeatin in 2004. The Company expects, however, a portion of these expenses to continue to be absorbed by its existing and future commercial partners.

Research and Development expenditures associated with our sexual dysfunction products are expected to significantly decline in fiscal 2004 as the Company has determined it does not have the financial or technical resources to complete the necessary regulatory filing in Europe. Accordingly, the Company is seeking an appropriate partner that has the requisite financial and technical resources to first progress with the Mutual Recognition Procedure (“MRP”) in Europe and secondly prepare for discussions with the U.S. FDA, regarding the number and scope of Invicorp clinical trials in the U.S. In this connection, we are working with Quintiles, a leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts to contract with a partner with the goal of bringing Invicorp to market in Europe and in the US as efficiently as possible. The future success of Invicorp in Europe and the United States will be dependent on finding the appropriate corporate partner.

Marketing and Manufacturing

Marketing

Consistent with our strategy of building a high-margin revenue stream, virtually all of our current Kinetin revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. We expect to maintain this business model in the case of emerging products in our Skincare Segment, where achieving acceptable distribution is dependent upon a broad-based sales and distribution network within the particular class of trade. In fiscal 2003 we developed our own proprietary product line, Kinetin Plus. Our initial attempt at selling direct to consumers through a national infomercial did not produce acceptable response rates and we are currently evaluating different ways to market and distribute this proprietary product line and its unique formulations. The Company does not expect to spend significant funds on marketing Kinetin Plus in 2004.

In the case of Invicorp and Reliaject, we have concluded that we are not going to undertake sales and distribution directly but rather are seeking alliances with companies with appropriate sales and distribution infrastructure. Establishing an alliance with a company having an established retailing and distribution network in a particular market will subsidize ongoing marketing approval expense and realize revenues through licensing fees and royalties or other participation in the third party’s sales or through shared equity or other joint venture arrangements.

Manufacturing

Certain of our existing licenses for core products in the Skincare Segment grant our licensees the right to manufacture covered products. In the case of those licenses which grant only marketing rights or require the licensee to produce and package product from Senetek-supplied bulk, we contract with third parties for the manufacture and/or filling and labeling of the skincare products covered by such licenses. While we rely on particular suppliers for the raw materials and componentry used in the manufacture of such products we do not anticipate any problems with supply of such materials. We have licensed a third party to manufacture and sell the cell lines licensed to us for production of monoclonal antibodies.

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

Competition

The bulk of our current revenues are derived from licenses to manufacture and/or market products containing our patented Kinetin ingredient, with smaller amounts being derived from agreements for the manufacture and sale of non-core skincare and consumer products and cell lines for the production of monoclonal antibodies used in research. While our patents and patent licenses currently protect us from competition from sales of products within the specific scope of our patents and license rights, many companies are engaged in the development and marketing of products competitive with our patented and licensed products. Regarding our ED products, all necessary governmental marketing approvals have not yet been obtained. Assuming they are obtained we or our commercial partners will compete with many other companies having established products in the marketplace including Pfizer, Schwarz Pharma, and Vivus, which market Caverject, Edex and MUSE, respectively. We believe Invicorp offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, Inc. with its Viagra product controls the bulk of the oral therapy market, which currently represents in excess of 92% of the worldwide ED market. We consider Invicorp to be complimentary to rather than competitive with the oral therapy market as it addresses the needs of patients for whom the oral therapies are not effective or well-tolerated.

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

We cannot predict the extent to which any of the products we are currently developing, including Invicorp and Reliaject, will become commercially viable. Assuming that Invicorp and related delivery vehicles are approved for sale in the additional territories in which approvals are currently being sought, we believe that competition will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset, price and third party reimbursement. Regarding our future viability, our competitive position also depends upon our ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. We expect competition to intensify in all fields in which we are involved.

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

While the business currently comprising our existing Skincare Segment generally is not subject to pre-marketing approval, various statutes and regulatory restrictions apply to this business in the United States and most other countries. For future compounds the Company will consider taking some through the drug approval process, not necessarily mutually exclusive of the cosmeceutical route.

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

Senetek’s Investigational New Drug application to the FDA was withdrawn and we do not intend to pursue clinical trials and the filing of a New Drug Application with the FDA for Invicorp unless we can locate an acceptable partner with adequate financial and technical resources. Pursuit of any regulatory approval in the United States would likely follow completion of pre-marketing approvals in Europe.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of over the counter drug products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued “monographs”. Currently, such regulations do not apply to non-drugs, such as Kinetin, though the FDA does regulate issues such as labeling and has the power to seize such products found to be adulterated. However, there can be no assurance that the Federal Food, Drug and Cosmetics Act or the regulations there under will not be changed so as to subject non-drug products to increased regulation.

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

Invicorp was approved for marketing in Denmark in July 1998 and renewed in May 2003. In June 2000 the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp in New Zealand. In October 2000, the United Kingdom Medicines Control Agency granted a Marketing Authorization for a special dose of Invicorp in the United Kingdom, where it is currently sold to physicians for prescribing on a “named patient” basis. An application for Marketing Authorization Approvals under the European Mutual Recognition Procedure (“MRP”) has been initiated, with Denmark being selected as the Reference Member State.

During the later part of 2003, the Company determined it does not have the financial or technical resources to complete the MRP regulatory filing for Europe. Accordingly, the Company is seeking an appropriate partner that has the requisite financial and technical resources to first progress with the MRP in Europe and secondly prepare for discussions with the U.S. FDA, regarding the number and scope of Invicorp pre-clinical and clinical trials In this connection, we are working with Quintiles, a leading provider of information, technology and services to the pharmaceuticals industry, to support our efforts to contract with a partner with the goal of bringing Invicorp to market in Europe and in the US as efficiently as possible. The future success of Invicorp in Europe and the United States will be dependent on finding the appropriate corporate partner.

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

In the United States, government-funded and private insurance programs reimburse or pay directly the cost of many medical treatments, prescription drugs and medical devices. The U.S. Health Care Financing Administration (“HCFA”) sets reimbursement policy for the Medicare program in the United States, and has established a national coverage policy for the diagnosis and treatment of ED in Medicare beneficiaries. Private insurance coverage for ED treatment, however, varies widely across the United States, and the introduction and popularity of Pfizer’s Viagra® resulted in some plans establishing broad coverage exclusions for ED treatment. As Viagra is an oral therapy and therefore in a different usage category, we believe that such coverage exclusions will not apply to Invicorp because it is an injectable product.

Outside of the United States, most third-party reimbursement programs are governmentally funded. In some countries, no reimbursement currently is made for ED therapy, while other countries limit the amount of reimbursement or require that ED treatment be related to specify other medical conditions. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Restrictions on the pricing of Invicorp could adversely affect the profitability of the Pharmaceuticals Segment.

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our royalty-driven business model and that trademarks are also of significance, particularly within our Skincare Segment. Our policy is to file patent applications to protect inventions and improvements considered important to the development of our business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. Typically, U.S. patents expire 17 years after the grant date and foreign patents expire up to 20 years after filing of the patent application. As of December 31, 2003 we held approximately 87 issued patents, including patents for Invicorp for the use of VIP and PMS in the treatment of ED, granted in 19 countries and pending in sixteen other countries, patents for Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 26 countries and pending in eight other countries, patents for Kinetin and Zeatin for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 15 countries, and autoinjector patents for the delivery of therapeutic ingredients, granted in 20 countries and pending in eight other countries. In January 2003 we were granted a patent in one country for cytokinins (including Kinetin) in the treatment of inflammatory diseases.

It is noted, however, that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first person to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention is further complicated by the fact that patent applications in the United States are maintained in secrecy until a patent is issued or denied, generally years after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (“PTO”) long after the patent was issued based upon another party’s claim of earlier invention. Furthermore, as only novel inventions are patentable, a patent-holder may be subject to proceedings in the PTO or in federal court attacking the validity of the patent based on alleged obviousness or so-called “prior art”, or based on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also arise under the laws of most foreign countries in which we hold patents or have filed patent applications. We have successfully defended against claims of invalidity and unenforceability of our Kinetin patents. However, while we believe that our patents are valid and enforceable, there can be no assurance that if, in the future, we must enforce any one or more of our patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while we believe that our products do not infringe the valid claims of any third party’s patents, there can be no assurance that we would prevail if a third party sought to enforce its patent against us by a suit for an injunction or damages.

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by us to protect our patents or brought by a third party challenging such patents, are time-consuming, disruptive of management and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that we could be exposed to costs which could have a material adverse effect on our business even if we were successful in enforcing our patents against an infringer or successful in defending against proceedings to invalidate our patents or proceedings alleging breach by us of a third party’s patents. Additionally, if we were unsuccessful in proceedings challenging our patents, third parties licensed by us under those patents might seek to terminate such licenses and cease paying royalties. If we were unsuccessful in defending against a claim that we had infringed a third party’s patent, even unknowingly, we could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Additionally, because of our relative lack of financial and management resources, we could be less able than our competitors to bear such risks.

Employees

As of December 31, 2003, we had thirteen full-time employees, comprised of three employees located in our office in St. Neots, United Kingdom and ten persons at our Napa, California headquarters.

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

Limited Product Offering and Relatively Fixed Revenue Stream.    Substantially all of our current revenue base is derived from license fees on our patented Kinetin ingredient, which is being amortized into income over the terms of the licenses, and royalties earned on licensees’ sale of such licensed products which are generally paid quarterly. In addition, part of current revenues reflect the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the Foundation under the terms of our license agreement with it. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream would be substantially curtailed, and if the Foundation’s patents were successfully challenged, the Foundation failed to renew its license with us beginning in 2004, or if the State of New York ceased supporting the Foundation, our sublicense with Signet would yield substantially reduced revenues. Additionally, our present revenue stream is tied to our licensees’ sales of licensed product and accordingly is relatively fixed unless new territories are launched or expansion occurs in existing territories. Should we be faced with significant cash requirements in connection with gaining regulatory approvals of our biopharmaceutical products currently in development or in connection with protecting our patents or defending against patent infringement litigation, our capital resources might be inadequate to fund our capital needs, as described below.

Concentrated Revenue Base.    In 2003, three of our customers, Valeant, Revlon and The Body Shop, accounted for 55%, 20% and 11%, respectively of our total revenue. At December 31, 2003, two customers, Revlon and The Body Shop, represent approximately 43% and 13%, respectively of our net trade receivables. Subsequent to December 31, 2003, 100% of the above mentioned accounts receivable were collected in full. However, while we have no security for payment of such trade receivables, we believe that all of such customers are credit-worthy and committed to fully performing their license obligations. Nevertheless, should any of such customers cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected.

Reliance on other Organizations and Companies for research and development, sales and marketing performance.    We rely on a number of significant collaborative relationships for a large part of our research and development, sales and marketing performance. The collaborations with Valeant, The Body Shop, Revlon and other licensees in addition to our research collaborations, pose a number of risks including our inability to control whether our licensee will devote significant resources to our products, disputes may arise with respect to ownership to rights of technology developed, disagreements with corporate partners could lead to delays in commercializing products, and our contracts with our corporate partners may fail to provide adequate protection if one of our partners fails to perform. To date, we have been unable to establish any significant relationships for Invicorp.

Limited Capital Resources.    As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of our indebtedness is from a single source pursuant to agreements under which our funding source has substantial control over our ability to incur additional debt, sell equity or dispose of assets, substantially all of which are pledged as security for our borrowings. In the event that we are unable to fund continued product development and governmental marketing approvals of our pharmaceutical products or such unbudgeted expenses as the defense of our position in patent litigation through our operating cash flow or by raising additional cash through equity offerings, we would currently be largely dependent upon this source for additional funding, and if we were unable to arrange for funding upon acceptable terms, our business could be materially adversely affected. Although we are currently exploring additional financing alternatives to help us with any possible periods of cash flow deficiencies during 2004, there can be no assurance that we will be able to close any such transactions. The Company’s recent settlement of the OMP lawsuit more fully described in Item 3 will provide the Company with $1.5 million in April 2004 and help satisfy the Company’s requirement for additional working capital in 2004.

In the event that we are unable to obtain further funding or the costs of development and operations prove greater than anticipated, we may be required to curtail our operations or seek alternative financing arrangements. Additional financing may not be available to us on favorable terms or at all. If we have insufficient funds or are unable to raise additional funds, we may be required to delay, reduce or cease certain of our programs.

In the event that we are able to obtain further funding, any future financings may result in the substantial dilution of stockholders’ interests and may result in future investors being granted rights superior to those of existing stockholders.

Fluctuating Operating Results and ADS price.    Our operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to decline. Because many of our expenses are relatively fixed in the short-term, our earnings will decline if revenue declines in a given quarter. This could be due to delays in recognizing revenue or for other reasons. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In future quarters, our operating results could be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

Intellectual Property and Enforcement.    Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our products, both in the United States and in other countries. Our inability to do so could harm our competitive position. We rely on our issued and pending patent applications in the United States and in other countries to protect a large part of our intellectual property and our competitive position. We cannot assure you that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

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

Our commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. We are aware of several third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive.

The defense and prosecution, if necessary, of intellectual property suits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Regulation by Government Agencies.    The production and sale of pharmaceutical products is highly regulated. Our ability and the ability of our partners to secure regulatory approval for our products and to continue to satisfy regulatory requirements will determine our future success. We may not receive required regulatory approvals for our products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the European Medicines Evaluation Agency and the Medicines Control Agency in the United Kingdom, must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. While the time required to obtain approval varies, it can take several years. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We cannot guarantee that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop.

Listing.    As a listed company on the NASDAQ Small Cap Market, the Company is subject to certain financial and qualitative factors in order to retain its listing. If the Company is unable to maintain such requirements, the Company could be subject to delisting or movement to a less desirable stock exchange. If the Company is unable to maintain such listing, the Company and its shareholders could suffer share price declines and liquidity issues relative to its stock and higher cost of capital to the Company.

New Product Pipeline.    As a result of regulatory and competitive uncertainties, along with potentially limited funding sources, no assurance can be given that new products can be successfully developed and marketed. We have a pipeline of new products and new indications for existing products in development, and should we be successful in developing and obtaining marketing approvals for these products and locating an appropriate licensee, to the extent required, we expect to be successful in our business plan.

Competitive ED Therapies.    There can be no assurance that new competitive injectable ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that our injection therapy will in fact gain acceptance. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represents virtually all of this oral medication market. We believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems.

Research and Development.    Our field is characterized by extensive research efforts. Our research could prove unproductive. Furthermore, other companies could engage in research or development which renders our programs superfluous or obsolete. This is true for all companies that operate in this same field. Other companies with whom we compete may have greater financial resources to undertake additional and more effective research.

We face possible exposure to liability for our products.    During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, we cannot assure you that we will not be subject to liability from the use of our products, or that our product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute certain of our products in order to lessen our liability. However, we cannot assure you that this result will be achieved.

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

Management Infrastructure.    As of December 31, 2003, we employed 13 people. In February 2004, we announced our plan to close our UK office. We currently employ 13 people, and have a very small, though we believe highly qualified and motivated, management team. Should we lose significant management resources and be unable to attract high caliber replacements to continue implementing our business plan, we could be materially adversely affected. There can be no assurance that we will be able to staff our requirements in a manner adequate to support our planned growth.

ITEM 2—PROPERTIES

We lease approximately 31,000 square feet in Napa, California for our headquarters. The headquarters facility includes approximately 7,300 square feet of manufacturing space and 23,700 square feet of research, marketing and administrative space. The lease for the Napa facility expires in December 2007. We also lease 900 square feet of office space in St Neots, United Kingdom, under a 5-year lease with a 3 month rolling break option. The Company expects to terminate the lease in the United Kingdom during 2004. During October 2003, the Company entered into a quarterly cancelable lease agreement at a business park adjacent to Aarhus University in Denmark. The facility will be used for research and development and is expected to be renovated and equipped by mid 2004. The cost to build out and equip the facility is estimated at approximately $250,000 to $300,000. The lease requires quarterly payments of approximately $21,000 and can be cancelled by giving 3 months notice.

ITEM 3—LEGAL PROCEEDINGS

On April 11, 2003, we filed a lawsuit against OMP, Inc. in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment. We sought damages in an amount to be proven at trial as well as restitution, injunctive relief and specific performance. On October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP. Under the terms of the settlement, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, until the last of Senetek’s patents has expired, Senetek will receive an up front payment of $1.5 million and an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Payment of the $1.5 million is expected by early April 2004, with the balance expected to be paid quarterly over the next 12 to 18 months. Under the settlement, Senetek retains rights to license others to distribute Kinetin products in Japan.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the Defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $492,000 purchase price paid in advance, and of $494,000 paid for validation studies and batches, as well as other amounts to be proven at trial for regulatory filings required when the Company was forced to transfer manufacturing of phentalomine mesylate to an alternative supplier. The defendants have responded, denying certain of our allegations, we have replied, and the parties are exchanging documents and witness statements as a prerequisite to a trial to be scheduled for mid 2004.

On August 6, 2003, the Company filed a complaint against Uwe Thieme, a Senetek Director, and his brother, Heiko Thieme, in the United States District Court for the Northern District of California. The complaint alleged that the Thieme Brothers solicited proxies for the 2003 Annual General Meeting in a manner that violated the federal securities laws. On August 7, 2003 the Court ordered the postponement of the Annual Meeting until November 5, 2003, prohibited the Thieme Brothers from soliciting proxies with respect to the Annual Meeting until the later of August 22, 2003 or the date on which they have filed a definitive proxy statement with the Securities and Exchange Commission as required by law, and precluded Senetek from soliciting additional proxies with respect to the Annual Meeting until the earlier of August 22, 2003 or the date on which the Thieme Brothers filed a definitive proxy statement with the Securities and Exchange Commission as required by law. On November 3, 2003, the Court ordered the postponement of the Annual Meeting until December 18, 2003. On December 15, 2003 the Company settled its lawsuit against the Thieme Brothers. Under the terms of the settlement, Senetek agreed to dismiss its claims against the Thieme Brothers, and Uwe Thieme agreed to dismiss his counterclaim against Senetek for defense costs, expense indemnification and insurance coverage. In addition, the parties agreed to a procedure for selecting a Director to replace Uwe Thieme. Senetek agreed that it will nominate and recommend Uwe Thieme for re-election to the Board until such time as Uwe Thieme is replaced by a mutually acceptable Director, Uwe Thieme agreed to withdraw his nomination of Peter Stockfisch for election as a Director, and the Thiemes agreed to abstain from voting on any resolutions at the 2003 Annual General Meeting and to refrain from making any nominations for election of Directors or soliciting any proxies for the 2003 and 2004 Annual General Meetings. Finally, Senetek agreed to pay a portion of the Thiemes’ legal fees in the amount of $65,000, and the parties exchanged mutual general releases of all claims.

As previously disclosed, in the course of responding to a document request in April 2003 as part of an unrelated Securities and Exchange Commission investigation focused on a firm not affiliated with the Company, the Company became aware of certain documents suggesting that during 2002 Company executives might have supplied non-public financial information to two securities analysts in an effort to correct draft research reports that contained information the executives considered overly-optimistic. The Board of Directors appointed an independent Committee of non-management Directors which engaged outside securities counsel to conduct a full internal investigation and in June 2003 voluntarily reported the results to the Commission’s office conducting the unrelated investigation. In late March, the Commission staff sent to the Company’s legal counsel a letter advising that the staff is considering recommending commencement of a proceeding alleging violations of Section 13(a) of the Securities Exchange Act of 1934 and Commission Regulation FD, and inviting the submission of a response. Senetek is engaged in discussions with the Commission staff regarding settlement of the matter. Senetek does not anticipate any amounts paid in connection with this matter will have a material impact on the future results of operations or financial condition of the Company.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 18, 2003, after a court ordered delay of its originally scheduled August 8, 2003 Annual General Meeting, the Company conducted its Annual General Meeting related to fiscal 2002. At the meeting, the shareholders approved the re-election of directors George Fellows, Kevin McCarthy and Anthony Williams. Continuing as directors for the Company but not subject to re-election were directors Frank Massino, Andreas

Tobler, Uwe Thieme and Dr. Franklin Pass. As detailed in the Item 3 Legal Proceedings, the Company resolved a matter in December 2003 related to its annual general meeting, including the election of certain directors. Legal fees, proxy solicitation costs and settlement costs related to this legal matter totaled approximately $617,000 for fiscal 2003.

The following will summarize the matters that were put to vote at the annual general meeting and the vote received.

Summary of Matters Submitted for Shareholder vote	Votes For	Votes Against	Abstain and Broker non-votes
Re-elect George Fellows as Director	13,124,145	3,944,070	233,919

Re-elect Kevin McCarthy as Director	13,068,762	3,973,734	259,638

Re-elect Anthony Williams as Director	13,412,607	3,622,389	267,138

To receive the Company’s annual accounts for the financial year ended December 31, 2002 together with the last director’s report and auditors’ report on those accounts, and to approve the last directors’ remuneration report	13,894,241	3,076,513	331,380

To appoint BDO Seidman, LLP and BDO Stoy Hayward as the Company’s independent auditors at a remuneration determined by the directors.	14,224,429	2,758,696	319,009

THAT the rules of the “Senetek No. 1 Executive Share Option Scheme for Employees” be varied by deleting Clause 3 in its entirety and substituting it with the following: “Subject to Clause 6 below, the number of shares in respect of which options may be granted on any given day, when added to the number of shares in respect of which options have been previously granted (and it not exercised, have not then ceased to be capable of exercise), shall not exceed 6,000,000.”	12,242,911	4,690,760	368,463

THAT the rules of the “Senetek No. 2 Executive Share Option Scheme for non-Executive Directors and Consultants” be varied by deleting Clause 3 in its entirety and substituting it with the following: “Subject to Clause 6 below, the number of shares in respect of which options may be granted on any given day, when added to the number of shares in respect of which options have been previously granted (and if not exercised, have not then ceased to be capable of exercise), shall not exceed 4,000,000.”	12,652,266	4,256,211	393,657

THAT all grants of options previously made under the No. 1 Plan and the No. 2 Plan (collectively, the “Plans”) be deemed to have been made in accordance with the rules of such Plans as amended in accordance with the two respective resolutions above.	12,713,791	4,183,210	406,133

THAT the Articles of Association of the Company be amended by deleting the first sentence of Article 83 and substituting it with the following: ‘Each Director shall be paid out of the funds of the Company by way of fees for his services a sum not exceeding pounds sterling 10,000 per annum.”	13,137,297	3,727,489	437,348

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for our Ordinary shares. Senetek American Depositary shares (each representing one Ordinary share and evidenced by one American Depositary Receipt) began trading on the over-the-counter market in the United States in November 1984 and have been traded through The NASDAQ Smallcap Market since May 1986. The Company’s stock symbol is SNTK. The depository for these shares is the Bank of New York.

The following table sets out the range of high and low closing bid prices for the American Depositary shares during each quarter of our two most recent fiscal years, as reported by the NASDAQ Smallcap Market.

Fiscal Year Ended December 31, 2003

	HIGH	LOW
QUARTER ENDED:
March 31	$0.71	$0.47
June 30	0.65	0.40
September 30	0.65	0.37
December 31	0.57	0.38

Fiscal Year Ended December 31, 2002

	HIGH	LOW
QUARTER ENDED:
March 31	$1.22	$0.66
June 30	1.04	0.61
September 30	0.72	0.50
December 31	0.77	0.49

As of March 26, 2004 there were approximately 215 holders of record of our Ordinary shares, and approximately 1,400 holders of record of American Depositary shares. The bid price of American Depositary Shares at March 26, 2004 was a high of $1.21 and a low of $1.13.

Dividends.    Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the Ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $91,552,000 at December 31, 2003. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

Recent Sales of Unregistered Securities

On September 4, 2003, the Company entered into a debt refinancing with Silver Creek Investments, Ltd., Bomoseen Investments, Ltd., Dandelion Investments, Ltd., and Elstree Holdings, Ltd., the beneficial owners of the approximately $7.4 million notes payable obligation of the Company. In connection with the debt refinancing, the Company made a $2.5 million principal payment, extended the maturity date of the notes from April 2004 to April 2007, modified the interest rate and granted the note holders warrants to purchase stock. The Company granted the note holders a 7 year warrant to purchase an aggregate 4,500,000 ordinary shares at $.40 per share. Related to this debt refinancing, the Company also issued a seven year warrant to purchase 500,000 shares at $.40 to Alba Limited and a five year warrant to purchase 100,000 shares at $.62 per share to Ardour Capital LLC, for financial services in connection with the debt refinancing.

The Company received no proceeds from this transaction and will only receive proceeds in the future if the warrants are exercised. The transaction was privately negotiated with the holders of the notes and did not involve any general solicitation or general advertisement. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Taxation

The following discussion describes the material US Federal income tax and UK tax consequences of the purchase, ownership and disposition of our shares or ADSs (evidenced by ADRs) for beneficial owners:

•	who are residents of the United States for purposes of the current applicable United Kingdom/United States Income Tax Convention (either the “Income Tax Convention” or the “New Income Tax Convention”, as described below under “New Income Tax Convention”) and the United Kingdom/United States Estate and Gift Tax Convention (the “Estate and Gift Tax Convention” and, together with the Income Tax Convention, the “Conventions”);

•	whose ownership of our shares or ADSs is not, for the purposes of the Conventions, attributable to a permanent establishment in the United Kingdom;

•	who otherwise qualify for the full benefits of the Conventions; and

•	who are US holders (as defined below).

The statements of US federal income tax and UK tax laws set out below:

•	are based on the laws in force and as interpreted by the relevant taxation authorities as at the date of this annual report;

•	are subject to any changes in US law or the laws of England and Wales, in the interpretation thereof by the relevant taxation authorities, or in the Conventions, occurring after such date; and

•	are based, in part, on representations of the depositary, and assume that each obligation in the Deposit Agreement and any related agreement will be performed in accordance with its terms.

No assurance can be given that taxing authorities or the courts will agree with this analysis.

This discussion does not address all aspects of US and UK taxation that may be relevant to you and is not intended to reflect the individual tax position of any beneficial owner, including tax considerations that arise from rules of general application to all taxpayers or to certain classes of investors or that are generally assumed to be known by investors. The portions of this summary relating to US Federal taxation are based upon the US Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed US Treasury regulations promulgated thereunder, published rulings by the US Internal Revenue Service (“IRS”), and court decisions, all in effect as at the date hereof, all of which authorities are subject to change or differing interpretations, which changes or differing interpretations could apply retroactively. This summary is limited to investors who hold our shares or ADSs as capital assets within the meaning of Section 1221 of the Code, generally property held for investment, and this summary does not purport to deal with the US Federal or UK taxation consequences for investors in special tax situations, such as dealers in securities or currencies, persons whose functional currency is not the US Dollar, life insurance companies, tax exempt entities, financial institutions, traders in securities that elect to use a “mark-to-market” method of accounting for their securities holdings, regulated investment companies, persons holding our shares or ADSs as part of a hedging, integrated, conversion or constructive sale transaction or straddle or persons subject to the alternative minimum tax, who may be subject to special rules not discussed below. In particular, the following summary does not address the adverse tax treatment to you that would follow if you own, directly or by attribution, 10% or more of our outstanding voting share capital and we are classified as a “controlled foreign corporation” for US Federal tax purposes.

As used herein, the term “US holder” means a beneficial owner of our shares or ADSs who or which is:

•	a citizen or resident of the United States;

•	a corporation (or other entity that is treated as a corporation for US Federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•	an estate, the income of which is subject to US Federal income taxation regardless of its source; or

•	a trust (1) that is subject to the supervision of a court within the United States and the control of one or more US holders as described in section 7701(a)(30) of the Code or (2) that has a valid election in effect under applicable US Treasury regulations to be treated as a US holder.

If a partnership (or an entity that is treated as a partnership for US Federal income tax purposes) holds our shares or ADSs, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding our shares or ADSs, you should consult your tax advisors.

The summary does not include any description of the tax laws of any State or local government or of any jurisdictions other than the United States and the United Kingdom that may be applicable to the ownership of our shares or ADSs. You are urged to consult your own tax advisor regarding the US Federal, State, and local tax consequences to you of the ownership of our shares or ADSs, as well as the tax consequences to you in the United Kingdom and any other jurisdictions.

For the purposes of the Conventions and the Code, you will be treated as the owner of our shares represented by the ADSs evidenced by the ADRs.

New Income Tax Convention

The United States and the United Kingdom have recently concluded a new income tax convention (the “New Income Tax Convention”). The New Income Tax Convention has been ratified by the competent authorities in both countries. The New Income Tax Convention is effective:

•	in respect of US or UK withholding taxes, for amounts paid on or after 1 May 2003;

•	in the US, in respect of other taxes, for taxable periods beginning on or after 1 January 2004;

•	in the UK, for individuals from 1 April 2004; and

•	in the UK, for corporations from the first financial year beginning on or after 1 April 2004;

except that a person entitled to the benefit of the existing Income Tax Convention may elect to remain subject to the terms of that convention and not the New Income Tax Convention for a further period of one year.

The New Income Tax Convention contains rules that modify the treatment under the Income Tax Convention of US holders who own shares or ADSs of a UK corporation in several aspects. Throughout the following discussions, we have included specific references to the new rules under the New Income Tax Convention as appropriate. You should consult your own tax advisors as to how the Income Tax Convention and New Income Tax Convention would affect you with respect to your ownership of our shares or ADSs (including the application of the anti-conduit rules contained in the New Income Tax Convention) and if and how you should elect to defer the application of the New Income Tax Convention.

Taxation of Capital Gains

United Kingdom

If you are not resident or ordinarily resident in the United Kingdom for UK tax purposes, you will not be liable for UK tax on capital gains realized or accrued on the sale or other disposition of shares or ADSs unless the shares or ADSs are held in connection with your trade or business (which for this purpose includes a profession or a vocation) carried on in the United Kingdom through a branch or agency and the shares or ADSs are or have been used, held or acquired for the purposes of such trade or business or such branch or agency.

A US holder who is an individual who has on or after 17 March 1998 ceased to be resident or ordinarily resident in the United Kingdom in the preceding five years and who disposes of shares or ADSs during that period may also be liable for UK tax on capital gains notwithstanding that the person may not be resident in the United Kingdom at the time of the disposal.

United States

Subject to the Passive Foreign Investment Company discussion below, gain or loss realized by you on the sale or other disposition of the shares or ADSs will be subject to US Federal income tax as capital gain or loss in an amount equal to the difference between your tax basis in the shares or ADSs and the amount realized on the disposition. The capital gain or loss will be long-term capital gain or loss if the US holder has held the shares or ADSs for more than one year at the time of the sale or exchange. A gain or loss realized by you generally will be treated as US source gain or loss for US foreign tax credit purposes.

Passive Foreign Investment Company Considerations

Generally, for US Federal income tax purposes, we will be a “passive foreign investment company”, or a “PFIC”, for any taxable year if either (1) 75% or more of our gross income is “passive” income or (2) 50% or more of the value of our assets, determined on the basis of a quarterly average, is attributable to assets that produce or are held for the production of passive income. Passive income generally includes dividends, interest, royalties and rents not arising from the active conduct of a trade or business, and gains from the sale of assets that produce such income. If we are a PFIC in any taxable year that you own our shares or ADSs, you may be subject to tax at the highest ordinary income rates applicable to you and pay interest on such tax based on your holding period in the shares of ADSs, on (1) a portion of any gain recognized on the sale of our shares or ADSs and (2) any “excess distribution” paid on our shares or ADSs (generally, a distribution in excess of 125% of the average annual distributions paid by us in the three preceding taxable years).

Based on our current activities and assets, we do not believe that we are a PFIC, and we do not expect to become a PFIC in the foreseeable future for US Federal income tax purposes. Our belief that we are not a PFIC and our expectation that we will not become a PFIC in the future are based on our current and planned activities, and may change in the future. The determination of whether we are a PFIC is made annually. Accordingly, it may be possible that we will become a PFIC in the current or any future year due to changes in our asset or income composition.

UK Inheritance and Gift Tax

If you are an individual domiciled in the United States and are not a national of the United Kingdom for the purposes of the Estate and Gift Tax Convention, any share or ADS beneficially owned by you will not be subject to UK inheritance tax on your death or on a gift made by you during your lifetime, provided that any applicable US Federal gift or estate tax liability is paid, except where the share or ADS is part of the business property of your UK permanent establishment or pertains to your UK fixed base used for the performance of independent personal services. The Estate and Gift Tax Convention generally provides for tax paid in the United Kingdom to be credited against tax payable in the United States, based on priority rules set out in that Convention, in the exceptional case where a share or ADS is subject to both UK inheritance tax and US Federal gift or estate tax. Where the shares or ADSs have been placed in trust by a settlor who, at the time of the settlement, was a US holder, the shares or ADSs will generally not be subject to UK inheritance tax if the settlor, at the time of the settlement, was domiciled in the United States for the purposes of the Estate and Gift Tax Convention and was not a national of the United Kingdom.

US Gift and Estates Taxes

If you are an individual US holder, you will be subject to US gift and estate taxes with respect to the shares or ADSs in the same manner and to the same extent as with respect to other types of personal property.

UK Stamp Duty and Stamp Duty Reserve Tax

Subject to certain exemptions, stamp duty will be charged at the rate of 1.5% rounded up to the nearest £5, or there will be a charge to the stamp duty reserve tax at the rate of 1.5% on the amount or value of the consideration paid, or in some circumstances the issue price or open market value, on a transfer or issue of shares (1) to, or to a nominee for, a person whose business is or includes the provision of clearance services, or (2) to, or to a nominee for, a person whose business is or includes the issuing of depositary receipts. It is understood that the UK Inland Revenue Stamp Office considers the depositary to fall within one or the other of the above two categories. The stamp duty reserve tax on the deposit of ordinary shares with the depositary will be payable by the person depositing those shares. Where stamp duty reserve tax is charged on a transfer of shares and ad valorem stamp duty is chargeable on the instrument effecting the transfer, the amount of the stamp duty reserve tax charged is an amount equal to the excess, if any, of the stamp duty reserve tax charge due on the transfer after the deduction of the stamp duty paid.

You will not be entitled to a foreign tax credit with respect to any UK stamp duty or stamp duty reserve tax, but may be entitled to a deduction subject to applicable limitations under the Code. You are urged to consult your own tax advisors regarding the availability of a deduction under their particular circumstances.

Transfers of ADRs

No UK stamp duty will be payable on an instrument transferring an ADR or on a written agreement to transfer an ADR provided that the instrument of transfer or the agreement to transfer is executed and remains at all times outside the United Kingdom. Where these conditions are not met, the transfer of, or agreement to transfer an ADR could, depending on the circumstances, attract a charge to ad valorem stamp duty at the rate of 0.5% of the value of the consideration (rounded up to the nearest £5) plus interest and penalties if not stamped within 30 days of execution.

No stamp duty reserve tax will be payable in respect of an agreement to transfer an ADR, whether made in or outside the United Kingdom.

Where no sale is involved and no transfer of beneficial ownership has occurred, a transfer of shares by the depositary or its nominee to the holder of an ADR upon cancellation of the ADR is subject to UK stamp duty of £5 per instrument of transfer.

Issue and Transfer of Ordinary Shares in Registered Form

Except in relation to persons whose business is or includes the issue of depositary receipts of the provision of clearance services or their nominees, the allotment and issue of shares by us will not normally give rise to a charge to UK stamp duty or stamp duty reserve tax.

Transfers of shares, as opposed to ADSs, will attract ad valorem stamp duty normally at the rate of 0.5% of the value of the consideration (rounded up to the nearest £5). A charge to stamp duty reserve tax, normally at the rate of 0.5% of the consideration, arises, in the case of an unconditional agreement to transfer shares, on the date of the agreement, and in the case of a conditional agreement the date on which the agreement becomes unconditional. The stamp duty reserve tax is payable on the seventh day of the month following the month in which the charge arises. Where an instrument of transfer is executed and duly stamped before the expiry of a period of six years beginning with the date of that agreement, any stamp duty reserve tax that has not been paid ceases to be payable, and if any stamp duty reserve tax has been paid a claim may be made for its repayment.

Information Reporting and Backup Withholding

Payments that relate to the ordinary shares or ADSs that are made in the United States or by a US related financial intermediary will be subject to information reporting. Information reporting generally will require each paying agent making payments, which relate to a share or ADS, to provide the IRS with information, including the beneficial owner’s name, address, taxpayer identification number, and the aggregate amount of dividends paid to such beneficial owner during the calendar year. These reporting requirements, however, do not apply to all beneficial owners. Specifically, corporations, securities broker-dealers, other financial institutions, tax-exempt organizations, qualified pension and profit sharing trusts and individual retirement accounts are all exempt from reporting requirements.

If you are a depositary participant or indirect participant holding shares or ADSs on behalf of a beneficial owner, or paying agent making payments for a share or ADS, you may be required to backup withhold, as a backup against the beneficial owner’s US Federal income tax liability, a portion of each payment of dividends on our shares or ADSs in the event that the beneficial owner of a share or ADS:

•	fails to establish its exemption from the information reporting requirements;

•	is subject to the reporting requirements described above and fails to supply its correct taxpayer identification number in the manner required by applicable law; or

•	under-reports its tax liability.

This backup withholding tax is not an additional tax and may be credited against US Federal income tax liability if the required information is furnished to the IRS.

Taxation of Dividends

We have not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs of the payment of dividends in light of the Company’s present inability to pay dividends. As noted above, pursuant to the English Companies Act of 1985 a company may not pay a dividend while it has an accumulated deficit. As of December 31, 2003, the Company’s accumulated deficit is over $91 million.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	6,388,125		$1.32	1,250,000
Equity compensation plans not approved by security holders	260,000	(1)	1.50	—

Total	6,648,125		$1.33	1,250,000

(1)	Options were issued outside of a formal option plan and have a seven year life and an exercise price equal to the fair market value of the Company’s stock on the date of grant. 200,000 of these options expire in mid 2004 and the remaining 60,000 expire in early 2005.

ITEM 6—SELECTED FINANCIAL DATA

The selected consolidated statements of operations data presented below for each of the years in the three-year period ended December 31, 2003 and the selected consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from and should be read in conjunction with our audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1999 and 2000 and the selected consolidated balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from the audited consolidated financial statements contained in our annual reports to shareholders. The presentation of consolidated balance sheet data below for all periods presented reflects a reclassification of accrued compensation on stock option grants to share premium in stockholders’ deficit.

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

	Year ended December 31,
	2003	2002	2001(1)	2000(1)	1999(1)
	($ in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$8,226	$9,409	$8,453	$3,534	$8,263

Income (loss) from continuing operations before extraordinary loss on extinguishment of debt, change in accounting principle and discontinued operations	(5,068)	847	(19)	(5,917)	(11,862)
Discontinued operations	74	694	404	225	—
Cumulative effect of change in accounting principle	—	—	—	1,038	—

Net income (loss)	$(4,994)	$1,541	$385	$(4,654)	$(11,862)

EARNINGS PER SHARE:
Basic and diluted income (loss) from continuing operations before extraordinary loss on extinguishment of debt, change in accounting principle, and discontinued operations	$(.09)	$0.02	$—	$(0.10)	$(0.21)
Discontinued operations	—	0.01	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	0.02	—

Basic and diluted net income (loss) per Ordinary share outstanding	$(0.09)	$0.03	$(0.01)	$(0.08)	$(0.21)

(1)	Fiscal years 1999 to 2001 have been reclassified to account for the discontinued operations in 2002.

See Note 14 to the consolidated financial statements.

	As of December 31,
	2003	2002	2001	2000	1999
	($ in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total assets	$4,627	$10,114	$8,809	$8,005	$9,647

Long Term Liabilities	$4,111	$7,990	$8,028	$8,828	$5,063

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Senetek is a life sciences-driven product development and licensing company focused on the high growth market for dermatological and skincare products primarily addressing photoaging and age-related skin conditions. Senetek’s patented compound Kinetin, from which we generate substantially all of our revenue, is a naturally occurring cytokinin that has proven effective in treating the appearance of aging skin. Senetek has licensed Kinetin to leading global and regional dermatological and skin care marketers including Valeant, The Body Shop and Revlon. Senetek works with leading researchers at the University of Aarhus, Denmark and also is collaborating with the Institute of Experimental Botany, Prague, and with Beiersdorf AG, Hamburg, to identify and evaluate additional new biologically active compounds for the dermatological and skin care field. Senetek relies on the collaborations with it licensees and with research organizations to generate substantially all of the Company’s sales and to perform research and development. The Company considers this business its Skincare Segment and the Company intends to emphasize the operations of this business in 2004.

The Company also has developed and patented an intracavernous injection therapy for the treatment of erectile dysfunction, including a compact, disposable, fully automatic, pre-filled injection system. The Company considers this particular business part of its Pharmaceutical Segment. The Company is actively seeking business partners to assist with the financial and technical requirement of its sexual dysfunction and drug delivery business. In 2004, the Company expects to scale back the allocation of resources associated with these operations.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and are presented in U.S. dollars.

Material Changes in Financial Condition

During the year ended December 31, 2003, our liquid position, represented by cash and cash equivalents, decreased by $2,385,000 to $1,187,000. This decrease is due primarily to the repayment of $2.5 million of notes payable in September 2003, extraordinary legal expense related to OMP litigation settled in March 2004, and the development of the Company’s proprietary Kinetin Plus skincare line and related infomercial, offset in part by the $3 million prepayment of royalties and product purchase price by Valeant. As a result of our loss for the year of $4,994,000 and the extraordinary cash outlays, our current ratio at December 31, 2003 was .74 compared to 3.18 at December 31, 2002.

Significant Trends

	2003	2002	2001
	($ in thousands)
Revenues	$8,226	$9,409	$8,453
% Change	(12.6)%	11.3%	139.1%
Operating Income (loss)	$(3,487)	$2,281	$1,633
Net Income (Loss)	$(4,994)	$1,541	$385
Current ratio	.74	3.18	1.94
Increase (Decrease) in Cash	$(2,385)	$1,758	$986
Principal payments on debt	$2,530	$20	$526

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development (the “Pharmaceuticals Segment”) and the supply of proprietary skincare products (the “Skincare Segment”) to licensees.

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Operating Income (Loss) from Continuing Operations:
Pharmaceutical Segment:
Revenues
Product sales	$27	$27	$25
Royalties	926	1,034	1,338

Total Revenues	953	1,061	1,363
Cost of sales	274	295	379

Gross profit	679	766	984
Operating expenses
Research & Development	958	1,161	303
Administration, Sales and Marketing	2,949	2,402	2,503
Impairment Charge	2,451	—	—

Total Operating Expenses	6,358	3,563	2,806

Loss from operations	$(5,679)	$(2,797)	$(1,822)

Skincare Segment:
Revenues
Product sales	$3,959	$2,157	$4,191
Royalties & License fees	3,314	6.191	2,899

Total Revenues	7,273	8,348	7,090
Cost of sales	1,127	697	1,091

Gross Profit	6,146	7,651	5,999
Operating expenses
Research & Development	602	171	41
Administration, Sales and Marketing	3,352	2,402	2,503

Total Operating Expenses	3,954	2,573	2,544

Income from operations	2,192	5,078	3,455

Operating (loss) Income	$(3,487)	$2,281	$1,633

	2003	2002	2001
	($ in thousands)
Overall income (loss) from continuing operations before Taxation:
Pharmaceutical Segment:
Loss from operations	$(5,679)	$(2,797)	$(1,822)
Interest income	—	—	30
Interest (expense) including amortization of Debt discount	(1,584)	(1,442)	(1,558)
Other expense, net		(17)	(62)

Loss before tax	$(7,263)	$(4,256)	$(3,412)

Skincare Segment:	—
Income from operations	2,192	5,078	3,455
Interest income (expense), net	3	38	(56)

Income (loss) before tax	$2,195	$5,116	$3,399

Total overall income (loss) from continuing operations before taxation	$(5,068)	$860	$(13)

The allocation of Administration, Sales and Marketing Expenses have been historically allocated equally to each Segment. For fiscal 2003, approximately $400,000 of marketing related costs, including the development of an infomercial, have been allocated to the skincare segment, all other administration, sales and marketing expenses have been allocated equally between the segments.

Revenues (Continuing Operations)

Substantially all of the Company’s entire current revenue base is derived from license fees and royalties on its patented Kinetin skin care ingredient and revenues on licensees’ sales of such licensed products. In addition, part of current revenues reflects the retained portion of royalties received from Signet on sales of cell lines for production of monoclonal antibodies that are not remitted to the RFMH under the terms of the Company’s license agreement with it. If the Company’s patents on Kinetin were successfully challenged and the Company’s Kinetin licensees sought to terminate their licenses, the Company’s revenue stream would be substantially curtailed, and if the RFMH’s patents were successfully challenged or the RFMH failed to renew its license with the Company in 2004 for the cell lines covered by the original license, the Company’s sublicense with Signet would yield substantially reduced revenues. Additionally, the Company’s present revenue stream is tied to its licensees’ sales of licensed product and accordingly is relatively fixed by supply of product to meet consumer demand. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs, as described below.

Our revenues of $8,226,000 for the year ended December 31, 2003 were comprised of $28,000 from the sale of named patient ED products, $925,000 of royalties earned from Signet’s sales of monoclonal antibodies, $3,314,000 from royalties payable on third party sales of skin care products and $3,959,000 from the direct sale of skincare products.

Our revenues of $9,409,000 for the year ended December 31, 2002 were comprised of $27,000 from the sale of named patient ED products, $1,034,000 of royalties earned from Signet’s sales of monoclonal antibodies, $6,191,000 from royalties payable on third party sales of skin care products and $2,157,000 from the direct sale of skincare products.

Our revenues of $8,453,000 for the year ended December 31, 2001 were comprised of $25,000 from the sale of named patient ED products, $1,338,000 of royalties earned from Signet’s sales of monoclonal antibodies, $2,899,000 from royalties payable on third party sales of skin care products and $4,191,000 from the direct sale of skincare products.

The overall revenue decrease of 12.6% for the year ended December 31, 2003 compared to the year ended December 31, 2002 was represented by a decrease in skincare revenues of 12.9% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies revenues of 10.2%.

The 12.9% decrease in sales of and royalties on skincare products during the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 was due to a number of factors including to the loss of OMP, Inc. as a licensee. OMP had provided approximately $1 million in 2002 royalties primarily the result of unamortized license fees being recognized as revenue when the contract terminated. There was no revenue from the Japanese market during the twelve months ended December 31, 2003 because of activities that are subject to our recently settled lawsuit against OMP. The decrease in sales and royalties during 2003 compared to 2002 was also due to decreased royalties from Revlon. The decrease in Revlon royalty income of approximately $1,800,000 is primarily due to a lower average royalty rate resulting from Revlon’s reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced our royalty rate but did not produce additional unit volume. Revlon also had lower unit sales partially as a result of a significant product launch by Revlon in the second quarter of 2002 that was nonrecurring in 2003. The above mentioned reduction in revenues was partially offset by the increased product sales and royalty income from Valeant of approximately $1.6 million and increased royalty income from The Body Shop, both domestic and international, of approximately $300,000.

The 10.2% decrease in sales of and royalties on pharmaceutical products was due primarily to the maturing nature of the monoclonal antibodies product line and the timing of orders received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

The overall revenue increase of 11.3% for the year ended December 31, 2002 compared to the year ended December 31, 2001 was represented by an increase in skincare revenues of 17.7% and a decrease in pharmaceutical sales, comprising named patient sales and monoclonal antibodies revenues, of 22.2%.

The 17.7% increase in overall skincare revenues was due mainly to increased royalty income from licensees of $3.3 million, particularly from Revlon and The Body Shop. Also, included in the revenue increase was $872,000, recognized in the second quarter, of a remaining unamortized deferred license fee as a result of the termination and settlement of our licensing agreement with OMP, Inc. on May 31, 2002. Overall revenue from OMP, Inc. increased approximately $700,000 from 2001 to 2002. Also included in royalty income was $211,000 resulting from a royalty audit of one our licensees. However, these royalty income increases were partly offset by reduced product sales to ICN Pharmaceuticals of approximately $2.0 million.

The 22.2% decrease in pharmaceutical revenues, $1,061,000 in year 2002 vs. $1,363,000 in year 2001 was due to a decrease in sales volume. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

Cost of Sales

Cost of sales for the year ended December 31, 2003, which includes contract manufacturing, material costs and royalty expense, was $1,401,000, up 41.2% from the year ended December 31, 2002. Cost of sales as a percentage of sales was 17.0% for the year ended December 31, 2003 compared to 10.5% for the year ended December 31, 2002 and 17.4% for the year ended December 31, 2001. The cost of sales expressed as a percentage of net revenues increased in 2003 compared to 2002 due to a higher percentage of revenue being from direct product sales of skin care products versus royalty income from skin care products. We earn a lower gross margin on product sales versus royalty income. The increase in product cost of sales was directly related to increase in product sales to Valeant.

Cost of sales for the year ended December 31, 2002, which includes contract manufacturing, material costs and royalty expense, was $992,000, down 32.5% from the year ended December 31, 2001, despite an 11.3% increase in revenues. Cost of sales as a percentage of sales was 10.5% for the year ended December 31, 2002 compared to 17.4% for the year ended December 31, 2001.

In the Pharmaceutical Segment, cost of sales for the year ended December 31, 2003 was $274,000, a decrease of 7.1% from $295,000 for the year ended December 31, 2002. This reduction was due to a 10.2% reduction in pharmaceutical sales. For the year ended December 31, 2002, the cost of sales was $295,000, a decrease of 22.2% from $379,000 for the year ended December 31, 2001. This decrease was due primarily to the 22.7% reduction in royalty income during 2002 compared to 2001.

In the Skincare Segment, cost of sales for the year ended December 31, 2003 was $1,127,000, an increase of 61.7% from $697,000 for the year ended December 31, 2002. This increase was caused by an 83.5% increase in product sales. Cost of sales for the year ended December 31, 2002 of $697,000, a decrease of 36.1% compared to $1,091,000 is attributable to a higher percentage of revenue being royalty based versus product sales.

Research and Development

Pharmaceutical Segment

Research and development expenses in the year ended December 31, 2003 were $959,000, compared with $1,161,000 and $303,000 in 2002 and 2001, respectively.

The decrease of $202,000 in 2003 compared with 2002 was primarily due to lower consulting fees related to regulatory filing requirements associated with Invicorp. Included in Research and Development for 2003 is a $141,000 inventory reserve related to write-off of specialized inventory components for drug delivery equipment.

We expect future research and development spending for our sexual dysfunction products to decrease substantially as we are attempting to develop strategic relationships with companies that can assume the cost of obtaining the necessary regulatory approvals and market the product in Europe and begin the regulatory process in the United States.

The increase of $858,000 in 2002 compared to 2001 was due to higher levels of spending, mainly in the areas of expert consulting and process validation for the development of Invicorp as we proceeded with the MRP and finalized arrangements for the manufacture and supply of product. Increased efforts related to the Company’s efforts to gain approval and complete its drug delivery devices, Reliaject and Adrenaject, also resulted in increased development expenditures. We also engaged the services of a senior scientific consultant during the third quarter of 2002.

We are continuing with minimal development of our drug delivery device, Reliaject, while we attempt to sell the equipment. The majority of our focus is pursuing strategic relationships with companies that can provide the requisite financial and technical support. The Company does not anticipate spending any significant research dollars on this product during 2004.

Overall we anticipate our research and development expenditures related to pharmaceutical products will be significantly lower in 2004 compared to those incurred in 2003.

Skincare Segment

Research and development expenses in the year ended December 31, 2003 were $602,000 compared with $171,000 and $41,000 in 2002 and 2001, respectively.

The increase of $431,000 in 2003 compared with 2002 is mainly due to increased expenditures relating to the testing, evaluation and review of the new skin care compounds included in our proprietary Kinetin Plus line.

The $130,000 increased expenditures in 2002 compared to 2001 was primarily due to the increased funding provided to our research partners for the development and testing of potential new skincare products.

We anticipate that our research and development expenditures related to skincare products will increase in 2004 as we work towards developing Zeatin and other patented cytokinins, including building out the leased laboratory space in Denmark. The estimated cost to buildout and equip the facility is $250,000 to $300,000. We will continue to seek to use strategic commercial partners in order to limit these expenditures.

Administration, Sales and Marketing

With the exception of $403,000 of sales and marketing expenses incurred in 2003 related to the business development of our own skincare product line, Kinetin Plus, the Administration, Sales and Marketing expenses are allocated equally to each business segment.

Pharmaceutical Segment

Administration, Sales and Marketing expenses totaled $2,948,000 for 2003, compared with $2,402,000 for 2002 and $2,503,000 for 2001, respectively. The $546,000 increase between 2002 and 2003 is primarily due to increased legal fees associated with litigation matters that were ongoing during 2003.

The decrease of $101,000 in 2002 compared to 2001 was mainly due to more efficient spending programs and the elimination of non-essential administration activities.

The Company expects Administration, Sales and Marketing expenses to decline in 2004 from the 2003 level as a result of anticipated reductions in legal fees and to a lesser extent decreased salary and benefits related a reduction in personnel that occurred in early 2004.

Skincare Segment

Administration, Sales and Marketing expenses totaled $3,352,000 for 2003, compared with $2,402,000 for 2002 and $2,503,000 for 2001, respectively. The $950,000 increase between 2002 and 2003 is primarily due to increased legal fees associated with litigation matters that were ongoing during 2003 and approximately $400,000 spent related to our proprietary product line Kinetin Plus, including the creation, test marketing and production of an infomercial, website and order fulfillment network in 2003.

The decrease of $101,000 in 2002 compared to 2001 was mainly due to more efficient spending programs and the elimination of non-essential administration activities.

The Company expects Administration, Sales and Marketing expenses to decline in 2004 from the 2003 level as a result of anticipated reductions in legal expenses, significantly lower costs related to Kinetin Plus and to a lesser extent decreased salary and benefits related a reduction in personnel that occurred in early 2004.

Impairment Charge

During the 4th quarter of 2003, the Company determined in accordance with SFAS No. 144 “Accounting for the Impairment of Long Lived Assets”, that the specialized drug delivery equipment known as Reliaject was impaired because the carrying value of the equipment was greater than the estimated Fair value of $250,000. In making this decision, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and the financial condition of the Company. As a result, a non-cash impairment charge of $2,451,000 was recorded against the pharmaceutical segment. The asset is now separately classified on the balance sheet as “Asset Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser will likely need to resolve. The Company expects to consummate a transaction for the Reliaject in fiscal 2004 but is expected to have some ongoing involvement with the equipment, including the receipt of possible future royalties depending on the ultimate success of installing and utilizing the equipment.

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

June 2001 Refinancing

On June 20, 2001, the Company and its lenders amended their borrowing arrangement, whereby, the maturity of these notes was extended until April 2004. A transaction fee amounting to 5% of the principal amount outstanding on these notes paid to Scorpion Holdings in Ordinary shares worth $369,000 and legal costs of $113,000 were incurred to effect this transaction. In connection with this amendment, the terms of the warrants were also amended. The expiration date of the Series A warrants was extended to ten years from the date of issuance and the exercise price per share was adjusted to $1.00. The exercise price per share of the Series B and Series C warrants were adjusted to $1.25 and $1.00 respectively.

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

September 2003 Refinancing

In September 2003, the Company and its lenders completed the refinancing of its $7.4 million of Senior Secured Notes that were originally due in April 2004. Under the terms of the new agreement, Senetek made a principal payment of $2.5 million and the remaining outstanding balance of approximately $4.9 million was extended and will bear interest at 8.5% until March 31, 2004 and subsequently increase to 9.75% until maturity in April 2007.

Annual principal payments equal to one-third of free cash flow, subject to minimum annual payments of $500,000, $750,000, and $750,000, respectively, will be required for each of the years ended December 31, 2003, 2004 and 2005. These principal payments will be due on April 1 following the completion of these fiscal years. Although not yet finalized, the Company is in discussion to extend the $500,000 payment due April 1, 2004 until the end of 2004. In connection with the refinancing, the Company issued Series D Warrants to purchase 4.5 million shares at $0.40 per share for a 7.5 year period, and cancelled the outstanding Series C Warrants which covered 1.2 million shares. The Series D Warrants allow for a reduction in the exercise price if the Company sells stock or grants options below $0.40 per share. No provisions of the previously issued and outstanding Series A and Series B Warrants covering 6.3 million shares were modified.

As the outstanding borrowings under the June 2001 Amended Securities Purchase Agreement were refinanced by modifications of the notes with substantially similar terms, the Company is required to account for the transaction as a modification and not a debt extinguishment. As such, the fair value of the 4.5 million warrants issued with an exercise price of $0.40 per share is treated as additional notes payable discount and amortized until April 2007. The fair value of these warrants calculated using the Black Scholes Model was estimated at $1,447,000 and has been added to the notes payable discount and is being amortized as additional interest expense until maturity of the note in April 2007. The fair value of the 600,000 warrants, issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per. share, was calculated at $193,000 using the Black Scholes Model and is treated as additional interest expense. Additional interest expense totaling $277,000 was incurred and expensed related to this refinancing transaction in 2003.

The amortization of the discount on the notes, which is included in interest expense, amounted to $770,000 for the year ended December 31, 2003, compared to $864,000 and $1,095,000 for the years ended December 31, 2002 and 2001 respectively.

Also, included in interest expense for the year ended December 31, 2003 is $814,000 of interest expense primarily related to the notes payable of $7,389,000, of which $277,000 relates to the debt modification in September 2003. Interest expense, excluding amortization of the notes payable discount, was $578,000 and $519,000 for the years ended December 31, 2002 and 2001.

Taxation

Refer to Note 13 to the Financial Statements for discussion of our net operating loss carry-forwards.

Liquidity and Capital Resources

As of December 31, 2003 the Company had cash and equivalents of $1,187,000, a decrease of $2,385,000 since December 31, 2002. This decrease is due primarily to the repayment of $2.5 million of notes payable in

September 2003, extraordinary legal expense related to OMP litigation settled in March 2004, and the development of the Company’s proprietary Kinetin Plus skincare line and related infomercial, offset in part by the $3 million prepayment of royalties and product sales by Valeant.

Although the Company incurred a large loss for the year, cash flow from continuing operations generated $231,000 primarily related to the receipt of $3 million prepaid product and royalty fees from Valeant. The Company will be impacted by this prepayment during 2004 as it will not receive any additional royalty payments from Valeant until such time that the $3 million has been earned. As of December 31, 2003, approximately $800,000 of this deferred revenue balance remains. As a result of our loss for the year of $4,994,000 and the extraordinary cash outlays detailed above, our current ratio at December 31, 2003 was .74 compared to 3.18 at December 31, 2002.

Cash and cash equivalents increased by $1,758,000 during 2002 to $3,572,000. This increase is due to increased revenues and an increase in the percentage of revenues represented by high margin royalty receipts. In addition, we increased our current ratio to 3.18 at December 31, 2002, a substantial improvement from 1.94 as of December 31, 2001.

During fiscal 2004, the Company may have periods where additional working capital will be required. The level of our research and development expenditures in 2004 will be dictated by the availability of working capital. Many of our planned expenditures, including the buildout and equipping of research space in Denmark that may cost up to $300,000, can be quickly scaled back if funds are not available. As a result of the Company receiving the majority of its revenue only on quarterly basis, the Company might have periods of time when additional cash could be required. Any potential cash shortfall is expected to subside by not later than the third quarter as the $3 million prepayment of royalties by Valeant is expected to be fully applied and unit sales by Valeant are expected to accelerate. The March 2004 settlement of the OMP lawsuit for which the Company will receive $1.5 million during April 2004 and another $500,000 in royalties payments over the next 12-18 months, will positively impact our cash flow and working capital position. Presently the company is evaluating a number of different alternatives to raise additional cash, including debt financing, equity financing and possible modification of agreements with licensees.

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. The notes currently bear interest at a rate of 8.0% per year, payable semi-annually, and were originally due and payable in full in April 2002. On June 20, 2001 under an amendment to the Securities Purchase Agreement the maturity of these notes was extended to April 2004. A transaction fee amounting to 5% of the principal amount outstanding was paid to Scorpion Holdings in Ordinary shares with respect to this transaction. The notes require semi annual payment of interest only until maturity and are secured by our assets. Interest may be paid in cash or in Ordinary shares of Senetek. During 2003, the Company amended the notes by paying down $2,500,000, extending the maturity date to 2007 and increasing the interest rate to 9.75% beginning in April 2004.

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

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases, whose details are outlined in the footnotes to the consolidated financial statements.

Based upon projected operating results for the year and the Company’s ability to manage discretionary expenditures, the Company presently believes it will have adequate cash in 2004 to fund operations and necessary capital expenditures.

Contractual Obligations

The Company has contractual obligations only through 2007 to make future payments under its long-term note, non-cancelable lease agreements and employment contracts. The following table sets forth these contractual obligations:

	2004	2005		2006		2007	Total
Notes payable—principal (8%-9.75% fixed rate)	$500	$750	(1)	$750	(1)	$2,889	$4,889
Other long term debt	30	30		8		—	68
Minimum rental commitments	269	475		384		401	1,529
Employment contracts	945	590		319		—	1,854

	$1,744	$1,845		$1,461		$3,290	$8,340

(1)	Principal payments equal to the lesser of $750,000 or 1/3 the annual free cash flow defined by the note agreement. Thus required principal payments could be in excess of $750,000.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants list their three to five most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Securities and Exchange Commission indicated a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-K. We believe that the following accounting policies fit the definition of critical accounting policies. The critical accounting policies were discussed with the audit committee.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previous reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. In accordance with these standards, we review the carrying value of the Company’s property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The determination of fair value is a critical and complex consideration when assessing impairment under SFAS No. 144 that involves significant assumptions and estimates. These assumptions and estimates were based on our best judgments. The $2,451,000 Impairment Charge recorded in the 4th quarter of 2003 relating to the Reliaject equipment involves many estimates because of the specialized nature of the equipment.

On January 1, 2002, Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective, and as a result, we ceased amortizing this goodwill. We recorded approximately $133,332 of goodwill amortization during 2001 and would have recorded $133,332 in goodwill amortization during 2003 and 2002. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Based upon the analysis performed, no goodwill impairment is currently required. However, there can be no assurance that a future impairment charge might not be required.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A—CONTROLS AND PROCEDURES

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management’s control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the quarter ended December 31, 2003, there were no changes to our internal controls over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We currently have seven Directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	56
Uwe Thieme	Director	1998	62
Andreas Tobler	Director and Chief Operating Officer and Managing Director—Europe	1998	53
Franklin Pass	Director	2002	66
George Fellows	Director	2003	60
Anthony Williams	Director	2003	57
Kevin McCarthy	Director	2003	43

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

Dr. Franklin Pass was appointed a director in February 2002. Since March 2001 he has been Vice Chairman of Antares Pharma, Inc., which develops and markets pharmaceutical delivery systems, and is Managing Director at Cherry Tree Securities, a Minnesota-based investment banking group which provided consulting services to the Company from January 2002 to June 2002. Previously, Dr. Pass was Chairman and CEO of Antares Pharma, Inc., BioSeeds International, Ltd., and Molecular Genetics, Inc. (MGI Pharma, Inc.), which he co-founded. He served as CEO of Medi-ject Corp. from 1993 to 2001. He has served as Director of the American Academy of Dermatology, Director of Dermatology at the Albert Einstein College of Medicine, and Clinical Professor at the University of Minnesota, Department of Dermatology. He received his medical degree from the University of Minnesota, School of Medicine.

Mr. George Fellows was appointed a director in June 2003. Since July 2003, Mr. Fellows has been an advisor to Investcorp, a New York City-based global investment group, providing general management advice with a focus on sales and marketing. From December 1999 through June 2003, Mr. Fellows was engaged in management and marketing consulting. From February 1993 through December 1999, Mr. Fellows was, successively, President, Revlon U.S.A., Chief Operating Officer, and President and Chief Executive Officer of Revlon, Inc., a global beauty products manufacturing and marketer. Mr. Fellows is a director of VF Corporation, a company listed on the New York Stock Exchange, and has been a director and member of the Executive Committee of the National Association of Chain Drug Stores and of The Cosmetics, Toiletries and Fragrances Association. Mr. Fellows received a B.S. degree with honors from City College of The City of New York, an M.B.A. with honors from Columbia Business School, and graduated from the Harvard Advanced Management Program.

Mr. Anthony Williams was appointed a director in February 2003. He is a Corporate Partner at Coudert Brothers LLP and specializes in mergers and acquisitions. During his 30 years at Coudert Brothers, Mr. Williams has served as Chairman of the Executive Committee from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: RAG American Coal Holdings, Inc., DBT America Inc., Trautman Wasserman & Company Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce.

Mr. Kevin McCarthy was appointed a director in February 2003. He is President of Scorpion Holdings Inc., a company involved in private equity investing, including sourcing, structuring, executing and monitoring portfolio investments. He has held the position since 1995. From 1993 until 1995, Mr. McCarthy served as Senior Vice President and Chief Financial Officer of Rosecliff Inc., an investment company based in New York. Previously, Mr. McCarthy served 10 years with Ernst & Young, in Boston, San Jose and New York, becoming a partner in the Mergers and Acquisitions group in 1993. Mr. McCarthy sits on the board of the following companies: San Francisco Toymakers, Inc., Walk About Computers Inc., Pac Pizza LLC and American Staffing LLC.

Board Compensation

Beginning in 2003, non-employee directors received a quarterly $2,500 cash stipend. Beginning in 2004, the Company has established a Deferred Compensation Plan that allows the directors to receive their directors’ stipend in stock. The stock will not be issued until the end of the fiscal year or until the director departs from the Board. The number of shares of stock will be calculated quarterly based upon the average trading price of the stock.

New directors are typically given a stock option grant of 150,000 the time of joining the Board. There is currently no separate stock option plan exclusively for non employee directors that provides for fixed annual grants to non-employee directors. During fiscal 2003, George Fellows, Anthony Williams and Kevin McCarthy were each granted an option for 150,000. Additionally, in December 2003, Anthony Williams was granted an option for 100,000 shares upon accepting the role of Vice Chairman of the Board of Directors.

We have retained certain Directors from time to time to provide consulting services in their areas of expertise. Prior to his resignation from the Board of Directors and his commencement as an employee of the Company, effective April 1, 2003, Wade Nichols received $45,000 in consulting fees in 2003.

We maintain stock option plans for employees, including Directors, and non-executive Directors and our consultants, as described under “Stock Option Plans” below.

Executive Officers

Frank J. Massino, Chairman and Chief Executive Officer (see above).

Andreas Tobler, Chief Operating Officer (see above).

Wade H. Nichols, age 61, has served as Executive Vice President, Corporate Development, and General Counsel of the Company since April 2003, and prior to that was a Director of the Company from February 2002. Prior to that, Mr. Nichols was employed for 23 years by Revlon, Inc., a global beauty products manufacturer and marketer, retiring from that company as Executive Vice President and Chief Administrative Officer in 2001. Mr. Nichols is an attorney. He received a B.A. degree with honors from Yale College and an LL.B. degree with honors from Columbia Law School.

Stewart Slade, age 45, is Vice President for European Operations and Company Secretary. Mr. Slade has been with Senetek since 1997. From January 2000 to December 2002, he was the Company’s Acting Principal Financial Officer. From July 1998 to January 2000, Mr. Slade was the Company’s Chief Financial Officer, and from April 1998 to June 1998, the Company’s Chief Accountant. From October 1997 to May 1998, he served as a financial consultant to the Company. Mr. Slade holds a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accounts in England and Wales.

Brad Holsworth, age 43, became Chief Financial Officer of Senetek on March 1, 2003. During January and February 2003 Mr. Holsworth provided consulting services to the Company for which he was compensated $16,000. From 2000 to February 2003, Mr. Holsworth was Chief Financial Officer for WideOrbit Inc. and Prescient Capital LLC, affiliated companies in the media software licensing and money management businesses. From 1999 to 2000, Mr. Holsworth served as Principal for Finance and Accounting of Bank of America Securities. From 1982 to 1999, Mr. Holsworth worked in public accounting, the last 4 years as a partner at BDO Seidman, LLP. Mr. Holsworth served as a Director and Chairman of the audit committee for U.S. Home and Garden, a NASDAQ traded company, from 1999 until March 2004 when a merger was consummated. Mr. Holsworth is also a Director of WideOrbit, Inc. Mr. Holsworth holds a B.S. in Accounting from the University of Santa Clara and is a member in good standing with the American Institute of Certified Public Accountants and the California Society of CPA’s.

Financial Expert

The Board of Directors has determined that George Fellows, a member of the Audit Committee, qualifies as an “audit committee financial expert,” and is “independent,” as defined in the applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the United States Securities Exchange Act of 1934, Senetek’s Directors, executive officers and any persons holding more than 10% of our equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To our knowledge, based solely on materials provided and representation made to us, for the fiscal year ended December 31, 2003, all reports required by Section 16(a) were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on the Company’s website at senetekplc.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Executive Officers and their capacity at December 31, 2003.

Name and Principal Position	Fiscal Year	Annual Compensation				Long-Term Compensation		All Other Compensation
		Salary		Bonus		Options(1)
Frank Massino Chairman and Chief Executive Officer	2003 2002 2001	$ $ $	319,000 290,000 250,000	$	— — 50,000	— 900,000 —		$ $ $	24,847 65,248 12,000	(2) (4) (3)
Stewart Slade Vice President European Operations Acting Principal Financial Officer and Company Secretary	2003 2002 2001	$ $ $	122,580 116,580 116,580		— — —	— 50,000 —		$ $ $	9,133 8,250 8,250	(3) (3) (3)
Andreas Tobler Chief Operating Officer And Managing Director—Europe	2003 2002 2001	$ $	198,000 49,500 —		— — —	— — —		$ $	6,000 141,000 —	(6) (6)
Wade Nichols Executive Vice President, Corporate Development and General Counsel	2003 2002 2001		$173,459 — —		— — —	— 150,000		$ $	50,400 105,200 —	(5) (5)
Brad Holsworth Chief Financial Officer	2003 2002 2001		$150,455 — —		— — —	25,000 — —	(7)		$21,000 — —	(7)

(1)	Options entitle the grantee to purchase Ordinary Shares from Senetek. There is no public trading market for our Ordinary Shares, although there is a trading market in the United States for Ordinary Shares represented by American Depositary Shares. Any subsequent conversion from Ordinary Shares into American Depositary Shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Stamp Duty Reserve Tax at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.03 or $0.02 per Ordinary Share converted into an American Depositary Share, to The Bank of New York, the US Depositary for such conversion.
(2)	Car allowance of $1,000 per month and car expense reimbursement.
(3)	Car allowance.
(4)	Car allowance, car expense reimbursement and payment for accrued but unused vacation.
(5)	Consulting fees of $45,000 in 2003 and $105,000 in 2002 prior to becoming an employee in April 2003. Car allowance of $600 per month commencing with employment.
(6)	Payment for consulting services for the period January 1, 2002 to September 30, 2002 plus $500 per month car allowance commenced October 2002.
(7)	Consulting fees of $16,000 plus an option to purchase 25,000 shares of common stock prior to commencing employment in March 2003. Car allowance of $500 per month commencing with employment.

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

In March 2003, the Company entered into an employment contract with Brad Holsworth, Chief Financial Officer that runs from March 2003 to April 2005. The contract provides an annual salary of $185,000 plus a $500 monthly automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of a hostile change of control.

In April 2003, the Company entered into an employment agreement with Wade Nichols, its Executive Vice President, Corporate Development and General Counsel from April 2003 to March 2005. The contract provides an annual salary of $243,000 plus a $600 monthly automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of hostile change of control

Stock Option Plans

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

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Option Term Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Individual Grants in 2002
					5%	10%

No options were granted to executive management employees during fiscal 2003.

Aggregated Option Exercise During 2003 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-Ended 2003		Value of Unexercised In-the-Money Option at Fiscal Year-End 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
F. Massino	—	—	2,837,500	762,500	—	—
S. Slade	—	—	185,000	65,000	—	—
A. Tobler	—	—	845,000	—	—	—
W. Nichols	—	—	150,000	—	—	—
B. Holsworth	—	—	25,000	—	—	—

Compensation Committee Interlocks and Insider Participation

Mr. Williams, Mr. McCarthy and Mr. Fellows, who are members of our Compensation Committee, are not current or former officers or employees of Senetek or any of its subsidiaries. No executive officer served as a director or member of the compensation committee of another entity, one of whose executive officers served as our director or as a member of our compensation committee.

Security Ownership

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding Ordinary shares as of March 25, 2003 by each of Senetek’s Directors, who is a stockholder; (ii) our Chief Executive Officer; (iii) our other executive officers currently in office; (iv) all executive officers and directors of Senetek as a group; and (v) each person believed by Senetek to own beneficially more than 5% of our outstanding Ordinary shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(1)
Frank J. Massino	3,063,800	(2)	4.9%
Uwe Thieme	280,200	(2)	*
Andreas Tobler	855,200	(2)	1.4
Stewart Slade	189,000	(2)	*
Franklin Pass	150,000	(2)	*
George Fellows	—
Wade Nichols	180,000	(2)	*
Kevin McCarthy	200,600	(2)(3)	*
Anthony Williams	150,000	(2)	*
Bradley D. Holsworth	26,000	(2)	*
All Directors and Executive Officers as a group (10 persons)	5,094,800		8.0%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of March 25, 2004: Mr. Massino: 2,987,500; Dr. Thieme: 280,000; Mr. Tobler: 845,000; Mr. Slade: 185,000; Dr. Pass: 150,000; Mr. Holsworth: 25,000; and Mr. Nichols 150,000.
(3)	Includes 6,000 Ordinary shares held as custodian for a minor. Excludes 341,747 shares held by Scorpion Holdings, Inc., issued in respect of investment banking services rendered during 2001, and warrants to purchase 11,333,333 Ordinary shares held by entities or individuals for which Scorpion Holdings acts as an investment advisor.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning in 2003, non-employee directors received a quarterly $2,500 cash stipend. Beginning in 2004, the Company has established a Deferred Compensation Plan that allows the directors to receive their directors’ stipend in stock. The stock will not be issued until the end of the fiscal year or until the director departs from the Board. The number of shares of stock will be calculated quarterly based upon the average trading price of the stock.

New directors are typically given an option to purchase 150,000 shares upon joining the Board. There is currently no separate stock option plan exclusively for non employee directors that provide for fixed annual grants to non-employee directors. During fiscal 2003, George Fellows, Anthony Williams and Kevin McCarthy were each granted an option to purchase 150,000 shares. Additionally, in December 2003, Anthony Williams was granted an option to purchase 100,000 shares upon accepting the role of Vice Chairman of the Board of Directors.

We have retained certain Directors from time to time to provide consulting services in their areas of expertise. Prior to his resignation from the Board of Directors and his commencement as an employee of the Company in effective April 1, 2003, Wade Nichols received $45,000 in consulting fees in 2003. Anthony Williams, a director of the Company, is a partner of Coudert Brothers LLP, a law firm that renders legal services to the company.

During 2003, the Company entered into a month to month consulting agreement with Cherry Tree Development, LLC to act as an advisor related to Company’s licensing of its proprietary sexual dysfunction drug, Invicorp, and drug delivery system, Reliaject. Cherry Tree Development, LLC, an entity affiliated with board member Dr. Franklin Pass, was compensated a total of $36,000 for their services during 2003.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark, the Chief Scientist for the Company, Total royalty expense related to Kinetin Sales for 2003, 2002, and 2001 totaled $163,000, $116,000, and $81,000, respectively, of which Dr. Clark received 50%.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed BDO Seidman, LLP as independent accountants to examine our consolidated financial statements for the year ending December 31, 2003 and to render other professional services as required.

Aggregate fees billed by our principal accountants, BDO Seidman, LLP and its United Kingdom member firm BDO Stoy Hayward for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	2003	2002
Audit Fees (1)	$180,000	$224,000
Other Audit-Related Fees (2)	3,000	18,000
Tax Fees (3)	51,000	186,000

Total	$224,000	$428,000

(1)	Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other-Audit Related Services. Services for special royalty audits.
(3)	Tax Fees: This category consists of fees for professional services rendered by BDO Seidman and BDO Stoy Hayward for United States and United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.

The Audit Committee has established a policy governing our use of BDO Seidman LLP and BDO Stoy Hayward LLP (collectively “BDO”) for non-audit services. Under the policy, management may use BDO non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In fiscal 2003, all fees identified above under the captions “Audit-Related Fees” and “Tax Fees” that were billed by BDO were approved by the Audit Committee.

The Audit Committee has determined the rendering of other professional services for audit related matters, tax compliance and tax advice by BDO is compatible with maintaining BDO’s independence.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and certain the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and LaviPharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 200 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

21	Subsidiaries of Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

23	Consent of Independent Certified Public Accountants.

24	Power of Attorney. Included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of those exhibits.

(b) Reports on Form 8-K

A Current Report on Form 8-K dated November 14, 2003 was filed announcing the Financial Results and Investor conference call for the quarter ended September 30, 2003

A Current Report on Form 8-K dated December 5, 2003 was filed announcing the settlement of the lawsuit with the Thieme Brothers.

A Current Report on form 8-K dated December 19, 2003 was filed announcing the results of the shareholder vote from our December 18, 2003 Annual General Meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 29th day of March, 2004.

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

Signature	Title	Date

/s/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ B. D. HOLSWORTH Bradley D. Holsworth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ A. TOBLER A. Tobler	Director	March 29, 2004

/s/ U. THIEME U. Thieme	Director	March 29, 2004

/s/ K. MCCARTHY Kevin McCarthy	Director	March 29, 2004

/s/ F. PASS F. Pass	Director	March 29, 2004

/s/ G. FELLOWS G. Fellows	Director	March 29, 2004

/s/ A. WILLIAMS Anthony Williams	Director	March 29, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Board of Directors and

Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ (deficit) equity and comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2003. We have also audited Schedule II – Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC’s management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2g to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Francisco, California

March 19, 2004

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS (Note 9)
Current Assets
Cash and Cash Equivalents	$1,187	$3,572
Trade Receivables (net of allowance for doubtful accounts of $10,000 in 2003 and $0 in 2002) (Note 3)	660	1,311
Receivables related to disposed asset group (net of allowance for doubtful accounts of $35,000 in 2003 and $107,000 in 2002 (Note 14)	—	128
Non-trade Receivables (net of provisions of $33,000 in 2003 and 2002)	22	27
Inventory (net of provision of $320,000 in 2003 and $82,000 in 2002) (Note 4)	386	408
Prepaids and Deposits	304	111

Total Current Assets	2,559	5,557
Property & Equipment—net (Note 5)	510	3,249
Asset held for sale (Note 5)	250	—
Goodwill (Note 6)	1,308	1,308

Total Assets	$4,627	$10,114

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$1,287	$573
Accrued Liabilities (Note 7)	688	1,000
Deferred Revenue and License Fees (Note 2d )	970	172
Notes Payable – Current (Note 9)	500	—

Total Current Liabilities	3,445	1,745

Long Term Liabilities
Notes Payable, net of current portion and discount of $1,795,000 in 2003 and $1,118,000 in 2002 (Note 9)	2,594	6,271
Other Long Term Liabilities (Note 16)	68	98
Deferred License Fees (Note 2d)	1,449	1,621
Commitments, Contingencies and Subsequent Event (Notes 16 and 17)
Stockholders’ Equity (Deficit) (Notes 10,11 and 12)
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000 Issued and Outstanding shares 2003 and 2002: 59,052,153	4,763	4,763
Share Premium	83,806	82,125
Accumulated Deficit	(91,552)	(86,558)
Accumulated Other Comprehensive Income—Currency Translation	54	49

Total Stockholders’ Equity (Deficit)	(2,929)	379

Total Liabilities and Stockholders’ Equity (Deficit)	$4,627	$10,114

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002	2001
	($ in thousands, except for per share data)
Revenue (Note 3)
Product Sales	$3,986	$2,184	$3,896
Royalties & Licensing Fees	4,240	7,225	4,557

Total Revenue	8,226	9,409	8,453

Cost of Sales—Products	997	494	1,093
—Royalties & Licensing (Note 17)	404	498	377

Total Cost of Sales	1,401	992	1,470

Gross Profit	6,825	8,417	6,983

Operating Expenses:
Research & Development	1,560	1,332	344
Administration, Sales and Marketing (Note 17)	6,301	4,804	5,006
Impairment Charges (Note 5 )	2,451	—	—

Total Operating Expenses	10,312	6,136	5,350

Operating Income (Loss)	(3,487)	2,281	1,633
Interest Income	12	38	30
Other (Expense) net	(9)	(17)	(62)
Interest Expense (including amortization of discount) (Note 9)	(1,584)	(1,442)	(1,614)

Income (Loss) from continuing operations before income taxes	(5,068)	860	(13)
Provision for income taxes (Note 13)	—	(13)	(6)

Income (Loss) from continuing operations	(5,068)	847	(19)

Discontinued Operations (Note 14):
Gain on Sale of Operations	—	400	—
Interest Income	113	—	—
Royalties & Licensing Fees	(39)	332	404
Provision for Income Taxes (Note 13)	0	(38)	—

Income from Discontinued Operations	74	694	404

Net Income (Loss) available to Ordinary Shareholders	$(4,994)	$1,541	$385

Earnings per share:
Basic and Diluted Income (Loss) from Continuing operations	$(.09)	$.02	$—
Basic and Diluted Income from Discontinued Operations	—	.01	0.01

Basic and Diluted Income (Loss)	$(.09)	$0.03	$0.01

Weighted average Basic Ordinary shares Outstanding	59,052	59,052	58,775
Weighted average Diluted Ordinary shares Outstanding	59,052	59,140	58,805

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT) AND

COMPREHENSIVE (LOSS) INCOME

($ in thousands except for share date)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income-Currency Translation	Net Stockholders’ Equity/(Deficit)
Balances, January 1, 2001:	58,432,117	$4,720	$80,018	$(88,484)	$23	$(3,723)
Ordinary shares issued for Notes Payable extension (Note 9)	341,747	24	345	—	—	369
Ordinary shares issued for interest payment on Notes payable	278,289	19	277	—	—	296
Stock Based Compensation	—	—	223	—	—	223
Value of warrant modification for extension of notes payable (Note 9)	—	—	1,063	—	—	1,063
Comprehensive (Loss) Income
Net Income	—	—	—	385	—	385
Translation loss	—	—	—	—	(3)	(3)

Total Comprehensive (loss) Income	—	—	—	385	(3)	382

Balances, December 31, 2001:	59,052,153	4,763	81,926	(88,099)	20	(1,390)
Stock Based Compensation	—	—	199	—	—	199
Comprehensive Income:
Net Income	—	—	—	1,541	—	1,541
Translation Gain	—	—	—	—	29	29

Total Comprehensive Income	—	—	—	1,541	29	1,570

Balances, December 31, 2002:	59,052,153	4,763	82,125	(86,558)	49	379
Options Exercised				—	—
Fair value of options issued to consultants	—	—	41	—	—	41
Warrants issued for debt refinancing	—	—	1,640	—	—	1,640
Comprehensive (Loss) Income
Net Loss	—	—	—	(4,994)	—	(4,994)
Translation Gain	—	—	—	—	5	5

Total Comprehensive (Loss) Income	—	—	—	(4,994)	5	(4,989)

Balances, December 31, 2003:	59,052,153	$4,763	$83,806	$(91,552)	$54	$(2,929)

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,994)	$1,541	$385
Gain on disposal of discontinued operations	—	(362)	—
Income from discontinued operations	(74)	(332)	(404)

Income (loss) from continuing operations	(5,068)	847	(19)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	129	132	624
Impairment Charges	2,451	—	—
Bad Debt and inventory reserves	248	23	—
Stock Option Compensation	41	199	223
Warrants issued as interest for debt refinancing	193	—	—
Amortization of Discount on notes payable	770	864	1,095
Other	—	—	12
Changes in Assets and Liabilities:
Trade Receivables	641	477	(663)
Non-trade Receivables	5	35	(14)
Receivable from Employee	—	—	10
Inventory	(216)	(106)	284
Prepaids and Deposits	(193)	11	58
Accounts Payable and Accrued Liabilities	402	(406)	(52)
Deferred Revenue and License Fees	626	(930)	(188)

Net Cash Provided by Continuing Operations	29	1,146	1,370
Net Cash Provided by Discontinued Operations	202	225	300

Net Cash Provided by Operating Activities	231	1,371	1,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Discontinued Operations	—	362	—
Purchase of Property & Equipment	(91)	(82)	(42)

Net Cash Provided (Used) by Investing Activities	(91)	280	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on debt	(2,530)	(20)	(526)
Costs of Financing—debt issue costs	—	—	(113)
Other Loans and Overdrafts	—	98	—

Net cash provided (used) by Financing Activities	(2,530)	78	(639)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,390)	1,729	989
Cash and Cash Equivalents at the Beginning of the year	3,572	1,814	828
Effects of Exchange Rate Changes on Cash	5	29	(3)

Cash and Cash Equivalents at the End of the Year	$1,187	$3,572	$1,814

Supplemental disclosures of cash flow information
Interest	$537	$602	$591
Income Taxes	163	13	6

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

See accompanying notes to consolidated financial statements

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Activities

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) and Senetek Asia (HK) Limited, corporations formed by Senetek under the laws of Delaware and Hong Kong, respectively, and Carme Cosmeceutical Sciences Inc.” (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill consumer needs related to aging. Our business is comprised of two business segments, biopharmaceuticals, currently principally addressing sexual dysfunction (the “Pharmaceuticals Segment”), and dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”).

In 1999, Senetek began implementing a program to build a high-margin revenue stream with satisfactory and replicable profitability by focusing our resources on completing development and marketing approvals of core biopharmaceuticals and drug delivery technology and building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program, we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products and outsourced manufacturing.

Senetek also granted a license to a third party to sell monoclonal antibodies purchased from outside suppliers for research into diagnostic procedures for Alzheimer’s Disease and other cell lines for research purposes.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 5 for a detailed description of the Asset Impairment Charge recorded by the Company during the 4th quarter of 2003.

(c)  Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, we consider any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance.

(d)  Revenues and Accounts Receivable

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

During fiscal 2003, the Company entered into an amended license agreement with Valeant Pharmaceuticals whereby Valeant prepaid $3 million for product purchases and royalty payments. The $3 million prepaid balance is reduced as product is sold to Valeant and when Valeant sells its product to its customers and the Company earns a royalty. As of December 31, 2003, approximately $798,000 of the deferred revenue balance has not yet been earned by the Company and is classified as a current liability. The remaining current and long term portion of deferred revenue and license fees relates to a prepaid license fee received from Revlon in fiscal year 2000 which is amortized at the rate of approximately $172,000 per year over the remaining life of the agreement.

Accounts receivable are uncollateralized customer obligations due under normal trade terms and under the terms of respective license agreements. The terms of most license agreements require quarterly royalty payments due 30 days after the quarter end. We perform continuing credit evaluations of our customers’ financial condition.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Inventories and Inventory Reserves

Inventories, constituting finished goods, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the average costing method.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

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

(g)  Goodwill

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business (Carme), was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill, are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2003 and 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

(h)  Impairment of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previous reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. In accordance with these standards, we review the carrying value of the Company’s property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. See Note 5.

(i)  Research and Development

Expenditures on research and development are expensed as incurred.

(j)  Foreign Exchange

We follow currency translation principles established by SFAS No. 52 “Foreign Currency Translation”. All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(k)  Calculation of the Number of Shares and Net Income (Loss) per Share

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

	December 31,
	2003	2002	2001
	(in thousands)
Numerator:
Income (loss) from continuing operations	$(5,068)	$847	$(19)
Income from discontinued operations (Note 15)	74	694	404

Net Income (Loss)	$(4,994)	$1,541	$385

Denominator:
Basic weighted average Ordinary shares outstanding	59,052	59,052	58,755
Stock options “in the money” calculated using Treasury Stock Method	—	88	50

Diluted weighted average Ordinary Shares outstanding	59,052	59,140	58,805

Options and Warrants to purchase 18,083,000, 15,153,000 and 9,563,000 were outstanding at December 31, 2003, 2002 and 2001 but were not included in the computation of excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(l)  Financial Instruments

The carrying values of cash, receivables and current liabilities, approximate their fair values due to the short term nature of these items. The estimated fair value of our long term notes payable at December 31, 2003 and 2002 are approximately $3,700,000 and $6,500,000. The carrying values of these notes at December 31, 2003 and 2002 are $3,094,000 and $6,271,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

(m)  Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rules in effect for the year in which differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce the deferred tax assets when we determine it is more likely than not that the related tax benefits will not be realized. We intend to periodically review the valuation of our deferred tax assets in light of expected future operating results.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n)  Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal of activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any immediate impact on our results of operations or financial condition.

In November 2002, EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) was issued. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 does not have a material effect on our results of operations or financial condition.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. We do not have any variable interest entities that must be consolidated.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of this standard did not have a material effect on our results of operations or financial condition.

(o)  Reclassification

As of December 31, 2002 we have reclassified $172,000 from accrued liabilities to deferred revenue and license fees to be consistent with the presentation in 2003.

(p)  Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. During the year ended December 31, 2003, the Company incurred advertising and related costs of $283,000 related to the development and airing of its direct response infomercial. No advertising costs were incurred in prior years.

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

	2003		2002		2001
Risk free interest rate	4.0%		4.0%		5.0%
Expected dividend yield	0%		0%		0%
Expected stock volatility	83%		71%		85%
Expected life of options	7.0	years	7.0	years	4.0	years

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 123’s disclosure requirements, the amended Employee Stock Purchase plan is considered a compensatory plan. Senetek pro forma information follows (in thousands, except for per share information):

	Years ended December 31,
	2003	2002	2001
Net income (loss) as reported(1)	$(4,994)	$1,541	$385
Subtract Stock based compensation excluded from reported net income (loss)	(615)	(725)	(679)

Pro forma net income (loss)	$(5,609)	$816	$(294)

Pro forma basic and diluted income (loss) per common share	$(0.10)	$0.01	$—

(1)	No stock based compensation for employees was included in the net income (loss) for any period.

The weighted-average fair values of options granted during fiscal years 2003, 2002 and 2001 were $.41, $.50 and $1.02 respectively.

(r)  Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

3.    Concentration of Risk

Our customers are principally in the United States. Accounts Receivable, including those related to the disposed asset group, typically are unsecured. The allowance for doubtful accounts is established based on payment trends, age of the receivables and other economic factors. Three customers in our skincare sector account for approximately 55%, 20% and 11% of our revenues in 2003 and 35%, 30% and 11% of our net revenue in 2002. Three customers account for 43%, 13% and 8% of our net trade receivables at December 31, 2003 and 52%, 13% and 13% of our net trade receivables at December 31, 2002. There is therefore a significant concentration of credit risk with respect to these customers.

4.    Inventory

Inventory at the lower of cost or market value comprises the following:

	December 31, 2003	December 31, 2002
	($ in thousands)
Finished Goods	$183	$82
Raw Materials	172	154
Work in Progress	31	172

	$386	$408

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment and Assets Held for Sale

Property and equipment and Asset Held for Sale are summarized as follows:

	December 31, 2003	December 31, 2002
	($ in thousands)
Cost:
Office Furniture, Fixtures and Equipment	$1,445	$1,365
Laboratory equipment	363	363
Leasehold Improvements	849	837
Assets under construction(1)	—	2,702

	2,657	5,267

Accumulated depreciation
Office Furniture, Fixtures and Equipment	1,321	1,285
Laboratory equipment	363	363
Leasehold Improvements	463	370

	2,147	2,018

Net Carrying Value	$510	$3,249

Asset Held for Sale (1)	$250	$—

(1)	During the 4th quarter of 2003, the Company determined, in accordance with SFAS No. 144 “Accounting for the Impairment of Long Lived Assets”, that the specialized drug delivery equipment known as Reliaject was impaired because the carrying value of the equipment was greater than the estimated Fair value of $250,000. In making the decision to dispose of the Reliaject, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and financial condition of the Company. As a result, an impairment charge of $2,451,000 was recorded against the pharmaceutical segment. The asset is now separately classified on the balance sheet as “Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser will likely need to resolve. The Company expects to consummate a transaction for the Reliaject in fiscal 2004 but is expected to have some ongoing involvement with the equipment, including the receipt of possible future royalties depending on the ultimate success of installing and utilizing the equipment.

6.    Goodwill

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had SFAS No. 142 been in effect prior to January 1, 2002, our reported net income (loss) for 2003, 2002 and 2001 would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net Income:
Reported	$(4,994)	$1,541	$385
Goodwill amortization	—	—	133
Adjusted	$(4,994)	1,541	518
Basic and diluted net income per common share:
Reported	$(.09)	$0.03	$.01
Effect of goodwill amortization	—	—	—
Adjusted	$(.09)	$0.03	$.01

The Goodwill relates to the acquisition of certain of the assets of Carme by CCSI in 1995 and is included in our skincare segment.

7.    Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2003	December 31, 2002
	($ in thousands)
Accrued Salaries and Benefits	$189	$168
Legal and Professional Fees	134	112
Audit and Accountancy Fees	185	117
Accrued Rent	120	111
Accrued Royalty	—	305
Accrued Income Taxes	—	111
Other Liabilities and Accruals	60	76

	$688	$1,000

Customer advances totaling $0 and $129,000 at December 31, 2003 and 2002, and included in accounts payable, relate to monies received to finance the purchase of raw material inventories for products supplied.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In a side letter to the April 1999 Securities Purchase Agreement, it was agreed that the interest payable on the loans totaling $7,388,579 would be at the rate of 9% per annum if the interest payments should be subject to UK withholding taxes. We had accrued interest at the rate of 9% from the inception of the loan but had paid the lenders interest at 8% in accordance with the main agreement. In November 2001, we received clearance from the UK Inland Revenue that withholding taxes need not be accounted for on this loan. As a result, approximately $200,000 was credited back to interest expense in the fourth quarter of 2001.

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

September 2003 Refinancing

On September 4, 2003 the Company amended its Notes Payable agreement and concurrently made a principal payment of $2.5 million and extended the maturity date of the notes until April 2007. The amended and restated Notes Payable require annual principal payments of the lesser of $500,000, increasing to $750,000 March 2005, or 1/3 of free cash flow as defined by the agreement. The first principal installment is due March 31, 2004. The interest rate is 8.5% until April 1, 2004 when it increases to 9.75% until maturity. As the outstanding borrowings under the June 2001 Amended Securities Purchase Agreement were refinanced by modifications of the notes with substantially similar terms as defined by Emerging Issues Task Force 96-19, “Debtors Accounting for a Modification or Extinguishment of a Debt Instrument”, the Company is required to account for the transaction as a modification and not a debt extinguishment. As such, the fair value of the 4.5 million warrants issued with an exercise price of $0.40 per share is treated as additional notes payable discount and amortized until April 2007. The fair value of these warrants calculated using the Black Scholes Model was estimated at $1,447,000 and has been added to the notes payable discount and is being amortized as additional interest expense until maturity of the note in April 2007. As of December 31, 2003 the unamortized discount on the notes payable is $1,795,000. The effective interest rate under the modified terms of the note, factoring in the

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the warrants as calculated under the Black Scholes Model, is approximately 31%. The fair value of the 600,000 warrants, issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per. share, was calculated at $193,000 using the Black Scholes Model and is treated as additional interest expense. The fair value of warrants issued in connection with the debt refinancing was calculated under the Black Scholes Model using a volatility of 83%, risk free rate of return of 4%, and a seven year life.

The amortization of the discount on the notes amounted to $770,000, $864,000 and $1,095,000 for the years ended December 31, 2003, and 2002 and 2001.

Future minimum annual payments mature as follows:

Minimum Annual Payment
Year ended December 31,
2004	$500,000
2005	750,000
2006	750,000
2007	2,889,000

$4,889,000

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

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2003:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2001	632,475	3,460,625	$1.64
Cancelled	468,500	(468,500)	1.81
Granted	(65,000)	65,000	0.93

Balance at December 31, 2001	1,035,975	3,057,125	1.59
Cancelled	182,250	(182,250)	1.45
Granted	(1,205,000)	1,205,000	0.89

Balance at December 31, 2002	13,225	4,079,875	1.35
Cancelled	176,250	(176,250)	1.20
Granted	(42,500)	42,500	0.41

Balance at December 31, 2003	146,975	3,946,125	$1.39

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the Executive No. 1 Plan options outstanding at December 31, 2003.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.55	342,500	6.09	$0.53	300,000	$0.53
$1.00–$1.75	3,143,625	3.67	1.38	2,219,875	1.47
$2.00–$2.19	435,000	2.08	2.01	432,500	2.01
$3.50–$3.75	25,000	1.30	3.62	25,000	3.62

$0.41–$3.75	3,946,125	3.69	$1.39	2,977,375	$1.47

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan. The following table summarizes option transactions outside the No. 1 Plan in the years ended December 31, 2003, 2002 and 2001.

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31 2001, 2002, 2003	200,000	$1.50

There was no activity during 2003, 2002 or 2001

The following table summarizes information about the Outside No. 1 Plan Options outstanding at December 31, 2003.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.50	200,000.5		$1.50	200,000	$1.50

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2003:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2001	1,456,125	2,081,900	$1.97
Granted	(100,000)	100,000	1.88
Cancelled	319,900	(319,900)	2.71

Balance at December 31, 2001	1,676,025	1,862,000	1.84
Granted	(850,000)	850,000	1.05
Cancelled	340,000	(340,000)	1.98

Balance at December 31, 2002	1,166,025	2,372,000	1.54
Granted	(825,000)	825,000	.55
Cancelled	755,000	(755,000)	1.51

Balance at December 31, 2003	1,096,025	2,442,000	$1.21

The following table summarizes information about the No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2003.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.65	825,000	6.45	$0.55	—	—
$1.00–$1.88	1,417,000	4.06	$1.36	1,417,000	$1.36
$2.00	100,000	1.81	$2.00	100,000	$2.00
$3.50	50,000	1.51	$3.50	50,000	$3.50
$4.28	50,000	1.40	$4.28	50,000	$4.28

$1.31–$4.28	2,442,000	4.67	$1.21	1,617,000	$1.55

Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16, 1997.

The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 2003.

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2001	180,000	$1.38
Cancelled	(60,000)	3.69

Balance at December 31, 2001	120,000	1.50
Cancelled in 2002	(60,000)	1.25

Balance at December 31, 2002 and 2003	60,000	$1.50

There was no activity during 2003.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the outside No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2003.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.50	60,000	1.29	$1.50	60,000	$1.50

11.    Stock Compensation Expense

Under U.S. Generally Accepted Accounting Principles, we apply APB No. 25 and related interpretations in accounting for our option plans. No expense was recorded in 2003, 2002 or 2001 related to stock options issued to employees.

During 2003, we recognized $41,000 (2002: $199,000; 2000: $223,000) of general and administrative expense plus an additional $193,000 recorded in interest expense in 2003, relating to all stock options and warrants awarded to non-employee Directors and consultants in exchange for consulting services based upon remeasurements of fair value of the awards through the date at which performance is completed which were estimated using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 83%, (2002:71%, 2001:85%) risk free investment rate of 4.0% (2001:5.0%, 2000:5%) and an expected life of 7 years (2002: 7 years, 2001: 4 years).

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

The following warrants were issued in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and the refinancing in September 2003.

Warrants Issued and unexercised	Exercise Price $	Expiration Date
3,000,000	1.00	April 2009
3,333,333	1.25	April 2009
100,000	0.62	Sept. 2009
5,000,000.40		Sept. 2011

11,433,333

The warrants referred to above entitle the holder to purchase American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. The above warrants are outstanding as of December 31, 2003.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years ended December 31,
	2003	2002	2001
	$ thousands
Income from continuing and discontinued operations
Before income taxes included the following:
US Income (Loss)	$(3,007)	$2,538	$967
Foreign (Loss)	(1,987)	(946)	(576)

Income tax expense is comprised of the following:

	December 31
	2003	2002	2001
	($ thousands)
Current State taxes-continuing operations	$2	$52	$6
Current Federal taxes continuing operations	(2)	(39)	—

	—	13	$6

Current State taxes-discontinued operations	$—	$38	$—

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income losses from continuing operations as a result of the following:

	2003	2002	2001
Computed expected tax expense (benefit)	(34)%	34%	34%
Permanent differences	7	20	99
Utilization of tax loss carryforward	—	(79)	(183)
Timing differences and losses for which no benefit has been recognized	37	—	—
State tax expense (benefit), net of federal income tax benefit	(3)	6	2
Foreign taxes (benefit)	(7)	21	50

Total tax expense-continuing operations	—	2%	2%

Deferred tax assets are comprised of the following:

	December 31
	2003	2002
Net operating loss carry forwards	$25,174,000	$25,653,000
Reserves and accruals	1,851,000	1,473,000
Tax Credits	206,000	201,000
Other	713,000	60,000

Gross Deferred Tax Asset	27,944,000	27,387,000
Valuation Allowance	(27,944,000)	(27,387,000)

Net Deferred Tax Asset	$—	$—

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provisional tax losses available to us in the United Kingdom are estimated to be approximately $38,300,000 at the end of fiscal year 2003. The deferred tax asset value of these losses is approximately $12,072,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance, because as of December 31, 2003, we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same line of trade.

Our federal provisional tax losses available in the U.S. are estimated to be approximately $35,360,000 at the end of fiscal year 2003. The deferred tax asset value of these losses is approximately $12,022,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2003 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and may reduce the valuation allowance when realization is deemed to be more likely, than not. Federal net operating losses expire at varying dates from 2008 through 2023. California net operating losses are estimated to be approximately $18,518,000. The resulting deferred tax asset from California net operating losses is approximately $1,088,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2004 through 2013. Available operating losses could be limited if there was a greater than 50% change in ownership.

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

We have accounted for this transaction as a sale of assets. Based on the prior history with the customer, the gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. Accordingly, the balance of the unpaid promissory note of $2.3 million will be netted with the deferred gain on our balance sheet. Any gain on the transaction in excess of the initial payment of $400,000 and the previously unamortized portion of the $100,000 deposit made by USITC will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

During fiscal 2003, USITC paid the Company $113,000 of interest related to the above mentioned notes payable. As of December 31, 2003, USITC is delinquent on scheduled principal and interest payments totaling approximately $398,000. The Company is currently working with USITC to bring the note current and assure timely performance in the future.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

With the exception of $403,000 of sales and marketing expenses incurred in 2003 related to the development of its own skincare product line, Kinetin Plus, the Administration, Sales and Marketing expenses are allocated equally to each business segment.

INDUSTRY SEGMENTS	2003	2002	2001
	($ thousands)
Net Revenues
Pharmaceuticals	$953	$1,061	$1,363
Skincare	7,273	8,348	7,090

Net Revenues for reportable segments and consolidated net sales	8,226	9,409	8,453

Operating (loss) income
Pharmaceuticals	(5,679)	(2,797)	(1,822)
Skincare	2,192	5,078	3,455

Total Operating Income (Loss) from continuing operations for reportable segments	$(3,487)	$2,281	$1,633

Pharmaceuticals:
Operating Loss	$(5,679)	$(2,797)	$(1,822)
Interest Income	—	—	30
Interest Expense	(1,584)	(1,442)	(1,558)
Other Expense, Net	—	(17)	(62)

Loss From Continuing Operations Available to Ordinary Shareholders	(7,263)	(4,256)	(3,412)

Skincare:
Operating Profit/(Loss)	2,192	5,078	3,455
Interest (Expense) income, net	3	38	(56)
Provision for taxation	—	(13)	(6)

Income (Loss) from continuing operations available to Ordinary shareholders	2,195	5,103	3,393

Income (loss) From Continuing Operations Available to Ordinary shareholders for reportable segments	(5,068)	847	(19)
Income from discontinued operations-skincare	74	694	404

Net Income (loss)	$(4,994)	$1,541	$385
Assets:
Pharmaceuticals	$337	$3,025	$5,765
Skincare	4,290	7,089	3,044

Total Consolidated Assets	$4,627	$10,114	$8,809

Capital Expenditures:
Pharmaceuticals	$45	$82	$42
Skincare	46	—	—

Total consolidated capital expenditures	$91	$82	$42

Depreciation and Amortization:
Pharmaceuticals	$64	$66	$449
Skincare	65	66	175

Total Consolidated Depreciation and Amortization	$129	$132	$624

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Areas	2003	2002	2001
	($ thousands)
Net Revenues-Continuing Operations
United States	$7,055	$6,915	$7,557
United Kingdom	28	27	25
Other foreign countries	1,143	2,467	871

Total Consolidated	$8,226	$9,409	$8,453

Long Lived Assets
United States	$2,068	$4,557	$4,607
United Kingdom	—	—	—

	$2,068	$4,557	$4,607

Our registered office is located in the United Kingdom from which certain scientific research and development activities are operated. The majority of our employees are based in the United States from where we liaison with the U.S. investing public and from where the primary sales and development of the skincare activities are directed.

16.    Commitments, Contingencies and Subsequent Event

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

Minimum future lease payments under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payment
($ in thousands)
2004	269
2005	475
2006	384
2007	401

$1,529

Rent expense was approximately $327,000, 318,000, and $312,000 in 2003, 2002 and 2001 respectively.

(c)  Litigation

On April 11, 2003, we filed a lawsuit against OMP, Inc. in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment. We sought damages in an amount to be proven at trial as well as restitution, injunctive relief and specific performance… On October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. On March 25, 2004, the

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company announced that it had settled a litigation that was pending between Senetek and, OMP. Under the terms of the settlement, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell its Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, until the last of Senetek’s patents has expired, Senetek will receive an up front payment of $1.5 million and an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Payment of the $1.5 million is expected by the end of March, with the balance expected to be paid quarterly over the next 12 to 18 months. Under the settlement, Senetek retains rights to license others to distribute Kinetin products in Japan

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the Defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $692,000 purchase price paid in advance, and of $294,000 paid for validation studies, as well as other amounts to be proven at trial for validation studies and regulatory filings required when the Company was forced to transfer manufacturing of phentalomine mesylate to an alternative supplier. The defendants have responded, denying certain of our allegations, we have replied, and the parties are exchanging documents and witness statements as a prerequisite to a trial to be scheduled for mid 2004.

As previously disclosed, in the course of responding to a document request in April 2003 as part of an unrelated Securities and Exchange Commission investigation focused on a firm not affiliated with the Company, the Company became aware of certain documents suggesting that during 2002 Company executives might have supplied non-public financial information to two securities analysts in an effort to correct draft research reports that contained information the executives considered overly-optimistic. The Board of Directors appointed an independent Committee of non-management Directors which engaged outside securities counsel to conduct a full internal investigation and in June 2003 voluntarily reported the results to the Commission’s office conducting the unrelated investigation. In late March, the Commission staff sent to the Company’s legal counsel a letter advising that the staff is considering recommending commencement of a proceeding alleging violations of Section 13(a) of the Securities Exchange Act of 1934 and Commission Regulation FD, and inviting the submission of a response. Senetek is engaged in discussions with the Commission staff regarding settlement of the matter. Senetek does not anticipate any amounts paid in connection with this matter will have a material impact on the future results of operations or financial condition of the Company.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of a hostile change of control.

In April 2003, the Company entered into an employment agreement with its Executive Vice President, Corporate Development and General Counsel from April 2003 to March 2005. The contract provides an annual salary of $243,000 plus a $600 monthly automobile allowance. The contract provides for certain guaranteed payments for up to three years in the event of hostile change of control.

(e)  Settlement

During 2002, the Company negotiated a settlement with a group of Danish doctors related to their foregoing royalties against future Invicorp sales. The Company will pay a total of $150,000 over the next 5 years, of which $7,500 is due quarterly through March 2007. The Company recorded the entire $150,000 as expense in 2002. As of December 31, 2003, $98,000 is unpaid, of which $68,000 is in other long term liabilities and $30,000 in accrued expenses.

17.     Related Party Transactions

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

The Company is required to pay the discoverers of Kinetin, one of whom is the Chief Scientist for the Company, a royalty based upon a percentage of Kinetin revenues received by the Company. Royalties related to Kinetin Sales for 2003, 2002, and 2001 totaled $163,000, $116,000, and $81,000 respectively. As of December 31, 2003 and 2002, $163,000 and $157,000 is included in accrued expenses related to its obligation under the royalty agreement.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Quarterly Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (A)	2003
2003
Net Revenue	$2,072	$1,498	$2,210	$2,446	$8,226
Gross Profit	1,746	1,222	1,815	2,042	6,825
Operating income (loss) from continuing operations	342	(521)	(519)	(2,789)	(3,487)
Income (Loss) from continuing operations	(30)	(870)	(1,102)	(3,066)	(5,068)
Income (loss) from discontinued operations	(39)	—	—	113	74
Net Income (loss)	(69)	(870)	(1,102)	(2,953)	(4,994)
Basic and diluted income (loss) per share:
Continuing operations	$—	$(0.01)	$(0.02)	$(0.05)	$(0.09)
Discontinued operations	—	—	—	—	—

Net Income (loss) per share	$—	$(0.01)	$(0.02)	$(0.05)	$(0.09)

(A)	During the 4th Quarter of 2003, the Company recorded an impairment charge of $2,451,000 related to certain specialized equipment.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (B)	2002
2002
Net Revenue	$2,492	$3,215	$2,095	$1,607	$9,409
Gross Profit	2,088	3,044	1,956	1,329	8,417
Operating income (loss) from continuing operations	766	1,436	542	(463)	2,281
Income (loss) from continuing operations	422	1,087	89	(751)	847
Income from discontinued operations	82	83	118	411	694
Net income (loss)	504	1,170	207	(340)	1,541
Basic and diluted income (loss) per share:
Continuing operations	$0.01	$0.02	$—	$(0.01)	$0.02
Discontinued operations	—	—	—	0.01	0.01

Net Income (loss) per share	$0.01	$0.02	$0.00	$0.00	$0.03

(B)	During the 4th quarter of 2002, the Company recorded a settlement expense of $150,000 related to future royalties on Invicorp (See note 16(e)). Additionally, the Company recorded royalty expense of approximately $80,000 based upon the resolution of prior royalty income earned.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2003	$140,000	$10,000	$(72,000)	$78,000
2002	263,000	13,000	(136,000)	140,000
2001	1,022,000	—	(759,000)	263,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2003	$82,000	$238,000	$—	$320,00
2002	72,000	10,000	—	82,000
2001	92,000	—	(20,000)	72,000

S-1