Form 10-Q
period 2004-03-31
SENETEK PLC /ENG/
filed 2004-05-17
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At May 14, 2004, there were 60,661,698 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2004

PART I FINANCIAL INFORMATION

Item 1

Financial Statements

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$211		$902
Royalties & Licensing (Note 7)	3,034		1,170

Total Revenue	3,245		2,072

Cost of Sales—Products	63		201
Royalties & Licensing	170		125

Total Cost of Sales	233		326

Gross Profit	3,012		1,746

Operating Expenses:
Research & Development	316		348
Administration, Sales and Marketing	1,860		1,056

Total Operating Expenses	2,176		1,404

Operating Income	836		342
Interest income	—		7
Interest expense (including amortization of debt discount)	(242)		(365)

Income (loss) from continuing operations before income taxes	594		(16)
Provision for income taxes	(7)		(14)

Income (loss) from continuing operations	587		(30)

Discontinued operations:
Interest income	45		—
Royalty and license fee, net	—		(39)

Income (loss) from Discontinued Operations	45		(39)

Net Income (loss) attributable to Ordinary Shareholders	$632		$(69)

Basic and Diluted Income (Loss) from Continuing Operations	$.01	$	(—)
Basic and Diluted Income (Loss) from Discontinued Operations	$—	$	(—)

Basic and Diluted Income (Loss) per Ordinary share outstanding	$.01	$	(—)

Weighted average Basic Ordinary shares outstanding	59,052		59,052
Weighted average Diluted Ordinary shares Outstanding	61,448		59,052

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31 2004 (unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$499	$1,187
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2004 and 2003 (Note 7)	2,581	660
Non-trade Receivables, net of provisions of $33,000 in 2004 and 2003	18	22
Inventory, net of provisions of $266,000 in 2004 and $320,000 in 2003	367	386
Prepaids and Deposits	290	304

Total Current Assets	3,755	2,559
Property & Equipment—net	475	510
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$5,788	$4,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,015	$1,287
Accrued Liabilities	741	688
Deferred Revenue and License Fees	533	970
Notes Payable – Current (Note 8)	—	500

Total Current Liabilities	3,289	3,445

Long Term Liabilities
Notes Payable, net of current portion and discount of $1,657,000 in 2004 and $1,795,000 in 2003 (Note 8)	3,232	2,594
Other Long Term Liabilities	60	68
Deferred License Fees	1,406	1,449
Commitments, Contingencies and Subsequent Event (Note 8)
Stockholders’ Deficit
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2004 and 2003: 59,052,153	4,763	4,763
Share Premium	83,911	83,806
Accumulated Deficit	(90,920)	(91,552)
Accumulated Other Comprehensive Income—Currency Translation	47	54

Total Stockholders’ Deficit	(2,199)	(2,929)

Total Liabilities and Stockholders’ Deficit	$5,788	$4,627

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2004

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Equity
Balances, January 1, 2004	59,052,153	$4,763	$83,806	$(91,552)	$54	$(2,929)
Fair value of options issued to consultants			105			105
Comprehensive income
Net income				632		632
Translation loss, net of tax					(7)	(7)

Total Comprehensive Income				632	(7)	625

Balances, March 31, 2004	59,052,153	$4,763	$83,911	$(90,920)	$47	$(2,199)

For the three months ended March 31, 2003 the translation gain was $5 and total comprehensive loss was $64.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$632	$(69)
(Income) loss from Discontinued Operations	(45)	39

Income (loss) from Continuing Operations	587	(30)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	173	248
Stock option compensation	105	10
Changes in assets and liabilities:
Trade receivables	(1,921)	(57)
Non-trade receivables	4	(26)
Inventory	19	66
Prepaids and deposits	14	(36)
Accounts payable and accrued liabilities	781	(24)
Deferred license Fees	(480)	(43)

Net Cash Provided by (used in) Continuing Operations	(718)	108
Net Cash Provided by Discontinued Operations	45	39

Net Cash Provided by (used in) Operating Activities	(673)	147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	—	(8)

Net Cash Used by Investing Activities	—	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	(8)	(8)

Net Cash used in Financing Activities	(8)	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(681)	131
Cash and cash equivalents at the beginning of period	1,187	3,572
Effect of exchange rate changes on cash	(7)	5

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$499	$3,708

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$—	$—
Income Taxes	—	104

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or “the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations), and Senetek Asia (HK) for the three months ended March 31, 2004 and March 31, 2003. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed, Senetek Asia (HK) Limited, a Hong Kong subsidiary that has been inactive since formation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory at cost comprises:

	March 31, 2004	December 31, 2003
	(in thousands)
Finished Goods	$168	$183
Raw Materials	168	172
Work in Progress	31	31

	$367	$386

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Three Months ended March 31,
	2004	2003
Pro forma impact of fair value method
Reported net income (loss)	$632	$(69)
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(162)	(183)

Pro forma net income (loss)	470	(252)

Earnings per common share
Basic and diluted–as reported	$0.01	$0.00
Basic and diluted–pro forma	$0.01	$0.00

4. Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No.128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$587	$(30)
Income (Loss) from Discontinued Operations	45	(39)

Basic and Diluted Net Income (Loss)	$632	$(69)

Denominator:
Basic weighted average shares outstanding	59,052	59,052
Stock options and warrants “in the money”-treasury stock method	2,396	—

Diluted weighted average Shares outstanding	61,448	59,052

Options and warrants to purchase 18,021,458 and 15,564,493 shares of stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price, except for the assumed exercise of 5,893,287 options and warrants. Using the treasury stock method, the proceeds from the assumed exercise price of such options and warrants are assumed to have been used to purchase 3,496,806 shares of stock, resulting in additional net outstanding shares of 2,396,485 for the three months ended March 31, 2004.

5. Segment Reporting

	Three months ended March 31, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$432	$2,813	$3,245
Operating (loss) income	(443)	1,279	836
(Loss) income from continuing operations available to common shareholders before taxes	(685)	1,279	594

	Three months ended March 31, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$277	$1,795	$2,072
Operating (loss) income	(508)	850	342
(Loss) income available to common shareholders before taxes from continuing operations	(873)	857	(16)

The allocation of administration, sales and marketing expense between segments is generally done on an equal basis. For the quarter ended March 31, 2004, the majority of legal fees were allocated to Skincare to match the revenue recognized from the settlement of the OMP litigation.

6. Discontinued Operations

On December 31, 2002, the Company completed a transaction in which U.S. International Trading Corporation (“USITC”) purchased rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired in the 1995 acquisition of Carme Inc. (which are referred to hereafter as the intellectual property) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments, plus interest at 10%, commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. The transaction closed on September 30, 2002 and delivery of the intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC.

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

During the quarter ended March 31, 2004, USITC paid the Company $45,000 of interest related to the above mentioned notes payable. As of March 31, 2004, USITC is delinquent on scheduled principal and interest payments totaling approximately $494,000. The Company is currently working with USITC to bring the note current and assure timely performance in the future.

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

7. Litigation Settlement

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company has recognized the $1.5 million as royalty income in the quarter ended March 31, 2004 and will recognize additional royalty income from OMP, up to $500,000, as product is sold by OMP. The $1.5 million is included in accounts receivable at March 31, 2004.

8. Subsequent Events

On April 6, 2004, the Company and the holders of its outstanding $4.9 million of senior secured notes and 6.3 million Series A and B Warrants, reached a binding preliminary agreement to amend the terms and conditions of the notes and warrants. Under this agreement, which is subject to the execution of final documentation on usual and customary terms, principal payments on the notes that were due in April 2004, 2005 and 2006 are being deferred until the notes’ final maturity in April 2007 and the interest rate will remain at 8.5% through maturity. In addition, the principal amount of the notes will become exchangeable, at the election of the holders of the notes, for Senetek ordinary shares at an initial exchange value of $0.80 per share, with the Series A and B warrants being extended to March 2011 and becoming exercisable at a reduced price of $0.50 per share as of the earlier of the maturity date of the notes or as the related notes are prepaid or exchanged for shares. Senetek has agreed to register with the Securities and Exchange Commission the 6.1 million shares issuable in exchange for the notes. Beginning in the second quarter of 2004, the Company expects to incur non-cash expense associated with the estimated fair value of the right granted to the note holders to exchange their notes for shares and the modifications to the Series A and B Warrants. The Series D Warrants to purchase five million shares remain unchanged by the agreement.

In May 2004, the Company entered into two agreements with Valeant Pharmaceuticals International. Under these agreements, Valeant has been granted the right to enter into an exclusive world wide license for Zeatin or another proprietary compound on substantially the same commercial terms as the Company’s license with Valeant for its Kinerase brand. Additionally, the license agreement for Valeant’s Kinerase brand was amended to extend its term, expand its reach to additional channels of trade, and provide for a royalty rate reduction of $250,000 per quarter beginning in 2005. Pursuant to the amended Kinerase license agreement, the Company received $5 million.

In May 2004, the Company announced an extension of its agreement with the research foundation under which Senetek is licensed to manufacture and sell monoclonal antibodies used to research various disease states, including Alzheimer’s disease. Under the agreement, the license for three cell lines has been extended from July 2004 through September 2005, Senetek is to submit to the foundation by December 31, 2004 its business plan for the continued manufacture, marketing and sale of monoclonal antibodies covered by the foundation’s licenses, and upon approval by the foundation all licenses will be extended until July 2011. Senetek will pay the foundation a one-time extension fee and guarantee the foundation royalty receipts for the twelve months ending June 30, 2005 consistent with those received in prior years.

Subsequent to March 31, 2004, the Company received cash of approximately $643,000 from the exercise of Series D Warrants and issued 1,609,545 ordinary shares of common stock.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Annual Report”).

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s 2003 Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 10 through 14, in Item 1 of the 2003 Annual Report, “Risk Factors”, on pages 15 through 18 and in Item 7 of the 2003 Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 38. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

We showed improvement in our revenues, gross profit percentage and current ratio during the first quarter of 2004. The improvement in these financial indicators primarily was the result of the $1.5 million OMP settlement less over $600,000 of related legal fees incurred in the quarter.

	3 months ended March 31,
	2004	2003
	($ in thousands)
Revenues	$3,245	$2,072
Gross Profit	$3,012	$1,746
Gross Profit percentage	92.8%	84.3%
Operating Income	$836	$342
Net Income (Loss)	$632	$(69)

		December 31, 2003
Current ratio	1.14	.74
Reduction in cash and cash equivalents	$(688)	N/A

REVENUES

Our product sales and royalty and licensing revenues of $3,245,000 for the first quarter of 2004, an overall increase of 56.6% compared to the first quarter of 2003, consisted of $211,000 from product sales and $3,034,000 from royalties and licensing fees. $432,000 of our revenue for the first quarter of 2004 came from the sale and royalties of pharmaceutical products and $2,813,000 from the sale and royalties of skincare products.

Our product sales and royalty and licensing revenues of $2,072,000 for the first quarter of 2003 consisted of $902,000 from product sales and $1,170,000 from royalties and licensing fees. $277,000 of our revenue for the first quarter of 2003 came from the sale and royalties of pharmaceutical products and $1,795,000 from the sale and royalties of skincare products.

The 56.7% increase in sales of and royalties on skincare products was due to the $1.5 million settlement from the OMP litigation. Excluding the $1.5 million OMP settlement, product sales and royalty revenue from skincare products were $1,313,000, a 27% reduction from the level in the first quarter of 2003. The decrease in revenue resulted from a reduction in product sales to Valeant Pharmaceuticals International of $725,000 and reduction in royalties from Revlon of $200,000, partially offset by an increase in Valeant royalties of $155,000 and an increase in royalties from The Body Shop of $200,000. The amended license agreement signed with Valeant in August 2003 allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. Valeant began manufacturing its own products in early 2004; thus product sales were minimal in the quarter ended March 31, 2004. The increase in royalty revenue from Valeant is primarily related to an increase in unit volume and not the increase in royalty rate. The decrease in Revlon royalty income is primarily the result of lower unit sales and the mix of product sold by Revlon. The increase in royalties from The Body Shop is related to additional units sold resulting from continued expansion of the Kinetin product into more of its stores.

The 56% increase in sales of and royalties on pharmaceutical products was due to increased volume from new and existing customers for Senetek’s diagnostic antibodies, including the expansion of certain new polyclonal and monoclonal diagnostic antibodies. The sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

COST OF GOODS SOLD

Cost of goods sold for the first quarter of 2004, which includes contract manufacturing and royalty fees, was $233,000, down 28.5% from $326,000 in the first quarter of 2003. Cost of goods sold as a percentage of sales declined from 15.7% in 2003 to 7.2% in 2004. The decrease was due to significantly lower product sales which have a higher cost of goods sold compared to royalty revenue. The cost of goods for products and royalty revenue as a percentage of their net revenue was relatively consistent between 2004 and 2003 after deducting the $1.5 million royalty income from the OMP settlement.

In the Pharmaceutical Segment, cost of goods sold for the first quarter of 2004 was $130,000, an increase of 58.5% from $82,000 in the first quarter of 2003. The increase was a result of costs associated with the increased sales of monoclonal antibodies.

In the Skincare Segment, cost of goods sold for the first quarter of 2004 was $103,000, a decrease of 57.8% from $244,000 in the first quarter of 2003. The decrease was the result of substantially lower product sales which have higher cost of goods compared to royalty revenue.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the first quarter of 2004 was $316,000, a decrease of 9.2% from $348,000 in the first quarter of 2003. The decrease was due to lower expenditures related to our sexual dysfunction product, Invicorp. We expect future research and development expenditures related to our sexual dysfunction product to continue to decline as we minimize our expenditures while seeking a business partner to assume the regulatory, manufacturing, marketing and sales expense of bringing Invicorp to market. Research and Development expenditures related to our Skincare Segment were consistent in 2004 and 2003 but are expected to increase as we accelerate the testing and development of Zeatin and other compounds. The Company has continued to work towards its strategic objective of commercializing its drug delivery devices, Reliaject and Adrenaject but does not expect to spend any significant funds on this during the remainder of 2004. The Company’s commercialization efforts for these drug delivery devices are presently focused upon identifying appropriate potential partners to assume the expense of bringing these products to market.

Administration, Sales and Marketing

Administration, Sales and Marketing expenses for the first quarter of 2004 totaled $1,860,000, an increase of 76.1% from $1,056,000 in the first quarter of 2003. The increase was due mainly to an increase in legal fees of approximately $675,000 primarily related to the OMP litigation, which was settled in late March 2004, and an increase in non-cash consultant stock option expense of $94,000. Although no additional consultant options were issued during the March 31, 2004 quarter, the increase in our share price from December 31, 2003 to March 31, 2004 resulted in additional expense for the quarter.

OPERATING INCOME

Operating income for the first quarter of 2004 totaled $836,000 compared to an operating income of $342,000 in the first quarter of 2003.

The operating loss in the Pharmaceuticals Segment for the first quarter of 2004 totaled $(443,000), representing a decreased loss of 12.8% from $(508,000) in the first quarter of 2003. The decreased loss is due to increased revenue from monoclonal antibodies and lower research and development costs, offset partly by higher administration, sales and marketing costs.

Operating profit in the Skincare Segment for the first quarter of 2004 totaled $1,279,000, an increase of 50.5% from an operating profit of $850,000 in the first quarter of 2003. This increase was due mainly to the increased revenues of approximately $1.2 million, primarily from the $1.5 million OMP settlement which resulted in a one-time revenue item of $1.5 million, partially offset by lower Valeant and Revlon revenues and higher legal fees associated with the OMP settlement.

OTHER INCOME AND EXPENSE

Interest expense for the first quarter of 2004 and 2003 totaled $242,000 and $365,000, of which $138,000 and $216,000 relates to the amortization of the notes payable discount. The lower interest expense for 2004 compared to 2003 is due to a $2.5 million principal payment in September 2003 and decreased discount amortization resulting from the extension of the maturity date of the notes from 2004 to 2007.

TAXATION

Gross deferred tax assets, which approximate $27.6 million at March 31, 2004 and relate to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not. There is minimal income tax expense in the quarter ended March 31, 2004 because of the availability of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $688,000 during the quarter ended March 31, 2004 to $499,000. This decrease was due to $1,921,000 increase in accounts receivable, caused primarily by the $1.5 million proceeds from the OMP settlement not being received until April 2004, offset partially by an increase in accounts payable and accrued expenses of $781,000, primarily resulting from unpaid OMP legal fees incurred in the quarter. Additionally, we have improved our current ratio from .74 at December 31, 2003 to 1.14 at March 31, 2004 primarily as a result of recording the March 26, 2004 $1.5 million OMP settlement during the quarter ended March 31, 2004. Additionally, the refinancing of our notes payable discussed below also improved our current ratio.

In May 2004, the Company entered into an agreement granting Valeant Pharmaceuticals International the right to an exclusive world wide license of Zeatin and an amendment of the license agreement with Valeant Pharmaceuticals International for its proprietary Kinerase product whereby Valeant’s license was expanded to include additional channels of trade, the term was extended and Valeant was granted a royalty rate reduction equivalent to $250,000 per quarter beginning in 2005, and the Company received $5 million. Subsequent to March 31, 2004 the Company also received approximately $643,000 from the exercise of 1,609,545 Series D Warrants. Subsequent to March 31, 2004, our cash position has significantly improved as a result of the receipt of funds from the OMP Settlement, the Valeant deal and exercise of Series D Warrants.

On April 6, 2004, the Company and the holders of its outstanding $4.9 million of senior secured notes and 6.3 million series A and B Warrants, reached a binding preliminary agreement to amend the terms and conditions of the notes and warrants. Under this agreement, which is subject to the execution of final documentation on usual and customary terms, principal payments on the notes due in April 2004, 2005 and 2006 are being deferred until the notes’ final maturity in April 2007 and the interest rate will remain at 8.5% through maturity. In addition, the principal amount of the notes will become exchangeable, at the election of the holders of the notes, for Senetek ordinary shares at an initial exchange value of $0.80 per share, with the warrants being extended to March 2011 and becoming exercisable at a reduced price of $0.50 per share as of the earlier of the maturity date of the notes or as the related notes are prepaid or exchange of the related notes for shares. Senetek has agreed to register with the Securities and Exchange Commission the 6.1 million shares issuable in exchange for the notes. Beginning in the second quarter of 2004, the Company expects to incur non-cash expense associated with the estimated fair value of the right granted to the note holders to exchange their notes for shares and the modifications to the Series A and B Warrants. The Series D Warrants to purchase five million shares remain unchanged by the agreement.

Substantially all of the Company’s borrowings are pursuant to the above-described senior secured notes, the holders of which have substantial control over the Company’s ability to incur additional secured debt or dispose of assets, substantially all of which are pledged as security for the Company’s borrowings. Thus in the event that the Company is unable to fund through its operating cash flow or proceeds from the sale of equity securities, continued product development and governmental marketing approvals of its pharmaceutical products or such unbudgeted expenses as the defense of its position in patent litigation, it would currently be dependent upon these noteholders for additional funding. If it were unable to arrange for funding upon acceptable terms, the Company’s business could be materially adversely affected.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases, whose details are outlined in the 2003 Annual Report.

Based upon the transaction that have occurred subsequent to March 31, 2004, we will have adequate cash to fund our operating expenses and necessary capital expenditures for the remainder of 2004. However, we may also seek additional sources of cash through public or private equity financing, arrangements with existing and new business partners, short-term loans or proceeds from the exercise of options and warrants. The majority of our research and development expenditures are discretionary in nature and can be modified if our financial position so dictates.

ADOPTION OF NEW ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment” that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies and nonpublic companies that did not use the minimum-value method as of the beginning of the first fiscal year beginning after December 15, 2004.

The Company currently accounts for its stock-based compensation plans in accordance with APB Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company’s consolidated financial statements.

Item 3:

Quantitative and Qualitative Disclosures About Market Risk

As our existing long term debt is all fixed rate, our primary market risks include currency exchange rate variability. The Company currently does not enter any foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar.

We believe that fluctuations in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations.

Item 4:

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

PART II OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $692,000 purchase price paid in advance, and of $294,000 paid for validation studies, as well as other amounts to be proven at trial for validation studies and regulatory filings required when the Company was forced to transfer manufacturing of phentalomine mesylate to an alternative supplier. The defendants have responded, denying certain of our allegations, we have replied, and the parties are exchanging documents and witness statements as a prerequisite to a trial to be scheduled for the second half of 2004.

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

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

10.2	Deferred Compensation Plan for Company Executives

10.3	Deferred Compensation Plan for Directors

10.4*	Settlement agreement between OMP, Inc. and Senetek PLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential Treatment has been requested for portions of this agreement

(b) Reports on Form 8-K

A Current Report on Form 8-K dated February 24, 2004 was filed announcing the expansion of the Panion license agreement

A Current Report on Form 8-K dated February 24, 2004 was filed announcing the Company’s expected losses for 2003 and the fourth quarter thereof and the Company’s strategic business plan.

A Current Report on Form 8-K dated March 11, 2004 was filed to announce testing results for Zeatin

A Current Report on Form 8-K dated March 30, 2004 was filed to update information on an SEC Investigation and to disclose settlement of the OMP lawsuit

A Current Report on Form 8-K dated March 31, 2004 was filed to disclosed the Company’s 2003 Operating Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)

By:	/S/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2004

By:	/S/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth
Chief Financial Officer

Date: May 17, 2004