Form 10-Q
period 2004-06-30
SENETEK PLC /ENG/
filed 2004-08-16
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At August 13, 2004, there were 60,661,698 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues
Product Sales	$21	$366	$233	$1,269
Royalties and Licensing (Note 7)	1,421	1,132	4,454	2,301

Total Revenue	1,442	1,498	4,687	3,570

Cost of Sales
Products	22	145	85	346
Royalties and Licensing	221	131	391	255

Total Cost of Sales	243	276	476	601

Gross Profit	1,199	1,222	4,211	2,969

Operating Expenses:
Research and Development	324	273	640	621
Administration, Sales and Marketing	965	1,470	2,825	2,526

Total Operating Expenses	1,289	1,743	3,465	3,147

Income (Loss) from operations	(90)	(521)	746	(178)
Interest Income	8	4	8	10
Interest Expense (including amortization of debt discount)	(258)	(365)	(500)	(730)

Income (Loss) from continuing operations before income taxes	(340)	(882)	254	(898)
Provision (benefit) for income taxes	2	(12)	9	2

Income (Loss) from continuing operations	(342)	(870)	245	(900)

Discontinued operations (Note 6):
Royalty and License fee, net	—	—	—	(39)
Interest Income	30	—	75	—

Net Income (Loss) available to Ordinary Shareholders	$(312)	$(870)	$320	$(939)

Basic and Diluted Income (Loss) from Continuing Operations	$(0.01)	$(.02)	$0.01	$(.02)
Basic and Diluted Income (Loss) from Discontinued Operations	—	—	—	—

Basic Income (Loss) per Ordinary share outstanding	$(0.01)	$(.02)	$0.01	$(.02)

Weighted average Basic Ordinary shares outstanding	60,026	59,052	59,539	59,052
Weighted average Diluted Ordinary shares outstanding	60,026	59,052	61,566	59,052

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS
Current Assets
Cash and Cash Equivalents	$6,009	$1,187
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2004 and 2003	911	660
Non-trade Receivables, net of provisions of $33,000 in 2004 and 2003	27	22
Inventory, net of provisions of $266,000 in 2004 and $320,000 in 2003	346	386
Prepaids and Deposits	393	304

Total Current Assets	7,686	2,559
Property & Equipment—net	441	510
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$9,685	$4,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$885	$1,287
Accrued Liabilities	759	688
Deferred Revenue and License Fees (Note 8)	495	970
Notes Payable – Current (Note 8)	2,100	500

Total Current Liabilities	4,239	3,445

Long Term Liabilities
Notes Payable, net of current portion and discount of $1,519,000 in 2004 and $1,795,000 in 2003 (Note 8)	1,270	2,594
Other Long Term Liabilities	53	68
Deferred License Fees	6,050	1,449
Commitments, Contingencies and Subsequent Event (Note 8)
Stockholders’ Deficit
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2004 and 2003: 60,661,698 and 59,052,153	4,892	4,763
Share Premium	84,380	83,806
Accumulated Deficit	(91,232)	(91,552)
Accumulated Other Comprehensive Income—Currency Translation	33	54

Total Stockholders’ Deficit	(1,927)	(2,929)

Total Liabilities and Stockholders’ Deficit	$9,685	$4,627

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2004

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Equity
Balances, January 1, 2004	59,052,153	$4,763	$83,806	$(91,552)	$54	$(2,929)
Fair value of options issued to consultants			75			75
Proceeds from warrant exercise	1,609,545	129	499			628
Comprehensive income (loss):
Net Income				320		320
Translation loss, net of tax					(21)	(21)

Total Comprehensive Income (Loss)				320	(21)	299

Balances, June 30, 2004	60,661,698	$4,892	$84,380	$(91,232)	$33	$(1,927)

For the six months ended June 30, 2003 the translation gain was $3 and total comprehensive loss was $(936).

For the three months ended June 30, 2004 the translation loss was $(14) and total comprehensive loss was $(326).

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$320	$(939)
(Income) loss from Discontinued Operations	(75)	39

Income (loss) from Continuing Operations	245	(900)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	349	483
Stock option compensation	75	10
Changes in assets and liabilities:
Trade receivables	(251)	(134)
Non-trade receivables	(5)	(27)
Inventory	40	(45)
Prepaids and deposits	(89)	(89)
Accounts payable and accrued liabilities	(331)	141
Deferred license fees	4,126	(86)

Net Cash Provided by (used in) Continuing Operations	4,159	(647)
Net Cash Provided by Discontinued Operations	75	54

Net Cash Provided by (used in) Operating Activities	4,234	(593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	628	—
Principal payment on debt	(15)	(15)

Net Cash provided by (used in) Financing Activities	613	(15)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,843	(626)
Cash and cash equivalents at the beginning of period	1,187	3,572
Effect of exchange rate changes on cash	(21)	3

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$6,009	$2,949

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$208	$298
Income Taxes	9	61

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or “the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations), and Senetek Asia (HK) for the three and six month periods ended June 30, 2004 and June 30, 2003. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed Senetek Asia (HK) Limited, a Hong Kong subsidiary that has been inactive since formation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”); and biopharmaceuticals, currently principally those addressing sexual dysfunction and autoinjection (the “Pharmaceuticals Segment”).

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Results of operations for the six months ended June 30, 2004 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory

	June 30, 2004	December 31, 2003
	(in thousands)
Finished Goods	$165	$183
Raw Materials	150	172
Work in Progress	31	31

	$346	$386

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Six Months ended June 30,		Three Months ended June 30,
	2004	2003	2004	2003
Pro forma impact of fair value method
Reported net income (loss)	$320	$(939)	$(312)	$(870)
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(319)	(414)	(157)	(231)

Pro forma net income (loss)	$1	$(1,353)	$(469)	$(1,101)

Earnings (loss) per common share
Basic and diluted–as reported	$0.01	$(0.02)	$(0.01)	$(0.02)
Basic and diluted–pro forma	$0.00	$(0.02)	$(0.01)	$(0.02)

4. Earnings (Loss) per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(342)	$(870)	$245	$(900)
Income (Loss) from Discontinued Operations	30	—	75	(39)

Basic and Diluted Net Income (Loss)	$(312)	$(870)	$320	$(939)

Denominator:
Basic weighted average shares outstanding	60,026	59,052	59,539	59,052
Stock options and warrants “in the money”-treasury stock method	—	—	2,027	—

Diluted weighted average Shares outstanding	60,026	59,052	61,566	59,052

Options and warrants to purchase 16,405,288 and 15,564,493 shares of stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted income (loss) per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price, except for the assumed exercise of 5,303,070 options and warrants during the six months ended June 30, 2004 that are “in the money”. Using the treasury stock method, the proceeds from the assumed exercise price of such options and warrants are assumed to have been used to purchase 3,275,963 shares of stock, resulting in additional net outstanding shares of 2,027,107 for the six months ended June 30, 2004.

5. Segment Reporting

	Six months ended June 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$787	$3,900	$4,687
Operating (Loss) income	(893)	1,639	746
Income (Loss) from continuing operations available to common shareholders before taxes	(1,393)	1,647	254

	Six months ended June 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$614	$2,956	$3,570
Operating (Loss) income	(1,187)	1,009	(178)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,917)	1,019	(898)

	Three months ended June 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$354	$1,088	$1,442

Operating (Loss) income	(451)	361	(90)
Income (Loss) from continuing operations available to common shareholders before taxes	(709)	369	(340)

	Three months ended June 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$339	$1,159	$1,498
Operating (Loss) income	(679)	158	(521)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,044)	162	(882)

The allocation of administration, sales and marketing expense between segments is generally done on an equal basis. For the quarter and six months ended June 30, 2004, the majority of legal fees were allocated to the Skincare Segment to match the revenue recognized from the settlement of the OMP litigation.

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

During the six months ended June 30, 2004, USITC paid the Company $75,000 of interest related to the above mentioned notes payable. As of June 30, 2004, USITC is delinquent on scheduled principal and interest payments totaling $660,000 of a total balance due of approximately $2,560,000. The Company has given USITC a formal notice of default and has engaged creditors’ rights counsel to enforce its security interests if necessary.

7. Litigation Settlement

In March 2004, the Company settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company recognized $1.55 million as royalty income, including $50,000 from the estimated sale of products during the six months ended June 30, 2004, and will recognize additional royalty income from OMP, up to $450,000, as product is sold by OMP.

8. Contractual Obligations

In May 2004, the Company entered into two agreements with Valeant Pharmaceuticals International (“Valeant”). Under these agreements, Valeant has been granted the right to enter into an exclusive world wide license for Zeatin (or another proprietary compound if clinical testing of Zeatin shows its commercialization not feasible) on substantially the same commercial terms as the Company’s license with Valeant for its Kinetin products, and the license agreement for Valeant’s Kinetin products was amended to extend its term, expand its reach to additional channels of trade, and provide for a royalty reduction of $250,000 per quarter beginning in 2005 to support Valeant’s planned increases in promotional support for the brand as it exploits these additional markets and channels of trade. The Company received $5 million and will amortize this amount into income over an 8 year period at a quarterly rate of $156,250.

In May 2004, the Company announced an extension of its agreement with the for Mental Hygiene (the “Foundation”) under which Senetek is licensed to manufacture and sell monoclonal and polyclonal antibodies used to research various disease states, including Alzheimer’s disease. Under the agreement, the license for three cell line products has been extended from July 2004 through September 2005, Senetek is to submit to the Foundation by December 31, 2004 its business plan (including contractual arrangements) for the continued manufacture, marketing and sale of cell line products covered by the foundation’s licenses, and upon approval by the foundation of such business plan all licenses will be extended through June 2011. Senetek will pay the foundation a one-time extension fee and guarantee the foundation royalty receipts for the twelve months ending June 30, 2005 consistent with those received in prior years.

In August 2004 the Company reached an agreement, effective April 1, 2004, to amend its agreement with Signet Laboratories (“Signet”) under which Signet will continue to manufacture and sell the monoclonal and polyclonal antibodies covered by the above mentioned licenses from the Foundation. The final agreement, which is subject to approval by the Foundation, would run concurrent with the Company’s license agreement with the Foundation and provides the Company certain guarantees of revenues if Signet’s antibody revenue does not reach approximately $2 million. Under the terms of the agreement, the Company will receive a share of Signet’s revenues from antibody sales with the Company’s share decreasing once antibody revenues exceed $2 million.

In August 2004, the Company and the holders of its outstanding $4.9 million of Senior Secured Notes and 6.3 million Series A and B Warrants announced they had mutually rescinded the preliminary agreement that was announced on April 6, 2004, and had entered into a new preliminary agreement, subject to execution of definitive documentation on usual and customary terms. Under the rescinded agreement, all principal payments on the Notes as agreed to in September 2003 were to have been deferred to final maturity in April 2007, a scheduled interest rate increase from 8.5% to 9.75% was to have been eliminated, the $4.9 million of Notes would have become exchangeable at the holders’ election for Senetek shares at a fixed value of $0.80 per share, and all 6.3 million of the Series A and B Warrants would have become exercisable at a reduced price of $0.50 upon exchange or payment of the related Notes. Under the new agreement, the Company will make a one-time principal payment of $1.6 million, reducing its indebtedness to $3.3 million, which will not be payable until April 2007, the interest rate on these remaining Notes will remain at 8.5% through maturity, these remaining Notes will be exchangeable at the holders election for Senetek shares at a fixed value of $0.80 per share, 2,650,000 of the Series B Warrants exercisable at $1.25 per share will become exercisable at a reduced price of $0.50 per share upon exchange or payment of the related Notes. The exercise price of the remaining 683,333 Series B Warrants will remain at $1.25 and the exercise price of the 3 million outstanding Series A Warrants will remain at $1. Senetek will agree to register with the Securities and Exchange Commission the 4.1 million shares issuable in exchange for the Notes. Beginning in the third quarter of 2004, the Company expects to incur non-cash expense associated with the estimated fair value of the right granted to the Note holders to exchange their Notes for shares and the modifications to the 2,650,000 Series B Warrants. For accounting purposes, the transaction will be accounted for once a commitment date is determined, which is expected to be at completion of executed documents in the 3rd quarter of 2004. Prior to the completion of final documents in the third quarter of 2004, the terms of the September 2003 amended note agreement will dictate accounting for the note. The $2.1 notes payable current liability is based upon the provision of the September 2003 agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s 2003 Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 10 through 14, in Item 1A of the 2003 Annual Report, “Risk Factors”, on pages 15 through 18 and in Item 7 of the 2003 Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 38. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

We showed improvement in our revenues, gross profit percentage, current ratio and cash during the six months ended June 30, 2004. The improvement in these financial indicators was primarily the result of the $1.5 million OMP settlement, increased revenue from The Body Shop, receipt of $5 million from Valeant related to an amendment to its license agreement, and receipt of $625,000 from the exercise of Series D warrants, offset by lower revenues from Revlon and higher legal fees including over $600,000 incurred in connection with the OMP settlement.

	Six months ended June 30,
	2004	2003
	($ in thousands)
Revenues	$4,687	$3,570
Gross Profit	$4,211	$2,969
Gross Profit percentage	89.8%	83.2%
Operating Income (Loss)	$746	$(178)
Net Income (Loss)	$320	$(939)

		December 31, 2003
Current Ratio	1.81	.74
Increase in Cash and Cash Equivalents	$4,822	N/A

REVENUES

Our product sales and royalty and licensing revenues of $1,442,000 for the second quarter of 2004, an overall decrease of 3.7% compared to the second quarter of 2003, consisted of $21,000 from product sales and $1,421,000 from royalties and licensing fees. $354,000 of our revenue for the second quarter of 2004 came from the sale and royalties of pharmaceutical products and $1,088,000 from the sale and royalties of skincare products.

Our product sales and royalty and licensing revenues of $1,498,000 for the second quarter of 2003 consisted of $366,000 from product sales and $1,132,000 from royalties and licensing fees. $339,000 of our revenue for the second quarter of 2003 came from the sale and royalties of pharmaceutical products and $1,159,000 from the sale and royalties of skincare products.

The 6.1% decrease in sales and royalties from skin care products during the second quarter of 2004 compared to 2003 was due to a $262,000 decrease in royalties from Revlon offset in part by a $125,000 increase in royalties from The Body Shop and another $66,000 increase in royalties from various other licensees. The majority of revenues are now royalties as a result of the amended license agreement, signed with Valeant in August 2003 (“the August 2003 Valeant amendment”) under which Valeant was permitted to manufacture its own products in exchange for paying a higher royalty rate to offset profit lost by Senetek on product sales to Valeant. Valeant assumed manufacturing of its own products in the spring of 2004.

The 4.4% increase in sales of and royalties on pharmaceutical products was due to increased volume from new and existing customers for Senetek’s diagnostic antibodies, including the expansion of certain new polyclonal and monoclonal diagnostic antibodies, offset in part by a lower royalty rate resulting from the above mentioned agreement to amend to our agreement with Signet effective April 1, 2004. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. The sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

Our product sales and royalty and licensing revenues of $4,687,000 for the six months ended June 30, 2004, an overall increase of 31.3% compared to the six months ended June 30, 2003, consisted of $233,000 from product sales and $4,454,000 from royalties and licensing fees. $787,000 of our revenue for the six months ended June 30, 2004 came from the sale and royalties of pharmaceutical products and $3,900,000 from the sale and royalties of skincare products.

Our product sales and royalty and licensing revenues of $3,570,000 for the six months ended June 30, 2003, consisted of $1,269,000 from product sales and $2,301,000 from royalties and licensing fees. $614,000 of our revenue for the six months ended June 30, 2003 came from the sale and royalties of pharmaceutical products and $2,956,000 from the sale and royalties of skincare products.

The 31.3% increase in sales of and royalties on skincare products was due to the $1.5 million settlement from the OMP litigation detailed in Part II, Item I Legal Proceedings. Excluding the $1.5 million OMP settlement, product sales and royalty revenue from skincare products were $2,400,000, an 18.8% reduction from the level in the six months ended June 30, 2003. The decrease in revenue resulted from a reduction in product sales to Valeant Pharmaceuticals International of $1,070,000 and reduction in royalties from Revlon of $465,000, offset by an increase in Valeant royalties of $515,000 and an increase in royalties from The Body Shop of $320,000. The August 2003 Valeant amendment, allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. Valeant began manufacturing its own products in spring 2004. The decrease in Revlon royalty income is primarily the result of lower unit sales and the mix of product sold by Revlon. The increase in royalties from The Body Shop is related to additional units sold resulting from continued expansion of the Kinetin product line into more of its stores.

The 28.2% increase in sales of and royalties on pharmaceutical products during the six months ended June 30, 2004 compared to 2003 was due to increased volume from new and existing customers for Senetek’s diagnostic antibodies, including the expansion of certain new polyclonal and monoclonal diagnostic antibodies, offset in part by a lower royalty rate resulting from the above mentioned agreement with Signet. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. The sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

COST OF GOODS SOLD

Cost of goods sold for the six and three months ended June 30, 2004, which includes contract manufacturing and royalty fees, was $476,000 and $243,000, compared to $601,000 and $276,000 for the comparable periods in 2003. Cost of goods sold as a percentage of six month sales declined from 16.8% in 2003 to 10.2% in 2004. The decrease in actual cost of goods sold amount was due to significantly lower product sales which have a higher cost of goods sold compared to royalty revenue. The cost of goods for products and royalty revenue as a percentage of their net revenue was relatively consistent between 2004 and 2003 after deducting the $1.5 million royalty income from the OMP settlement.

In the Pharmaceutical Segment, cost of goods sold for the six months ended June 30, 2004 was $323,000, an increase of 41.7% from $228,000 for the six months ended June 30, 2003. The increase in cost of goods sold as a percentage of net sales was the result of costs associated with the increased sales of monoclonal antibodies, primarily royalties we pay the research foundation under our license agreement, and the amendment to the Signet sales and marketing agreement effective April 1, 2004.

In the Skincare Segment, cost of goods sold for the six months ended June 30, 2004 was $153,000, a decrease of 59% from $373,000 for the six months ended June 30, 2003. The decrease was the result of substantially lower product sales which have higher cost of goods compared to royalty revenue.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the six months and three months ended June 30, 2004 was $640,000 and $324,000 compared to $621,000 and $273,000 for the comparable periods in 2003. The increase in the expenditures was primarily due to certain second quarter expenses required to be undertaken as part of the recently signed Ardana License Agreement related to our sexual dysfunction product, Invicorp. We expect future research and development expenditures related to our sexual dysfunction product to decline as Ardana will have responsibility for the significant regulatory, manufacturing, marketing and sales expenses of bringing Invicorp to market. Research and Development expenditures related to our Skincare Segment were consistent in 2004 and 2003 but are expected to increase as we accelerate the testing and development of Zeatin and other compounds in the second half of 2004. The Company has continued to work towards its strategic objective of commercializing its drug delivery devices, Reliaject and Adrenaject, but does not expect to spend any significant funds on this during the remainder of 2004. The Company’s commercialization efforts for these drug delivery devices are presently focused upon identifying appropriate potential partners to bring these products to market.

Administration, Sales and Marketing

Administration, Sales and Marketing expenses for the six and three months ended June 30, 2004 totaled $2,825,000 and $965,000 compared to $2,526,000 and $1,470,000 for the comparable periods in 2003. For the six months ended June 30, 2004, the increase was due primarily to an increase in legal fees of $400,000 associated with the settlement of the OMP litigation, offset by a decrease in sales and marketing expenses of our Kinetin Plus product line totaling about $100,000. For the quarter ended June 30, 2004, the decrease in expenses compared to the three months ended June 30, 2003 was due primarily to lower legal fees of approximately $300,000 resulting from the settlement of the OMP litigation and lower sales and marketing expenses associated with Kinetin Plus approximating $75,000.

OPERATING INCOME

Income (loss) from continuing operations for the six and three months ended June 30, 2004 totaled $245,000 and ($342,000) compared to ($900,000) and ($870,000) in the comparable periods in 2003. The improvement in operating results for the six months ended June 30, 2004 was the result of increased revenues resulting from the $1.5 million OMP settlement offset by increased Administration, Sale and Marketing expenses resulting from higher legal fees associated with the OMP lawsuit.

The operating loss in the Pharmaceuticals Segment for the six and three months ended June 30, 2004 totaled ($893,000) and ($451,000) compared with ($1,187,000) and ($679,000). The improvement in the operating loss resulted from increased revenues and gross profit and lower Administration, Sales and Marketing expenses.

Operating profit in the Skincare Segment for the six and three months ended June 30, 2004 totaled $1,639,000 and $361,000 compared to $1,009,000 and $158,000 in the comparable periods of 2003. The improvement in operating results for the six months ended June 30, 2004 was the result of increased revenues resulting from the $1.5 million OMP settlement, offset by increased Administration, Sale and Marketing expenses resulting from higher legal fees associated with the OMP lawsuit. For the three months ended June 30, 2004, the improvement in operating results was the result of lower Administration, Sales and Marketing expenses resulting from lower legal fees.

OTHER INCOME AND EXPENSE

Interest expense for the six and three months ended June 30, 2004 totaled $500,000 and $258,000, of which $276,000 and $138,000 relates to the amortization of the notes payable discount. For the comparable periods in 2003, the interest expense was $730,000 and $365,000, of which $432,000 and $216,000 relates to the amortization of the notes payable discount. The lower interest expense for 2004 compared to 2003 is due to a $2.5 million principal payment in September 2003 and decreased discount amortization resulting from the extension of the maturity date of the notes from 2004 to 2007.

TAXATION

Gross deferred tax assets, which approximate $27.2 million at June 30, 2004 and relate to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not. There is minimal income tax expense in the period ended June 30, 2004 because of the availability of net operating loss carryforwards.

DISCONTINUED OPERATIONS

During the six months ended June 30, 2004, the Company collected $75,000 in interest income related to the outstanding note receivable detailed in Note 6 to the financial statements. During the six months ended June 30, 2003, the Company did not recognize any interest income from the note receivable because no payment was due until later in 2003. As a result of the poor payment history of the party involved, the Company is accounting for the transaction as cash is received from the buyer. During the six months ended June 30, 2003, the Company recorded an expense of $39,000 related to the write-off of aged customer accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $4,822,000 during the six months ended June 30, 2004. The increase was caused by the receipt of $5 million from Valeant, receipt of the $1.5 million from the OMP settlement, proceeds from the exercise of Series D warrants totaling $625,000 and improved operating results, offset partially by reduced accounts payable. As result of these transactions during 2004, we have improved our current ratio from .74 at December 31, 2003 to 1.81 at June 30, 2004.

In August 2004, the Company and the holders of its outstanding $4.9 million of Senior Secured Notes and 6.3 million Series A and B Warrants announced they had mutually rescinded the preliminary agreement that was announced on April 6, 2004, and had entered into a new preliminary agreement, subject to execution of definitive documentation on usual and customary terms. Under the rescinded agreement, all principal payments on the Notes as agreed to in September 2003 were to have been deferred to final maturity in April 2007, a scheduled interest rate increase from 8.5% to 9.75% was to have been eliminated, the $4.9 million of Notes would have become exchangeable at the holders’ election for Senetek shares at a fixed value of $0.80 per share, and all 6.3 million of the Series A and B Warrants would have become exercisable at a reduced price of $0.50 upon exchange or payment of the related Notes. Under the new agreement, the Company will make a one-time principal payment of $1.6 million, reducing its indebtedness to $3.3 million, which will not be payable until April 2007, the interest rate on these remaining Notes will remain at 8.5% through maturity, these remaining Notes will be exchangeable at the holders election for Senetek shares at a fixed value of $0.80 per share, 2,650,000 of the Series B Warrants exercisable at $1.25 per share will become exercisable at a reduced price of $0.50 per share upon exchange or payment of the related Notes.. The exercise price of the remaining 683,333 Series B Warrants will remain at $1.25 and the exercise price of the 3 million Series A Warrants will remain at $1. Senetek will agree to register with the Securities and Exchange Commission the 4.1 million shares issuable in exchange for the Notes. Beginning in the third quarter of 2004, the Company expects to incur non-cash expense associated with the estimated fair value of the right granted to the Note holders to exchange their Notes for shares and the modifications to the 2,650,000 Series B Warrants. For accounting purposes, the transaction will be accounted for once a commitment date is determined, which is expected to be at completion of executed documents in the 3rd quarter of 2004. Prior to the completion of final documents in the third quarter of 2004, the terms of the September 2003 amended note agreement will dictate accounting for the note. The $2.1 notes payable current liability is based upon the provision of the September 2003 agreement.

Substantially all of the Company’s borrowings are pursuant to the above mentioned Notes, the holders of which have substantial control over the Company’s ability to incur additional secured debt or dispose of assets, substantially all of which are pledged as security for the Company’s borrowings. Thus, in the event that the Company is unable to fund through its operating cash flow or proceeds from the sale of equity securities, continued product development and governmental marketing approvals of its pharmaceutical products or such unbudgeted expenses as the defense of its position in patent litigation, it would currently be dependent upon this source for additional funding. If it were unable to arrange for funding upon acceptable terms, the Company’s business could be materially adversely affected.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases, whose details are outlined in the December 31, 2003 Annual Report on Form 10-K.

Based upon our current cash position we will have adequate cash to fund our operating expenses and necessary capital expenditures for the remainder of 2004. However, we may also seek additional sources of cash through public or private equity financing, arrangements with existing and new business partners, short-term loans or proceeds from the exercise of options and warrants. The majority of our research and development expenditures is discretionary in nature and can be modified if our financial position so dictates.

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

The Company currently accounts for its stock-based compensation plans in accordance with Accounting Principles Bulletin Opinion No. 25. Therefore, the eventual adoption of this proposed statement, if issued in final form by the FASB, could have a material effect on the Company’s consolidated financial statements. See Note 3, Stock Compensation Expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As our existing long term debt is all fixed rate, our primary market risks include currency exchange rate variability. The Company currently does not enter into any foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar.

We believe that fluctuations in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c) as of the end of quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in Internal Controls.

There has been no significant change in the Company’s internal control over financial reporting during the quarterly period covered by this report which has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations. The complaint alleges that the Defendants failed to perform under an April 1998 agreement under which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. The Company’s complaint seeks repayment of the $692,000 purchase price paid in advance, and of $294,000 paid for validation studies, as well as other amounts to be proven at trial for validation studies and regulatory filings required when the Company was forced to transfer manufacturing of phentalomine mesylate to an alternative supplier. The defendants have responded, denying certain of our allegations, we have replied, and the parties are exchanging documents and witness statements as a prerequisite to a trial to be scheduled for the second half of 2004. The parties have agreed to participate in mediation, currently scheduled for September 2004.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Agreement with Valeant Pharmaceuticals International for Zeatin

10.2*	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin

10.3*	License Agreement with Ardana Bioscience Limited

10.4*	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc

10.5	Consulting Agreement with Andreas Tobler

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential Treatment has been requested for potions of this agreement

(b) Reports on Form 8-K

A Current Report on Form 8-K dated April 7, 2004 was filed announcing the amendment of the Company’s Senior Notes Payable

A Current Report on Form 8-K dated May 10, 2004 was filed announcing the signing of two agreements with Valeant Pharmaceuticals International

A Current Report on Form 8-K dated May 13, 2004 was filed announcing the extension of the Company’s license to sell monoclonal antibodies.

A Current Report on Form 8-K dated May 18, 2004 was filed announcing the operating results for the quarter ended March 31, 2004, the increase in the Company’s cash position, update on the 2004 Business Plan, and sets the date and time for the investor conference call.

A Current Report on Form 8-K dated June 15, 2004 was filed announcing Andreas Tobler’s resignation from his Managing Director position, his new consulting role in Europe and his continued involvement as a member of the Board of Directors

A current Report on Form 8-K dated June 16, 2004 was filed announcing the New Zealand launch of Invicorp by Douglas Pharmaceuticals.

A Current Report on Form 8-K dated June 21, 2004 was filed announcing the licensing of the Company’s Invicorp ® erectile dysfunction treatment to Ardana for Europe under which Ardana will assume full regulatory responsibility and Senetek will receive future royalties and milestone payments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004

/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth Chief Financial Officer
Date: August 13, 2004