Form 10-Q
period 2004-09-30
SENETEK PLC /ENG/
filed 2004-11-12
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At November 10, 2004, there were 60,661,698 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2004

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues
Product Sales	$158	$1,115	$391	$2,383
Royalties and Licensing (Note 7)	1,365	1,095	5,819	3,397

Total Revenue	1,523	2,210	6,210	5,780

Cost of Sales
Products	45	295	131	641
Royalties & Licensing	182	100	573	356

Total Cost of Sales	227	395	704	997

Gross Profit	1,296	1,815	5,506	4,783

Operating Expenses:
Research & Development	367	665	1,007	1,286
Administration, Sales and Marketing (Note 10)	1,092	1,669	3,917	4,195

Total Operating Expenses	1,459	2,334	4,924	5,481

Income (Loss) from operations	(163)	(519)	582	(698)
Interest Income	12	1	21	11
Interest Expense (including amortization of debt discount)	(259)	(576)	(759)	(1,305)
Other income (expense), net (Note 7 )	168	(3)	168	(3)

Income (Loss) from continuing operations before income taxes	(242)	(1,097)	12	(1,995)
Provision for income taxes	(10)	(5)	(19)	(8)

Income (Loss) from continuing operations	(252)	(1,102)	(7)	(2,003)

Discontinued operations (Note 6):
Royalty and License fee, net	—	—	—	(39)
Interest Income	200	—	275	—

Net Income (Loss) available to Ordinary Shareholders	$(52)	$(1,102)	$268	$(2,042)

Basic and Diluted Income (Loss) from Continuing Operations	$—	$(.02)	$—	$(.03)
Basic and Diluted Income (Loss) from Discontinued Operations	—	—	—	—

Basic Income (Loss) per Ordinary share outstanding	$—	$(.02)	$—	$(.03)

Weighted average Basic Ordinary shares outstanding	60,662	59,052	59,913	59,052
Weighted average Diluted Ordinary shares outstanding	60,662	59,052	59,913	59,052

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current Assets
Cash and Cash Equivalents	$1,952	$1,187
Short Term Investments (Note 9)	2,079	—
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2004 and 2003	1,581	660
Non-trade Receivables, net of provisions of $0 in 2004 and 2003	9	22
Inventory, net of provisions of $266,000 in 2004 and $320,000 in 2003	299	386
Prepaids and Deposits	433	304

Total Current Assets	6,353	2,559
Property & Equipment—net	420	510
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$8,331	$4,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$965	$1,287
Accrued Liabilities	936	688
Deferred Revenue and License Fees (Note 8)	641	970
Notes Payable – Current (Note 8)	—	500

Total Current Liabilities	2,542	3,445

Long Term Liabilities
Notes Payable, net of current portion and discount of $1,805,000 in 2004 and $1,795,000 in 2003 (Note 8)	1,541	2,594
Other Long Term Liabilities	45	68
Deferred License Fees (Note 8)	5,861	1,449
Commitments and Contingencies (Note 8)
Stockholders’ Deficit
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2004 and 2003: 60,661,698 and 59,052,153	4,892	4,763
Share Premium	84,699	83,806
Accumulated Deficit	(91,284)	(91,552)
Accumulated Other Comprehensive Income—Currency Translation	35	54

Total Stockholders’ Deficit	(1,658)	(2,929)

Total Liabilities and Stockholders’ Deficit	$8,331	$4,627

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Equity
Balances, January 1, 2004	59,052,153	$4,763	$83,806	$(91,552)	$54	$(2,929)
Fair value of options issued to consultants			27			27
Proceeds from warrant exercise	1,609,545	129	499			628
Fair value of warrant modification related to debt refinancing			367			367
Comprehensive income (loss):
Net Income				268		268
Translation loss, net of tax					(19)	(19)

Total Comprehensive Income (Loss)				268	(19)	249

Balances, September 30, 2004	60,661,698	$4,892	$84,699	$(91,284)	$35	$(1,658)

For the Nine months ended September 30, 2003 the translation gain was $8 and total comprehensive loss was $(2,034).

For the three months ended September 30, 2003 the translation gain was $5 and total comprehensive loss was $(1,097).

For the three months ended September 30, 2004 the translation gain was $2 and total comprehensive loss was $(54).

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$268	$(2,042)
(Income) loss from Discontinued Operations	(275)	39

Income (loss) from Continuing Operations	(7)	(2,003)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	519	702
Stock option compensation	27	218
Changes in assets and liabilities:
Trade receivables	(921)	577
Non-trade receivables	13	(93)
Inventory	87	(63)
Prepaids and deposits	(129)	(206)
Accounts payable and accrued liabilities	(74)	(20)
Deferred license fees	4,083	2,623

Net Cash Provided by Continuing Operations	3,598	1,735
Net Cash Provided by Discontinued Operations	275	54

Net Cash Provided by Operating Activities	3,873	1,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(2,079)	—
Purchases of property and equipment	(15)	(18)

Net Cash used in Investing activities	(2,094)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	628	—
Principal payment on debt	(1,623)	(2,523)

Net Cash used in Financing Activities	(995)	(2,523)

NET INCREASE IN CASH AND CASH EQUIVALENTS	784	(752)
Cash and cash equivalents at the beginning of period	1,187	3,572
Effect of exchange rate changes on cash	(19)	8

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,952	$2,828

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$208	$298
Income Taxes	13	61

Non-cash Financing Transactions:

In September 2004, the Company modified the terms of 6.3 million warrants to the holders of notes payable in connection with the Notes Payable refinancing. The incremental value of the warrants of $367,000 is being treated as additional discount on the Notes Payable.

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

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or “the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”) (formerly MEIS Corporation) and Carme Cosmeceutical Sciences, Inc. (“CCSI”) (formerly Carme International Inc.) (both Delaware corporations), and Senetek Asia (HK) for the three and nine month periods ended September 30, 2004 and September 30, 2003. CCSI was incorporated on June 21, 1995 and commenced its operations on September 26, 1995 when it acquired certain assets of Carme Inc. (a Nevada corporation) in an arms-length transaction. In March 2001, the Company formed Senetek Asia (HK) Limited, a Hong Kong subsidiary that has been inactive since formation. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory

	September 30, 2004	December 31, 2003
	(in thousands)
Finished Goods	$162	$183
Raw Materials	137	172
Work in Progress	—	31

	$299	$386

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Pro forma impact of fair value method
Reported net income (loss)	$(52)	(1,102)	$268	$(2,042)
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(116)	(83)	(435)	(497)

Pro forma net income (loss)	$(168)	$(1,185)	$(167)	$(2,339)

Earnings (loss) per common share
Basic and diluted–as reported	$0.00	$(0.02)	$0.00	$(0.03)
Basic and diluted–pro forma	$0.00	$(0.02)	$0.00	$(0.04)

4. Earnings (Loss) per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share computations.

	Three Months Ended September 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(252)	$(1,102)	$(7)	$(2,003)
Income (Loss) from Discontinued Operations	200	—	275	(39)

Basic and Diluted Net Income (Loss)	$(52)	$(1,102)	$268	$(2,042)

Denominator:
Basic weighted average shares outstanding	60,662	59,052	59,913	59,052
Stock options and warrants “in the money”-treasury stock method	—	—	—	—

Diluted weighted average Shares outstanding	60,662	59,052	59,913	59,052

Options and warrants to purchase 16,205,288 and 18,564,493 shares of stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted income (loss) per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price.

5. Segment Reporting

	Nine months ended September 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$1,061	$5,149	$6,210
Operating (Loss) income	(1,717)	2,299	582
Income (Loss) from continuing operations available to common shareholders before taxes	(2,308)	2,320	12

	Nine months ended September 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$899	$4,881	$5,780
Operating (Loss) income	(2,022)	1,324	(698)
Income (Loss) from continuing operations available to common shareholders before taxes	(3,330)	1,335	(1,995)

	Three months ended September 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$273	$1,250	$1,523
Operating (Loss) income	(633)	470	(163)
Income (Loss) from continuing operations available to common shareholders before taxes	(724)	482	(242)

	Three months ended September 30, 2003
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$283	$1,927	$2,210
Operating (Loss) income	(939)	420	(519)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,518)	421	(1,097)

The allocation of administration, sales and marketing expense between segments is generally done on an equal basis. For the nine months ended September, 2004 and the three and nine months ended September 2003, a significant portion of legal fees were allocated to the Skincare Segment related to the OMP litigation. Interest expense is all allocated to the Pharmaceutical Segment as a result of the large cumulative operating losses incurred over the years.

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

During three and nine months ended September 30, 2004, USITC paid the Company $200,000 and $275,000 of interest related to the above mentioned notes payable. As of September 30, 2004, USITC is delinquent on scheduled principal and interest payments totaling $734,000 of a total balance due of approximately $2,434,000. The Company has given USITC a formal notice of default and has engaged creditors’ rights counsel to enforce its security interests if necessary. In November 2004 the Company and USITC reached an agreement to restructure and settle the debt . Under the terms of the restructuring, Senetek has received $240,000 since August 1, 2004 and will receive additional payments totaling $1,120,000 before the end of 2004. Senetek has also received a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the $1,120,000 due in 2004 or misses any quarterly payment under the new $400,000 note, all of its obligations under the original $2.3 million note will be reinstated and subject to acceleration for non-performance. Since collection of the original note had been uncertain, no amounts have been taken into income pending payment and all payments received by Senetek will be recorded as interest income or gain from discontinued operations in the period received.

7. Litigation Settlements

In March 2004, the Company settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company recognized $1.6 million as royalty income, including $1000,000 from the estimated sale of products during the nine months ended September 30, 2004, and will recognize additional royalty income from OMP, up to $400,000, as product is sold by OMP.

In September 2004, the Company settled a lawsuit brought in June 2003 against Eagle-Picher Technologies Inc. and an affiliate for non-performance under a 1998 manufacturing contract for its Chemsyn Laboratories Division to supply an active ingredient in Senetek’s erectile dysfunction drug Invicorp®. Under the settlement terms, Senetek will receive a lump sum payment of $235,000 on December 1, 2004, in release of all claims. The settlement, net of legal fees incurred during the 3rd quarter of 2004, is included in other income (expense) for the period ended September 30, 2004.

8. Contractual Obligations

In May 2004, the Company entered into two agreements with Valeant Pharmaceuticals International (“Valeant”). Under these agreements, Valeant has been granted the right to enter into an exclusive world wide license for Zeatin (or another proprietary compound if clinical testing of Zeatin shows its commercialization not feasible) on substantially the same commercial terms as the Company’s license with Valeant for its Kinetin products. Additionally, the license agreement for Valeant’s Kinetin products was amended to extend its term, expand its reach to additional channels of trade, and provide for a royalty reduction of $250,000 per quarter beginning in 2005 to support Valeant’s planned increases in promotional support for the brand as it exploits these additional markets and channels of trade. The Company received $5 million and will amortize this amount into income over an 8 year period at a quarterly rate of $156,250.

In May 2004, the Company announced an extension of its agreement with the Research Foundation for Mental Hygiene (the “Foundation”) under which Senetek is licensed to manufacture and sell monoclonal and polyclonal antibodies used to research various disease states, including Alzheimer’s disease. Under the agreement, the license for three cell line products has been extended from July 2004 through September 2005, Senetek is to submit to the Foundation by December 31, 2004 its business plan (including contractual arrangements) for the continued manufacture, marketing and sale of cell line products covered by the Foundation’s licenses, and upon approval by the Foundation of such business plan all licenses will be extended through June 2011. Senetek will pay the Foundation a one-time extension fee and guarantee the foundation royalty receipts for the twelve months ending June 30, 2005 consistent with those received in prior years.

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

On September 30, 2004 the Company successfully completed the restructuring of its senior secured notes (“notes”) and certain outstanding warrant. The agreement required a $1.6 million principal prepayment which was paid on September 30, 2004, with no further principal payments due until maturity in April 2007. The interest rate on the notes will remain at 8.5% through the term of the loan. The remaining $3.3 million principal amount of notes become exchangeable, at the election of the holders of the notes, for Senetek ordinary shares at a fixed exchange value of $0.80 per share. The Series A and B warrants’ expiration date was extended to March 2011. Also, 2.65 million of the Series B warrants will become exercisable at a reduced price of $0.50 per share on a pro-rata basis as related portions of the notes are exchanged for stock or are paid. The fair value of the modification to the Series A and B warrants was calculated at $367,000 with the amount being added to the notes payable discount. As of September 30, 2004 the total remaining unamortized discount is $1,805,000 and will be amortized as interest expense using the effective interest rate method over the next 2.5 years.

9. Short Term Investments

During the quarter ended September 30, 2004, the Company purchased certificates of deposits with various financial institutions totaling $2,079,000. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At September 30, 2004 the Company classified all of its investments as available –for-sale. The fair market value approximated the carrying costs and gross unrealized and realized gains/losses were immaterial.

10. Advertising Costs

The Company’s policy is to expense advertising costs as incurred. During the three and nine months ended September 30, 2003 the Company incurred advertising and related costs of $128,000 and $185,000 related to the development and testing of its direct response infomercial. No advertising costs were incurred in 2004.

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

RESULTS OF OPERATIONS

Significant Trends

We showed improvement in our revenues, gross profit percentage, current ratio and cash during the nine months ended September 30, 2004. The improvement in these financial indicators was primarily the result of the $1.5 million OMP settlement, increasing revenue from The Body Shop, receipt of $5 million from Valeant related to an amendment to its license agreement, and receipt of $625,000 from the exercise of Series D warrants, offset by lower product sales from Valeant, lower royalty revenues from Revlon and higher legal fees including over $600,000 incurred in connection with the OMP settlement.

	Nine months ended September 30,
	2004	2003
	($ in thousands)
Revenues	$6,210	$5,780
Gross Profit	$5,506	$4,783
Gross Profit percentage	88.6%	82.8%
Operating Income (Loss)	$582	$(698)
Net Income (Loss)	$268	$(2,042)

	Sept. 30 2004	December 31, 2003
Current Ratio	2.50	.74
Increase in Cash, Cash Equivalents and Short Term Investments	$2,844	N/A

REVENUES

Our total revenues of $1,523,000 for the third quarter of 2004, a decrease of 31.1% compared to the third quarter of 2003, consisted of $158,000 from product sales and $1,365,000 from royalties and licensing fees. $273,000 of our revenue for the third quarter of 2004 came from the sale of and royalties on pharmaceutical products and $1,250,000 from the sale of and royalties on skincare products.

Our total revenues of $2,210,000 for the third quarter of 2003 consisted of $1,115,000 from product sales and $1,095,000 from royalties and licensing fees. $283,000 of our revenue for the third quarter of 2003 came from the sale of and royalties on pharmaceutical products and $1,927,000 from the sale of and royalties on skincare products.

The 35.1% decrease in sales and royalties from skin care products during the third quarter of 2004 compared to 2003 was due to a $596,000 decrease in product sales and royalties from Valeant, a decrease in royalties from Revlon of $120,000 offset in part by a $32,000 increase in royalties from The Body Shop. The majority of revenues are now royalties as a result of the amended license agreement, signed with Valeant in August 2003 (“the August 2003 Valeant amendment”) under which Valeant is permitted to manufacture its own products in exchange for paying a higher royalty rate to offset profit lost by Senetek on product sales to Valeant. Valeant assumed manufacturing of its own products in the spring of 2004 and during the quarter ended September 30, 2004 product sales declined approximately $900,000 and royalty revenue increased approximately $300,000 compared to the 2003 quarter.

The 3.5% decrease in sales of and royalties on pharmaceutical products during the third quarter of 2004 compared to 2003 was due to the amendment to our agreement with Signet effective April 2004 related to sales and marketing of diagnostic antibodies, including certain polyclonal and monoclonal antibodies Under the new agreement with Signet, the Company expects to generate a more consistent quarterly royalty stream by accepting a lower rate but on a larger revenue base. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. Additionally, sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation. During the quarter ended September 2004, sale of antibodies by Signet, of which the Company receives a percentage, increased approximately 10% over the corresponding period in 2003.

Our total revenues of $6,210,000 for the nine months ended September 30, 2004, an overall increase of 7.4% compared to the nine months ended September 30, 2003 and consisted of $391,000 from product sales and $5,819,000 from royalties and licensing fees. $1,061,000 of our revenue for the nine months ended September 30, 2004 came from the sale of and royalties on pharmaceutical products and $5,149,000 from the sale of and royalties on skincare products.

Our total revenues of $5,780,000 for the nine months ended September 30, 2003 were comprised of $2,383,000 of product sales and $3,397,000 from royalties and licensing fees. $899,000 of our revenue for the nine months ended September 30, 2003 came from the sale of and royalties on pharmaceutical products and $4,881,000 from the sale of and royalties on skincare products

The 5.5% increase in sales of and royalties on skincare products for the nine months ended September 30, 2004 compared to the nine months in 2003 was due to the $1.5 million payment received from the settlement of the OMP litigation detailed in Part II, Item I Legal Proceedings. Excluding the $1.5 million OMP settlement payment, product sales and royalty revenue from skincare products were $3,649,000, a 25.2% reduction from the level in the nine months ended September 30, 2003. The decrease in revenue resulted from a reduction in product sales to Valeant of $1,973,000 and reduction in royalties from Revlon of $586,000, offset in part by an increase in Valeant royalties of $822,000 and an increase in royalties from The Body Shop of $352,000. The August 2003 Valeant amendment allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. As noted above, Valeant began manufacturing its own products in spring 2004. The decrease in Revlon royalty income is primarily the result of lower unit sales and the mix of product sold by Revlon. The increase in royalties from The Body Shop is related to additional units sold resulting from continued expansion of the Kinetin product line into more of its stores.

The 18% increase in sales of and royalties on pharmaceutical products during the nine months ended September 30, 2004 compared to the nine months of 2003 was due to increased volume from new and existing customers for Senetek’s diagnostic antibodies, including the expansion of certain new polyclonal and monoclonal diagnostic antibodies, offset in part by a lower royalty rate resulting from the above mentioned amended agreement with Signet. Under the new agreement with Signet, the Company expects to generate a more consistent quarterly royalty stream by accepting a lower rate but on larger revenue base. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. Additionally, sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation. During the nine months ended September 30, 2004, sale of antibodies by Signet, of which the Company receives a percentage increased approximately 33% over 2003

COST OF GOODS SOLD

Cost of goods sold for the nine and three months ended September 30, 2004, which includes contract manufacturing and royalty fees, was $704,000 and $227,000, compared to $997,000 and $395,000 for the comparable periods in 2003. Cost of goods sold as a percentage of nine month sales declined from 17.2% in 2003 to 11.3% in 2004. The decrease in actual cost of goods sold amount was due to significantly lower product sales which have a higher cost of goods sold compared to royalty revenue. The cost of goods for royalty and licensing revenue as a percentage of their net revenue actually increased between 2004 and 2003 after deducting the $1.5 million royalty income from the OMP settlement. The increase was caused by higher costs associated with Pharmaceutical Sales.

In the Pharmaceutical Segment, cost of goods sold for the nine months ended September 30, 2004 was $475,000, an increase of 70.2% from $279,000 for the nine months ended September 30, 2003. The increase in cost of goods sold as a percentage of net sales from 31.0% to 44.7% was the result of costs associated with the increased sales of monoclonal antibodies, primarily royalties we pay the Foundation under our license agreement, and the amendment to the Signet sales and marketing agreement effective April 1, 2004.

In the Skincare Segment, cost of goods sold for the nine months ended September 30, 2004 was $229,000, a decrease of 68.1% from $718,000 for the nine months ended September 30, 2003. The decrease was the result of substantially lower product sales which have higher cost of goods compared to royalty revenue.

OPERATING EXPENSES

Research and Development

Research and Development expenditure for the nine months and three months ended September 30, 2004 were $1,007,000 and $367,000 compared to $1,286,000 and $665,000 for the comparable periods in 2003. The decrease in the expenditures was due in part to the June 2004 Ardana License Agreement related to our sexual dysfunction product, Invicorp. We expect future research and development expenditures related to our sexual dysfunction product to decline as Ardana will have responsibility for the significant regulatory, manufacturing, marketing and sales expenses of bringing Invicorp to market. Included in Research and Development expenditures during the 2003 period is approximately $200,000 spent on validating and testing a new outside manufacturing facility for Invicorp and a $141,000 charge related to assets associated with the Company’s drug delivery technology whose value was determined to have been impaired. Research and Development expenditures related to our Skincare Segment were consistent in 2004 and 2003 but are expected to increase as we accelerate the testing and development of Zeatin and other compounds in the later part of 2004 and into 2005. The Company has continued to work towards its strategic objective of commercializing its drug delivery technology but does not expect to spend any significant funds on this during the remainder of 2004. The Company’s commercialization efforts for this technology and associated equipment are presently focused upon identifying appropriate potential partners to bring these products to market.

Administration, Sales and Marketing

Administration, Sales and Marketing expenses for the nine and three months ended September 30, 2004 totaled $3,917,000 and $1,092,000 compared to $4,195,000 and $1,669,000 for the comparable periods in 2003. For the nine months ended September 30, 2004, the decrease from the nine months ended September 30, 2003 was due primarily to a reduction in sales and marketing expenses of our Kinetin Plus product line totaling about $270,000. For the quarter ended September 30, 2004, the decrease in expenses compared to the three months ended September 30, 2003 was due primarily to lower legal fees of approximately $375,000 resulting from the settlement of the OMP litigation and other legal matters in addition to lower sales and marketing expenses associated with Kinetin Plus approximating $175,000.

OPERATING INCOME

Loss from continuing operations for the nine and three months ended September 30, 2004 totaled ($7,000) and ($252,000) compared to ($2,003,000) and ($1,102,000) in the comparable periods in 2003. The improvement in operating results for the nine months ended September 30, 2004 was the result of increased revenues resulting from the $1.5 million OMP settlement plus lower operating expenses and lower interest expense resulting from the $2.5 million principal payment made in September 2003.

The Loss from continuing operations in the Pharmaceuticals Segment for the nine and three months ended September 30, 2004 totaled ($2,308,000) and ($724,000) compared with ($3,330,000) and ($1,518,000). The improvement in the operating loss resulted from increased revenues and gross profit, lower operating expenses and lower interest expense.

The Income from continuing operations in the Skincare Segment for the nine and three months ended September 30, 2004 totaled $2,301,000 and $472,000 compared to $1,327,000 and $416,000 in the comparable periods of 2003. The improvement in operating results for the nine months ended September 30, 2004 was the result of increased revenues resulting from the $1.5 million OMP settlement plus reduced operating expenses, offset in part by a reduction in revenues from Revlon and Valeant. For the three months ended September 30, 2004, the improvement in operating results was the result of lower operating expenses offset in part by lower product and royalty revenues.

OTHER INCOME AND EXPENSE

Interest expense for the nine and three months ended September 30, 2004 totaled $759,000 and $259,000, of which $414,000 and $138,000 relates to the amortization of the notes payable discount. For the comparable periods in 2003, the interest expense was $1,305,000 and $576,000, of which $631,000 and $200,000 relates to the amortization of the notes payable discount. The lower interest expense for 2004 compared to 2003 is due to a $2.5 million principal payment in September 2003 and decreased discount amortization resulting from the extension of the maturity date of the notes from 2004 to 2007 and the inclusion of $241,000 debt modification expense incurred in September 2003 related to the September 2003 debt refinancing. Of the $241,000 debt modification expense in 2003, $193,000 relates to the fair value of warrants issued to financial advisors in connection with the debt refinancing.

Included in Other income (expense) for the nine and three months ended September 30, 2004 is the accrual for $235,000 legal settlement payable December 1, 2004, net of approximately $45,000 legal fees incurred during the 3rd quarter of 2004, from Eagle-Picher Technologies Inc.

TAXATION

Gross deferred tax assets, which approximate $27.7 million at September 30, 2004 and relate to substantial cumulative net operating losses incurred, are 100% reserved as realization has not been considered more probable than not. There is minimal income tax expense in the period ended September 30, 2004 because of the availability of net operating loss carryforwards.

DISCONTINUED OPERATIONS

During the nine and three months ended September 30, 2004, the Company collected $275,000 and $200,000 in interest income related to the outstanding note receivable detailed in Note 6 to the financial statements. During the nine months ended September 30, 2003, the Company did not recognize any interest income from the note receivable because no payment was due until later in 2003. As a result of the poor payment history of the party involved, the Company is accounting for the transaction as cash is received from the buyer. During the nine months ended September 30, 2003, the Company recorded an expense of $39,000 related to the write-off of aged customer accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments increased by $2,844,000 during the nine months ended September 30, 2004. The increase was caused by the receipt of $5 million from Valeant, receipt of the $1.5 million from the OMP settlement, proceeds from the exercise of Series D warrants totaling $625,000 offset partially by the $1.6 million debt payment, increased accounts receivable and a decrease in current operating expense liabilities. As result of these transactions during 2004, we have improved our current ratio from .74 at December 31, 2003 to 2.5 at September 30, 2004.

On September 30, 2004 the Company successfully completed the restructuring of its senior secured notes and warrants. The agreement required a $1.6 million principal prepayment which was paid on September 30, 2004, with no further principal payments due until maturity in April 2007. The interest rate on the notes will remain at 8.5% through the term of the loan. The remaining $3.3 million principal amount of notes becomes exchangeable, at the election of the holders of the notes, for Senetek ordinary shares at a fixed exchange value of $0.80 per share. The Series A and B warrants’ expiration date was extended to March 2011. Also, 2.65 million of the Series B warrants will become exercisable at a reduced price of $0.50 per share on a pro-rata basis as the related notes are exchanged for stock or are paid. The fair value of the modification to the Series A and B warrants was calculated at $367,000 with the amount being added to the notes payable discount. As of September 30, 2004 the remaining discount is $1,805,000 and will be amortized as interest expense using the effective interest rate method over the next 2.5 years.

Substantially all of the Company’s borrowings are pursuant to the above mentioned Notes, the holders of which have substantial control over the Company’s ability to incur additional secured debt or dispose of assets, substantially all of which are pledged as security for the Company’s borrowings. Thus, in the event that the Company were to become unable to fund through its operating cash flow or proceeds from the sale of equity securities to third parties, continued product development or such unbudgeted expenses as the defense of its position in patent litigation, at the present time it would be dependent upon this source for additional funding. If it were unable to arrange for funding upon acceptable terms, the Company’s business could be materially adversely affected.

On August 17, 2004 the Listing Qualifications Division of The Nasdaq Stock Market, Inc. notified Senetek of its decision to delist Senetek’s American Depositary Shares (“ADSs”) from the Nasdaq SmallCap Market due to non-compliance with the minimum continued listing standards set forth in Marketplace Rule 4320(e)(2), which requires market value of listed securities of $35 million, or net income from continuing operation of at least $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or shareholders’ equity of $2.5 million. On September 30, 2004 the Company met with a Listing Qualifications Panel of Nasdaq, to appeal the decision. Subsequent to the end of the quarter, on November 8, 2004 the Company received a notice from the Nasdaq Stock Market refusing the Company’s appeal and advising the Company that its ADSs would be delisted as of the opening of business on November 10, 2004. The Company intends to appeal the Panel’s delisting decision to Nasdaq’s Listing and Hearing Review Council, although this appeal does not stay the delisting. The loss of the listing may have an impact on the Company’s ability to access funds in the capital markets. In the event that this further appeal is not successful, the Company will seek to relist its ADSs on the Nasdaq SmallCap Market or the American Stock Exchange at such time as it is able to satisfy applicable listing standards for an initial listing on either the Nasdaq SmallCap Market or the American Stock Exchange.

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

ADOPTION OF NEW ACCOUNTING STANDARDS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, “Share-Based Payment” that addresses the accounting for share-based awards to employees, including employee-stock-purchase-plans (ESPPs). The FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed requirements in the exposure draft would be effective for public companies and nonpublic companies that did not use the minimum-value method as of the beginning of the first fiscal year beginning after December 15, 2004. However, the FASB has recently announced the required adoption will be delayed until the beginning of the first fiscal period beginning after June 15, 2005.

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

(b) Changes in Internal Controls.

There have been no significant changes in the Company’s internal control over financial reporting during the quarterly period covered by this report which has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek dropping all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade.

In September 2004, the Company settled a lawsuit brought in June 2003 against Eagle-Picher Technologies Inc. and an affiliate for non-performance under a 1998 manufacturing contract for its Chemsyn Laboratories Division to supply an active ingredient in Senetek’s erectile dysfunction drug Invicorp®. Under the settlement terms, Senetek will receive a lump sum payment of $235,000 on December 1, 2004, in release of all claims.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Agreement with Tri-Artisan Partners LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed on July 21, 2004 announcing the retention of Tri-Artisan Partners LLC to assist with seeking strategic acquisitions

A Current Report on Form 8-K was filed on August 16, 2004 relating to the Note and Warrant Restructuring.

A Current Report on Form 8-K was filed on August 16, 2004 announcing the operating results for the 2nd quarter of 2004.

A Current Report on Form 8-K was filed on August 18, 2004 announcing the delisting letter the Company received from the Nasdaq SmallCap Market

A Current Report on Form 8-K was filed on August 31, 2004 announcing the Company’s September 23, 2004 hearing before the Nasdaq Listing Qualifications Panel

A Current Report on Form 8-K was filed on September 3, 2004 announcing the Company’s hearing before the Nasdaq Listings Qualifications Panel was changed to September 30, 2004.

A Current Report on Form 8-K was filed on September 17, 2004 announcing the Company’s agreement with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

By:	/s/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2004

/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth
Chief Financial Officer

Date: November 10, 2004