Form 10-K
period 2004-12-31
SENETEK PLC /ENG/
filed 2005-03-25
CIK 789944

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For The Fiscal Year Ended December 31, 2004.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2004 was $33,793,967.

As of March 24, 2005, the Registrant had 60,960,625 Ordinary shares outstanding, including 60,296,947 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 11 through 15 of this Annual Report, “Risk Factors”, on page 16 through 19 of this Annual Report, and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 40. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

Overview

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”, “we”, “us”, or “our”), is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”), Senetek Asia (“HK”) Limited and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carme Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

You should read the “Risk Factors” section beginning on page 11 of this document to ensure you understand the risks associated with the Company. For detailed financial information, please consult the Company’s financial statements included in this annual report.

Our corporate website is located at www.senetekplc.com. Our annual reports on Form 10-K for the 2003, 2002, 2001 and 2000 fiscal years, in addition to our interim financial reports on Form 10-Q for fiscal 2004 and 2003, are available on our website, and subsequent SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Our other SEC filings may be obtained from us in electronic or paper format free of charge by writing us at ir@senetek.net or at Investor Relations, 620 Airpark Road, Napa, California, 94558.

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

In early 2004 the Company completed an in-depth review of Senetek’s business model and strategic direction aimed at broadening the Company’s base of proprietary skincare and dermatological technology, more systematically pursuing new higher potential Kinetin licensing opportunities and maximizing the return on the Company’s pharmaceutical assets. As part of this strategic program, the Company announced it would:

•	expand our revenue base from Kinetin licensing by broadening the territories and authorized trade channels of our key existing licensees, selectively adding new licensees in under-represented regions and trade channels, and pursuing select distribution for the Company’s proprietary Kinetin Plus Age Defiant® skin care collection;

•	complete the building out and equipping of Senetek’s dedicated laboratory space at the Science Park adjacent to Aarhus University in Denmark as a foundation for the identification and evaluation of new cytokinins, and capitalize on Senetek’s R&D collaborations with existing and prospective Kinetin licensees and with leading institutional research facilities such as the Institute of Experimental Botany in Prague, all with the goal of bringing new products to market quickly;

•	place our patented Invicorp® erectile dysfunction therapy and Reliaject® autoinjector technology and equipment with strong commercial partners that will absorb the costs of gaining marketing approvals and produce dependable, high margin revenue by successfully marketing these excellent products; and

•	aggressively seek and evaluate opportunities for synergistic, equity-based acquisitions by Senetek.

The progress of various elements of the Company’s strategic program during 2004 is reviewed below in the detailed discussion of the Company’s business.

Dermatological and Skincare Products

Skincare Technology

We have developed and patented multiple cytokinins, including Kinetin and Zeatin, plant growth factors that are naturally occurring.

Kinetin (N6-furfuryladenine) has been found to retard aging of plants and, in research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger. In clinical studies at the University of California, Irvine, Kinetin showed excellent response rates in partially reversing the clinical signs of photodamage, including the appearance of fine lines and wrinkles, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin’s natural barrier function causing moisture loss but in fact significantly reduced trans-epidermal moisture loss.

Zeatin, currently under development, is an analog of Kinetin. In an in vitro study completed early in 2004 at the University of Aarhus, Denmark, evaluating the effects of two concentrations of Zeatin on cultured human skin fibroblasts over their approximately 300 day lifespan, uniformly positive results were obtained. These results were confirmed and broadened in more recent in vivo studies conducted at the Department of Dermatology, University of California at Irvine. See “Research and Development.” We and our licensees and research partners are evaluating other cosmeceutical as well as pharmaceutical applications for Kinetin and Zeatin and are identifying and screening new cytokinins for commercial development.

Kinetin Licensing and Product Development

Our strategy is to build a global distribution system across all channels of distribution for our lead skincare technology, Kinetin.

In June 1998, we granted Osmotics Corporation (“Osmotics”) an exclusive license to market Kinetin-based products to the worldwide prestige market, comprised of department stores and perfumeries, in exchange for specified royalties, and Osmotics launched its initial line in February 1999. In May 2001, the parties entered into a settlement of various disputes involving Osmotics’ performance under the license, providing, among other things, for payment by Osmotics of back royalties and the grant by Senetek of a non-exclusive license to manufacture and market specified Kinetin-based products to the prestige class of trade worldwide in exchange for specified royalties.

In October 1998, we granted Valeant Pharmaceuticals International, then called ICN Pharmaceuticals, Inc. (“Valeant”), an exclusive worldwide license to market Kinetin in the ethical skincare market (dermatologists and cosmetic surgeons’ patients outside of North American, Europe and Australia). The Valeant license agreement provided for royalties on Valeant’s net sales of licensed products and a profit on Senetek’s sales of products to Valeant, in each case subject to prescribed minimums. In March 1999, Valeant launched cream and lotion formulations under the Kinerase® trademark in the United States and Canada, followed by launches in various Latin American and Far East markets. In August 2003, Valeant signed an amendment to its license agreement authorizing it to manufacture as well as market Kinerase, in exchange for an increase in royalty rate to compensate for Senetek’s lost profits on products sales. The amendment also granted Valeant exclusivity in the ethical channel of trade in Europe and Australia, in addition to its existing North America exclusivity, added non-exclusive rights in the prestige, spa/salon, travel retail, and direct-to-consumer channels of trade, and approved five additional Kinetin products for the Kinerase line. In May 2004, Valeant provided Senetek with a $5 million unrestricted, non-refundable cash infusion, which we are investing in expanded research and development for new cytokinin active ingredients, and Senetek agreed to reductions in royalties from Valeant of $250,000 per quarter in order to provide incentive for its further investment in the Kinerase® line and resultant increased sales. Also in May 2004, Valeant was granted an option to receive an exclusive global license for Zeatin in all classes of trade on commercial terms equivalent to its Kinetin license except for minimum net sales or minimum royalty covenants, which the option agreement states are to reflect the scope of Valeant’s exclusivity for Zeatin. In July 2004 Valeant’s license was further broadened to include non-exclusive rights for Kinetin based products in the global mass market, the latter channel becoming available under a June 2004 amendment to the Company’s license agreement with Revlon Consumer Products Corporation, described below. In October 2004, we entered into a new agreement that requires Valeant to meet certain levels of minimum royalty payments in exchange for exclusivity in the ethical channel of distribution for the United States, Canada, the European Union and Australia.

In November 1999, we entered into a license and supply agreement with Obagi Medical Products, Inc., the predecessor of OMP, Inc. (“OMP”), for the exclusive marketing and distribution of specified Kinetin-based products in the mass market channel of distribution in China, Hong Kong, Japan, Malaysia, Singapore, South Korea, the Philippines and other designated Asian countries in exchange for a licensing fee, paid in installments in 1999 and 2000, and specified royalties on net sales of licensed products. Subsequent litigation was settled in January 2002 for a $375,000 lump sum settlement payment to Senetek for past royalties, with the parties agreeing to terminate the original license, use best efforts to negotiate a new license agreement and pay a royalty on net sales during the negotiating period (which totaled $248,000). The parties failed to reach agreement and at the end of the prescribed negotiating period, as extended, Senetek terminated all of OMP’s rights in Asia, which became part of the exclusive mass market territory covered by the license granted to Revlon Consumer Products Corporation, described below. In April 2003, Senetek commenced a lawsuit against OMP alleging breach of the January 2002 settlement agreement. This lawsuit and related litigation were settled in March 2004, with Senetek receiving a lump sum payment of $1.5 million and being entitled to an additional $500,000 based on OMP’s future sales to its existing retailer accounts in Japan of skin care products having Kinetin concentrations not greater than a specified level.

In May 2000, we entered into a license and supply agreement with Buth-Na-Bodhaige, Inc., doing business as The Body Shop. Under the terms of the license agreement, as amended in November 2000, The Body Shop was granted the right to sell Kinetin-based products supplied by Senetek in The Body Shop retail stores in North America, in The Body Shop’s catalogue and on The Body Shop’s Internet website, in exchange for a specified royalty based on the suggested retail prices of products sold by The Body Shop to consumers, and Senetek agreed not to enter into Kinetin licenses with specified other retailers. The Body Shop launched its initial line of licensed products in April 2001. On November 4, 2002, we signed an expansion of the license agreement with The Body Shop under which in 2003 The Body Shop launched its Kinetin line of exclusively formulated skin care products in its retail stores, kiosks, catalogs and websites in Europe and Asia.

On June 8, 2000, we entered into an agreement with Revlon Consumer Products Corporation (“Revlon”) granting it an exclusive license worldwide (subject to the prior rights of OMP under its then license agreement, described above) to manufacture and market Kinetin skin care and cosmetic products in the mass market (drug stores, mass volume retailers and supermarkets), subject to achieving certain minimums. Revlon paid a $3 million license fee at signing and agreed to specified royalties based on Revlon’s net sales of licensed products. The agreement also granted Revlon non-exclusive rights to sell such products in perfumeries and department stores in Europe, South and Central America, Mexico, Puerto Rico, South Africa, Australia, New Zealand, Israel, China, Hong Kong, Taiwan and certain additional Asian markets other than Japan, subject to Revlon’s royalty payments meeting certain additional minimums. Revlon launched the Almay Kinetin Skincare Advanced Anti-Aging Series of products in the United States in mid-2001, followed by launches in other territories including the United Kingdom, Canada, New Zealand, and South Africa and the launch in 2002 of a line of Almay color cosmetics containing Kinetin. Effective June 2004, the Company and Revlon entered into an amendment in which Revlon agreed that its license would be non-exclusive in the global mass market.

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

In November 2001, we entered into an arrangement to collaborate with Allure Cosmetics (“Allure”), a California-based skincare manufacturing and marketing company, under which the parties undertook to develop new Kinetin-based products to be manufactured by Allure and marketed by the Company directly or through licensees, the parties agreed to jointly market Kinetin-based products to Allure’s existing customer base, and the Company granted Allure a non-exclusive license to manufacture and market specified Kinetin-based products to health food stores, estheticians, beauty salons, spas and by direct mail, in exchange for specified royalties.

On April 16, 2002 we executed a license agreement with C. J. Enprani Co., Ltd. (“Enprani”) of Seoul, Republic of Korea, to manufacture and market Kinetin based products in South Korea in the Cosmetics Specialty Stores channel of distribution under the Enprani brand. Enprani gained functional care approval for Kinetin from the Korean Food and Drug Administration, and in 2003 launched a line of creams, lotions and serums containing Kinetin and ursolic acid . This line was repositioned for the direct selling channel in 2004 and Enprani expects to launch a new collection in the specialty store channel in Korea by mid-2005.

On October 22, 2002 we signed an agreement with Vivier Pharma Inc. (“Vivier”), of Montreal, Canada, granting Vivier the right manufacture and sell to dermatologists, pharmacies and other ethical channels in Canada and the United States dermatological products containing Kinetin in combination with Vivier’s proprietary formulation of highly stable Vitamin C (L-Ascorbic Acid serum. Vivier launched in the fourth quarter of 2003. In addition, Vivier granted us the right to sell, and license third parties to sell, the Kinetin-Vitamin C combination products as well as Vivier’s line of Vitamin C serums in certain global markets. The Agreement calls for the parties to collaborate on future developmental projects and clinical evaluations.

On March 12, 2003 we signed a non-exclusive license agreement with Panion & BF Biotech Inc. (“Panion”), a manufacturer and marketer of pharmaceuticals and cosmeceuticals based in Taipei, Republic of China. Under the agreement, Panion launched lines of Kinetin-based skin care products in the ethical (physician) and beauty spa channels of distribution in Taiwan and Hong Kong and, subject to agreement on royalty levels, it will be authorized to launch in The Peoples Republic of China. In February 2004 the license agreement was broadened to include the ethical channel in the Republic of Korea and the Association of Southeast Asian Nations (“ASEAN”) member countries, including the key markets of Indonesia, Malaysia, The Philippines, Singapore and Thailand, and its authorized trading channels were expanded to include prestige department and specialty stores and salons and spas except in Korea. In December 2004 the license was further amended to permit Panion to manufacture a line of Kinetin products for sale in department and specialty stores owned or controlled by Formosa Biomedical Technology Corporation under the latter’s trademarks. Further products featuring Kinetin in combination with effective synergistic ingredients are scheduled to be submitted to the Taiwan Department of Health for registration as functional skin care products during 2005.

In April 2003 we signed a license agreement with Lavipharm S.A. of Athens, Greece, a major manufacturer and marketer of pharmaceutical, cosmetic and consumer health products with an extensive Research and Development (“R&D”) activity, for Lavipharm to launch a line of Kinetin-based skin care products in the ethical and pharmacy market under its well-known brand name “Castalia” in Greece, Cyprus and, subject to agreement on royalty levels, a number of Near East, Asian and Latin American markets. The launch in Greece and Cyprus occurred in the fourth quarter of 2003. In addition, the two companies will work together to develop additional proprietary Kinetin-based products using Lavipharm’s proprietary technologies.

In December 2004, the Company entered into a global non-exclusive license agreement for Ferrosan A/S (“Ferrosan”), an international consumer healthcare and medical devices company headquartered in Copenhagen, Denmark, to launch a collection of Kinetin skin care products as a line extension of Ferrosan’s Imedeen® brand of oral skin care supplements. Imedeen, a unique line of nutritional tablets and capsules for improvement of the skin’s basic quality, structure and appearance, is distributed in 50 markets worldwide. Under the agreement, Ferrosan will manufacture and market its topical Kinetin Imedeen line in the prestige, natural products and direct-to-consumer channels of distribution in addition to the mass market. Senetek and Ferrosan also plan to jointly develop oral nutriceutical formulations featuring the proven antioxidant properties of Kinetin.

In September 2003, the Company completed development of its proprietary product line, Kinetin Plus™ Age Defiant®. The Kinetin Plus product line consists of eight products: Chest & Neck Treatment Lotion, Eye Area Eraser Plus Vitamin C & E Booster, Gentle Foaming Cleanser, Intense Serum Plus 10% Vitamin C Booster, Night Renewal Cream, Refresh Finishing Toner, Smoothing Lip Balm SPF 20, and Sun Protection Lotion SPF 15 (the latter two bearing the Skin Cancer Foundation seal). As part of this product launch, the Company established its own website (www.kinetinplus.com and www.kinetin.com.) where the products can be purchased. The Company is continuing to evaluate its opportunities to marketing this line. In January 2005, the line was sampled to invited celebrities and the fashion press at the Levi’s® Ranch venue at The Sundance Film Festival in Park City, Utah.

Developing and marketing our own proprietary skin care collection allows us to showcase new formulations combining Kinetin with other synergistic active ingredients, for direct sale and out-licensing to existing and new licensees, while potentially establishing a significant new revenue stream more fully under our control than licensing revenue. However, our business plan is to continue focusing on building a high-margin, royalty-based revenue stream by actively developing additional licensing opportunities for those territories and categories of trade for which we have not granted exclusive licenses under the agreements described above. These include the mass market, the prestige/cosmetic specialty store market, the ethical market, the multi-level market, direct response market, salon-esthetician market, infomercials and the natural products market throughout the world.

Other Products

The Company previously developed or acquired a number of skincare products designed to meet specific niche segments of the market: Mill Creek, Sleepy Hollow Botanicals and Biotene H-24, sold in the health store channel, as well as Silver Fox, a product for gray hair (the “Mill Creek Line”) and Allercreme, a hypoallergenic range of skincare and cosmetic products for women with sensitive skin, developed in conjunction with dermatologists and sold in the mass market (the “Allercreme Line”). The Company determined that continued marketing of these lines was outside of its strategic direction.

In 1999 the Company entered into a license agreement with United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of finished goods and componentry for the Mill Creek Line and paid a licensing fee for the exclusive right to manufacture and market these products in exchange for royalties subject to specified annual minimums. Under the license agreement USITC was granted an option to purchase the rights to the Mill Creek Line for $2.8 million. In September 2002 USITC exercised this option and we conveyed to USITC the trademarks and all other rights to the Mill Creek Line for $2.7 million ($100,000 having been previously paid), of which $400,000 was paid in cash at closing, and the balance of $2.3 million was represented by a secured promissory note providing for twenty-three consecutive quarterly payments of $100,000 each beginning in September 2003 with interest at an annual rate of 10%. As of July 2004, however, only $188,000 had been paid by USITC, all of which was allocated to interest under the terms of the note, and the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $240,000 from August through November 2004 and in December received $1,120,000 together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance.

Also in 1999, an existing distribution agreement with Quimlam, Inc. covering the Allercreme Line was terminated and these distribution rights were granted to USITC on a non-exclusive basis. However, USITC found that its Mill Creek business was adversely affected as trade accounts took Allercreme returns allowances against Mill Creek Line invoices, and USITC therefore discontinued the Allercreme Line effective December 31, 2001. We believe that the old Allercreme Line inventory has now cleared the marketplace and intend to seek to exploit this trademark either by “private branding” a line for a mass market retail chain or licensing or selling the trademark to a skin care product manufacturer.

Biopharmaceuticals and Drug Delivery Technology

Sexual Dysfunction

We developed, patented and initiated the process of securing pan-European marketing approvals for Invicorp, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”). Senetek’s patent covers several alternative combinations of active ingredients, though the formulation for which clinical trials were conducted and regulatory filings made is limited to one of these, a combination of vasoactive intestinal peptide (“VIP”), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems, and phentalomine mesylate (“PMS”), which was found to enhance VIP’s ability to cause erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

The commercial potential of products for the treatment of ED is significant. The most recent study by the pharmaceuticals market research firm of Decision Resources, Inc., released in 2002 (the “2002 Study”), estimated that in 2001 some 70 million men in the seven major pharmaceutical markets covered by the study (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) suffered from some degree of ED. The incidence of ED increases with age, and therefore is expected to grow as the median age of the world’s population increases. ED is also associated with a number of common conditions including arteriosclerosis, diabetes, hypertension and the use of such medications as beta blockers and tricyclic antidepressants. According to the 2002 Study, seven-market sales of drugs and devices to treat ED totaled $1.3 billion in 2001 and are expected to grow at an annual rate of 10%, reaching $3.6 billion in 2011. Oral medications (principally Pfizer, Inc.’s sildenafil product Viagra®) represented substantially all of total 2001 sales of ED products in the studied markets but these oral therapies are ineffective, medically contraindicated or otherwise unsuitable for significant numbers of ED sufferers, who opt for “second line” injection therapies or penile implants, or who may forego therapy altogether. Specifically, the 2002 Study found that men whose ED is classified as moderate to severe (those most likely to seek treatment) show a markedly lower response rate to sildenafil and other oral therapies than do those with mild ED; that certain patient groups (including diabetics, who have a high incidence of ED) experience particularly low response rates to sildenafil; that sildenafil is contraindicated for patients who take any form of nitrates (a group that represents 5-10% of men with ED); and that men who take both sildenafil and drugs such as erythromycin or cholesterol-lowering agents, which are metabolized by the same isoenzymes as sildenafil, are at risk for developing higher than desirable serum levels of sildenafil.

Clinical trials of Invicorp suggest that it could become the preferred therapy for all of these patient types, as it has been found to have a favorable side-effect and drug-interaction profile, permitting it to be prescribed for men with the various contraindications referred to above, and has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy. Marketing authorizations were received from Denmark, which was designated the Reference State for purposes of the Mutual Recognition Procedure for coordinating European national approvals, and New Zealand, as well as from England for a modified dosage, and on November 12, 2002 we signed a marketing and distribution agreement for Invicorp in New Zealand with Douglas Pharmaceuticals (“Douglas”), under which Douglas assumed full marketing responsibility for Invicorp in New Zealand in exchange for specified payments. The New Zealand launch of Invicorp occurred in September 2004.

However, as part of our new strategic business plan, in early 2004 we concluded that we did not have the financial or technical resources efficiently to complete the necessary regulatory filings for Invicorp in Europe or effectively to re-initiate the regulatory process in the United States or initiate it in other world markets. Accordingly, we determined to seek commercial partners that had the requisite financial and technical resources to move forward aggressively with the Mutual Recognition Procedure for Europe and enter into discussions with the U.S. Food and Drug Administration to develop a program of pre-clinical and clinical trials in the U.S.

In June 2004 the Company entered into an exclusive agreement with Ardana Bioscience Ltd, a privately-held specialty pharmaceutical company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp in the European Union and European Free Trade Area. Under the license agreement, Ardana assumes full responsibility for completing the European drug regulatory process for Invicorp® and seeking national marketing approvals throughout Europe. Senetek will receive royalties based on s and its sub-licensees’ net sales of Invicorp plus milestone payments upon regulatory approvals in specified major markets and achievement of specified cumulative net sales in Europe. Senetek intends to seek similar arrangements to advance Invicorp through regulatory approval and market entry in other world markets. Under its agreement, Ardana has certain rights with respect to these other markets including North America, subject to its contacting the United States Food and Drug Administration by mid-June 2005 to arrange an exploratory meeting.

Drug Delivery Technology

The 2002 Study found that the mode of administration of injectable ED therapies is an important factor affecting patient acceptance. A portion of the clinical trials and subsequent “named patient” supply of Invicorp in England involved the use of Senetek’s patented Reliaject® disposable autoinjector, and patient response was highly favorable. Reliaject is a modular self-injection system assembled using highly automated precision equipment acquired and developed by Senetek for in excess of $3 million (though currently carried at $250,000). Reliaject is assembled using a pre-filled dental cartridge and is equipped with an ultra fine gauge needle, manufactured by a laser process for pain-free administration, which is visually undetectable by the patient during administration of the drug and is preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery.

While originally developed for self-administration of Invicorp, Reliaject’s modular design will accommodate multiple therapeutic applications including for anaphylactic shock, migraine treatment, infertility regimens, human growth hormones and analgesics. The Company has developed the parts required for the use of Reliaject with epinephrine for anaphylactic shock, a significant acute indication appropriate for this technology. The Company is currently seeking a transaction whereby a commercial partner would assume primary responsibility for regulatory approvals and for marketing Reliaject for anaphylactic shock and other indications. The Company’s license agreement with Ardana provides that in negotiating any such transaction the Company will seek a manufacturing agreement on Ardana’s behalf for Reliaject pre-filled with Invicorp.

Diagnostic Monoclonal Antibodies

In 1995, we entered into a license agreement with the Research Foundation for Mental Hygiene (“RFMH”), an agency of the State of New York, under which the Company was granted exclusive rights to certain of RFMH’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license was to expire 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license, 10 years from their inclusion. Until mid 2000 the Company marketed these cell lines to major pharmaceutical companies including Glaxo, Pfizer, Wyeth Ayest, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech. In August 2000, we determined that the marketing of diagnostic monoclonal antibodies was not a core business and entered into an agreement for the remaining term of the RFMH license with Signet Laboratories, Inc., a leading medical diagnostic and research company, under which Signet assumed the marketing of these monoclonal antibodies and development of new antibodies and assays based on the cell lines covered by the RFMH license, Senetek received royalties on Signet’s sales, subject to certain minimum royalty guarantees, and Senetek remitted a portion to RFMH in accordance with the terms of its license.

In May 2004 the Company entered into an interim extension of its agreement with RFMH which provided that the licenses for three cell lines that would have expired in July 2004 were extended through September 2005, Senetek would submit to RFMH a business plan for the continued manufacture, marketing and sale of all of the antibodies covered by the RFMH licenses by December 31, 2004, and upon approval of the business plan by RFMH all licenses would be extended through June 2011. Senetek paid RFMH a one-time extension fee and guaranteed to RFMH that its royalty receipts for the twelve months ending June 30, 2005 would not be less than the preceding two years. During April 2005, the Company expects to finalize a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through June 2011, subject to renewal, on substantially the same terms as the existing licenses as amended except that the above guaranty of royalty receipts will remain in effect through the new term of the licenses. In connection therewith, the Company entered into a new agreement with Signet Laboratories, Inc., effective as of April 1, 2004 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales will not be significantly less than under the original agreement, for the term of the new agreement. The Company also is in discussions with RFMH and Signet concerning the terms on which the Company and Signet may be offered RFMH’s excess production of certain polyclonal antibodies for resale to research and diagnostic institutions.

Research and Development

A key element of the Company’s strategic business plan is to add to our portfolio of cytokinins and other compounds with strong anti-senescent properties by working through our dedicated research facility in Aarhus, Denmark with institutions conducting basic and applied research in our field of interest such as the Institute of Experimental Botany of the Czech Academy of Sciences, and with current and prospective future licensees such as Beiersdorf, AG, under the direction of our Chief Scientist, Dr. Brian Clark, in association with Dr. Suresh Rattan, the co-discoverers of Kinetin’s anti-senescent and other dermatological bioactivity, both of the University of Aarhus in Denmark.

Historically our strategy had been to leverage our available research and development resources by channeling our efforts through research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest with a direct focus on getting our products into the market. Under these agreements, we were granted exclusive rights to patents for the manufacture and marketing of products arising from this research, with the researchers in certain cases being entitled to royalties or other payments in connection with commercialization of resulting products.

In furtherance of this strategy, in October 2001 we established a research professorship at the University of Aarhus, Denmark, at its Center for Molecular Gerontology, where previous research programs had resulted in Senetek acquiring the patent rights to certain compounds, including Kinetin and Zeatin for certain applications. Under the terms of the grant, which is administered by the University’s Natural Science Faculty, we have a right of first refusal on discoveries resulting from the sponsored research. Dr. Brian Clark, Senetek’s Chief Scientist, who is one of the founders of Senetek PLC and a co-discoverer and patentee of the therapeutic properties of the cytokinin group which includes Kinetin and Zeatin, and Dr. Suresh Rattan, the other co-discoverer and patentee, closely manage this important relationship. The annual cost of the research professorship is $100,000.

To further focus the Company’s new compound evaluative capabilities and assure the confidentiality of our project work, during 2004 we completed the building out, equipping and staffing of our own dedicated laboratory facility in leased space at the Science Park adjacent to the University of Aarhus. Under the overall management of Dr. Clark and the operational control of Dr. Rattan as Supervising Consultant, the facility, which became fully operational in the fourth quarter of 2004, consists of two fully equipped laboratories and three administrative offices. In addition to Dr. Clark and Dr. Rattan, the facility is currently staffed full time by the Ph.D. candidate who was Chief Research Assistant in the 300-day Zeatin tests and new cytokinin evaluations described below, and by a cellular biochemistry technician with a number of years’ experience on Senetek projects at the University.

To increase our throughput of new active ingredients for evaluation, in June 2003 the Company signed a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The Institute was created in 1962 from the Department of Plant Physiology and the Department of Phytopathology of the Institute of Biology of the Czechoslovak Academy of Sciences. In 1990, it was divided into two independent units, one of which became The Institute of Experimental Botany (“IEB”) in Prague and Olomouc. The principal fields of scientific work in the Institute consist of plant physiology, genetics and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Physiological subjects include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. Senetek’s agreement with the Institute, as initially signed, provided for a “one off” relationship in which Senetek would have a specified period of access to the Institute’s then existing portfolio of compounds with the right to an exclusive license of any selected compounds in the fields of medical and cosmetic skin care, on pre-set terms. In October 2004, this agreement was expanded to provide Senetek with ongoing access to all of the Institute’s developing technology with dermatological potential with a right to an exclusive worldwide license of selected compounds for all fields of use, plus a right of first offer on any other technology for an exclusive worldwide license within the field of dermatological anti-aging applications. Senetek is also granted a 50% ownership interest in any new patents for which Senetek elects a license. Two such patent applications are currently in preparation.

In order to gain the commercial perspective of a world class skin care company and the benefit of its proprietary evaluative procedures, in June 2003 the Company entered into a research collaboration agreement with Beiersdorf AG for it to undertake and fund laboratory and in vivo evaluations of compounds selected by Senetek for its review. Under the terms of that agreement, if Beiersdorf determines that one of these compounds would be appropriate for its product lines, it would have the right to negotiate an exclusive license for the mass market worldwide, with Senetek retaining all rights to that compound for other channels of trade as well as Beiersdorf’s study reports on all other submitted compounds evaluated by it. Beiersdorf’s Nivea® is the world’s largest selling skin care brand.

As new active ingredients clear the laboratory, Senetek typically turns to the Department of Dermatology of the University of California at Irvine for comprehensive consulting and pre-clinical and clinical testing services. The Department’s faculty has extensive experience in collaborating with the pharmaceutical and cosmetic industries in new product development and is internationally recognized for its contributions in both basic and clinical dermapharmacology. The initial clinical trials of Kinetin, applying the same protocols as the Department used for the FDA New Drug Application evaluations of Johnson & Johnson’s Renova®, were performed there under the direction of Dr. Jerry Weinstein, then Department Chairman, and its current Chairman, Dr. Jerry McCullough. Dr. McCullough, with whom we have a consulting agreement, remains closely involved in Senetek’s in vivo studies.

These relationships form the basis for a continuous, interactive flow of new product identification, evaluation and testing activity between the University of Aarhus, Senetek’s dedicated laboratory, the Institute, the University of California-Irvine and, as appropriate, Beiersdorf. In addition to its ongoing studies of Zeatin, during 2004 our laboratory studied and reported upon four new compounds, and it currently is studying six additional compounds, all of which were sourced from the Institute or another facility in Olomouc, Czech Republic, of which Beiersdorf is evaluating six of these. As an example of the interplay among these facilities, in March 2004 the Company announced completion at the University of Aarhus of a multi-faceted laboratory study of the effects of two concentrations of Zeatin on cultured human skin fibroblasts over their approximately 300 day lifespan in laboratory culture. The new results were consistent with the University’s earlier studies of Zeatin and Kinetin, which suggested that at higher concentrations Zeatin was more effective than Kinetin in certain measures of bioactivity. The new study showed that Zeatin does not interfere with the genetic control of cellular lifespan in early passage (young) or late passage (old) cells, that Zeatin promotes maintenance of small cell size (a key determinant of youthful skin) and structural and functional integrity, and that Zeatin prevents accumulation of macromolecular damage in the cell. The study further found that Zeatin increases the activity of the antioxidant enzymes catalase and glutathione peroxidase, to counteract free radical-induced oxidative damage during cell aging, and that Zeatin-treated cells are more resistant to ethanol- and hydrogen peroxide-induced cell death, suggesting enhanced stress tolerance of the treated cells. Based on these results, the Company worked with the University of California-Irvine to develop a multi-faceted pre-clinical study of the effects of Zeatin and two new classifications of cytokinins (sourced through the Institute and pre-screened at our dedicated laboratory in Denmark) code named AK801 and PRK124. The study was conducted over a three week period at the University’s Department of Dermatology using the hairless mouse model, which is designed to evaluate new compounds for safety and efficacy in the potential treatment of skin anti-aging and to investigate the mechanisms by which they affect the skin aging process. The study evaluated three groups of mice that received daily applications of Zeatin, AK801 and PRK124, respectively, versus a “placebo control” group that received applications of only the topical vehicle and a “therapeutic control” group that received topical tretinoin 0.05%, tradenamed Renova®, the only prescription drug approved for anti-aging in the United States. The “therapeutic control” group exhibited significant skin irritation and thickening of the dermis and epidermis and a significant decrease in skin conductance, a measure of moisture retention, while the groups treated with Zeatin, AK801 and PRK124 showed very low levels of skin irritation, equivalent to the placebo, and significant increases in skin moisture content compared to both the “placebo control” and “therapeutic control” groups. In addition, an absence of thickening of the dermis and epidermis also was equivalent to the “placebo control” group over the three week treatment period. Additional testing is underway in preparation for submissions to the institutional review board of the laboratory selected for full clinical studies, which are expected to begin by mid-2005.

Our research and development expenditures amounted to $1,504,000, $1,560,000 and $1,332,000 for 2004, 2003 and 2002, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Under the terms of our skincare license agreements, our licensees are responsible for gaining product marketing approvals where required for the technologies covered by the licenses.

We expect research and development spending for our skincare segment to continue to increase as we accelerate development of our pipeline of proprietary technologies, although we expect that a portion of the overall research and development effort behind our licensing business will continue to be absorbed by our existing and future commercial partners.

Research and Development expenditures associated with our sexual dysfunction products are expected to significantly decline in fiscal 2005, as under the terms of our license with Ardana Bioscience Ltd. it has undertaken responsibility for any further clinical trials and regulatory filings to progress with the Mutual Recognition Procedure (“MRP”) in Europe and prepare for discussions with the U.S. FDA.

Marketing and Manufacturing

Marketing

Consistent with our strategy of building a high-margin revenue stream, virtually all of our current Kinetin revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. We expect to maintain this business model in the case of emerging products in our Skincare Segment for those channels of trade for which a broad-based sales and distribution network is necessary, although we expect to develop our own distribution capability within certain channels which can be efficiently serviced without such infrastructure.

In the case of Invicorp and Reliaject, we have determined to seek alliances with companies having the appropriate technical, sales and distribution infrastructure to assume regulatory responsibility and assure effective market penetration.

Manufacturing

Most of our existing licenses for core products in the Skincare Segment grant our licensees the right to manufacture as well as market licensed products. In the case of those licenses which grant only marketing rights or require the licensee to produce and package product from Senetek-supplied bulk, we contract with third parties for the manufacture and/or filling and labeling of the skincare products covered by such licenses. While we rely on particular suppliers for the raw materials and componentry used in the manufacture of such products we do not anticipate any problems with supply of such materials. We have licensed a third party to manufacture and sell the monoclonal antibodies produced from the cell lines licensed to us.

With regard to our ED medication, Invicorp, the active ingredients, VIP and PMS, are currently available from suppliers in quantities believed to be adequate for the Company’s requirements following marketing approval in Europe. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. We believe that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although the Company could experience regulatory delays associated with qualifying the new active ingredient manufacturers.

Competition

The bulk of our current revenues are derived from licenses to manufacture and/or market products containing our patented Kinetin ingredient, with smaller amounts being derived from agreements for the manufacture and sale of monoclonal antibodies used in research and from “named patient” sales of Invicorp in England. While our patents and patent licenses currently protect us from competition from sales of products within the specific scope of our patents and license rights, many companies are engaged in the development and marketing of products competitive with our patented and licensed products. Regarding our ED products, all necessary governmental marketing approvals have been obtained and Invicorp has been commercially launched only in New Zealand. Assuming such approvals are obtained we or our commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject®, Edex® and Muse®, respectively, although we believe Invicorp offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, we consider Invicorp to be complimentary to rather than competitive with these oral therapies as it addresses the needs of patients for whom the oral therapies are not effective or well-tolerated.

The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. We compete and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of our existing or potential competitors have substantially greater financial, technical and human resources. Our commercial competitors have the capability and resources to develop or acquire and market products that compete with our existing and planned products, and the timing of the market introduction of our own and our competitors’ products will be important competitive factors affecting our future results.

We cannot predict the extent to which any of the products we are currently developing, including Invicorp and Reliaject, will become commercially viable. Assuming that these products are approved for sale in the countries in which approvals would be sought, we believe that competition for Invicorp will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset and third party reimbursement while competition for Reliaject will be based, among other things, on price, entry into additional therapeutic categories and marketing acumen. Our competitive position and ability to remain viable in the future also depends upon our ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. We expect competition to intensify in all fields in which we are involved.

Government Regulation

General

The research, pre-clinical development, clinical trials, manufacturing and marketing of the products comprising our Pharmaceuticals Segment are subject to extensive regulation, including pre-marketing approval requirements, of the FDA and equivalent foreign regulatory agencies. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. Furthermore, regulatory agencies may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage during product development that may affect approval, delay an application, or require additional expenditures. Accordingly, we cannot assure that clinical trials related to any products currently in development will be completed successfully within any specified time period, if at all, or that pre-marketing approvals based on such trials will be granted.

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

Senetek’s Investigational New Drug application to the FDA for Invicorp was withdrawn. Under the terms of our license agreement with Ardana Bioscience Ltd., it has agreed to prepare for and request (currently by mid-June 2005) a meeting with the FDA to discuss reinstatement of the Investigational New Drug application and the clinical trials and other support that would be required for approval, but Ardana has no obligation to enter into a license for the United States and pursue FDA approval.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of over-the-counter drug products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued “monographs”. These regulations cover sunscreen products, including the Company’s Kinetin Plus Age Defiant® lotion with SPF 15 and lip balm, which must comply with applicable monograph requirements. Currently, such regulations do not apply to non-drugs, including the other products in our Kinetin Plus Age Defiant line or the current products of our domestic licensees, though the FDA does regulate issues such as labeling and has the power to seize products found to be mislabeled or adulterated.

There can be no assurance that the Federal Food, Drug and Cosmetics Act or the regulations thereunder will not be changed so as to increase the pre-marketing approval and pharmacovigilence requirements for products subject to regulation as drugs or to subject non-drug products to increased regulation.

Product Approval-Other Countries

Marketing of pharmaceutical products in other countries requires regulatory approval from the notified bodies in each particular country. The current approval process varies from country to country, and the time to approval may vary from that required for FDA approval, although the review of clinical studies by regulatory agencies in foreign jurisdictions to establish the safety and efficacy of the product generally follows a similar process to that in the United States. Similarly, non-pharmaceutical products generally are not subject to pre-marketing approval requirements in foreign countries although they are regulated in a manner similar to the United States and, in the case of certain countries such as Japan, such products may require reformulation to remove ingredients, such as certain preservatives, not considered acceptable by the particular country.

Invicorp was approved for marketing in Denmark in July 1998 and renewed in May 2003. In June 2000 the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp in New Zealand. In October 2000, the United Kingdom Medicines Control Agency granted a Marketing Authorization for a modified formulation of Invicorp in the United Kingdom, where it is currently sold to physicians for prescribing on a “named patient” basis. An application for Marketing Authorization Approvals under the European Mutual Recognition Procedure (“MRP”) has been initiated, with Denmark being selected as the Reference Member State. Following Denmark’s approval of the MRP dossier for Invicorp and release of translated copies to those Member States selected to receive it, such Member States will have a period in which they may review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization. No assurance can be given as to the number of Member States that will ultimately authorize marketing following release of the MRP dossier.

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

In the United States, government-funded and private insurance programs reimburse or pay directly all or a portion of the cost of many medical treatments, prescription drugs and medical devices. The U.S. Health Care Financing Administration (“HCFA”) sets reimbursement policy for the Medicare program in the United States, and has established a national coverage policy for the diagnosis and treatment of ED in Medicare beneficiaries. Private insurance coverage for ED treatment, however, varies widely across the United States, and the introduction and popularity of Pfizer’s Viagra® resulted in some plans establishing broad coverage exclusions for ED treatment. It is not clear whether such plans would include injectable therapy for moderate to severe ED within the same exclusion as these oral therapies.

Outside of the United States, most third-party reimbursement programs are governmentally funded. In some countries, no reimbursement currently is made for ED therapy, while other countries limit the amount of reimbursement or require that ED treatment is related to specific other medical conditions. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Restrictions on the pricing of Invicorp could adversely affect the profitability of the Pharmaceuticals Segment.

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our royalty-driven business model and that trademarks are also of significance. Our policy is to file patent applications to protect inventions and improvements considered important to the development of our business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. Typically, U.S. patents expire 17 years after the grant date and foreign patents expire up to 20 years after filing of the patent application. As of December 31, 2004 we held approximately 87 issued patents, including patents covering certain combinations of active ingredients for the treatment of ED, granted in 18 countries and pending in 16 other countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 26 countries and pending in eight other countries, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 15 countries, and autoinjector patents for the delivery of therapeutic ingredients, granted in 20 countries and pending in seven other countries. In January 2003 we were assigned a United States patent for the use of a class of cytokinins (including Kinetin) in the treatment of inflammatory diseases.

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

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by us to protect our patents or brought by a third party challenging such patents, are time-consuming, disruptive of management and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of any portion of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that we could be exposed to costs which could have a material adverse effect on our business even if we were successful in enforcing our patents against an infringer or successful in defending against proceedings to invalidate our patents or proceedings alleging breach by us of a third party’s patents. Additionally, if we were unsuccessful in proceedings challenging our patents, third parties licensed by us under those patents might seek to terminate such licenses and cease paying royalties. If we were unsuccessful in defending against a claim that we had infringed a third party’s patent, even unknowingly, we could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Additionally, because of our relative lack of financial and management resources, we could be less able than our competitors to bear such risks.

Employees

As of December 31, 2004, we had eleven full-time employees and one part time employee, comprised of one employee located in our office in St. Neots, United Kingdom, two employees at our research facility in Denmark, and nine persons at our Napa, California headquarters.

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

Limited Product Portfolio and Relatively Fixed Revenue Stream.    Substantially all of our current revenue base is derived from license fees, which are amortized into income over the terms of the licenses, or royalties earned on licensees’ sale of such licensed products, which generally are paid quarterly. In addition, part of current revenues reflect the royalties received from Signet on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream could be substantially curtailed, and if RFMH’s patents were successfully challenged or the State of New York ceased supporting the Foundation, our sublicense royalties from Signet would be reduced or eliminated. Additionally, our present licensee revenue stream is tied to our licensees’ sales of licensed product and accordingly is limited to the growth in their sales of licensed products, unless new territories are added to existing licenses or licenses are signed with new licensees. Should we be faced with significant cash requirements in excess of our internally generated funds, our capital resources might be inadequate to fund our capital needs, as described below. Although the Company is confident in its ability to increase its royalties from new and existing license agreements, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to negotiate a new license and achieve new product launches, make it difficult for us to significantly increase our revenue is a short time frame.

Concentrated Revenue Base.    In 2004, four of our licensees, Valeant, Signet, The Body Shop and Revlon, accounted for 27%, 17%, 16% and 12%, respectively, of our total revenue and 44%, 26%, 1% and 16%, respectively, of our year-end net trade receivables. During January and February 2005, approximately 90% of the above mentioned accounts receivable were collected in full, and while we have no security for payment of such trade receivables, we believe that all of these customers are credit-worthy and committed to fully performing their license obligations. Nevertheless, should any of these customers cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected. Additionally, included in 2004 revenue is $1.6 million related to the OMP settlement, of which $1.5 million is a one time settlement payment. The Company will continue to receive quarterly royalties from OMP until approximately $400,000 of additional royalties are received. The level of OMP royalty income, which approximated 21% of total revenue in 2004, will be substantially less in future years.

Reliance on Other Organizations for Research and Development, Sales and Marketing Functions.    We rely on a number of significant collaborative relationships for a large part of our research and development, sales and marketing. The collaborations with Valeant, The Body Shop, Revlon and other licensees and our research collaborations pose a number of risks including our inability to control whether our counter-parties will devote adequate resources to their efforts or fully perform their contractual undertakings, failure of which could lead to delays in commercializing products, revenue curtailment and the expense and management distraction of dispute resolution.

Limited Capital Resources.    As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of our indebtedness is from a single note financing pursuant to agreements under which the note holders have substantial control over our ability to incur additional debt, sell equity or dispose of assets, substantially all of which are pledged as security for our borrowings under this financing. In the event that we are unable to fund continued product development and governmental marketing approvals of our pharmaceutical products or such unbudgeted expenses as the defense of our position in patent litigation through our operating cash flow or by raising additional cash through equity offerings, we would currently be largely dependent upon the willingness of the existing noteholders to provide additional funding, and if we were unable to arrange for funding upon acceptable terms or to repay this debt from other sources, our business could be materially adversely affected. Our significant reduction in the amount of this indebtedness in 2004 has not eliminated any of these rights of the holders of the remaining debt, although it has made more feasible the repayment of the remaining debt from funds generated by other financings or from operations. In the event that we are required to obtain equity financing to replace this indebtedness, such financing may result in the substantial dilution of stockholders’ interests and may result in future investors being granted rights superior to those of existing stockholders.

Fluctuating Operating Results and American Depository Shares (‘ADS”) Price.    Our operating revenues are largely dependent upon the growth and cyclicality of our licensees’ Kinetin businesses, and have fluctuated in the past and are likely to do so in the future. Because many of our expenses are relatively fixed in the short-term, our earnings will decline if revenue declines in a given quarter. Such declines could result from delays in recognizing revenue or for other reasons. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In future quarters, our operating results could be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

Delisting of ADSs.    The market price of Senetek’s ADSs declined significantly following announcement of our results of operations for 2003, which generated a significant loss as a result of a number of factors, many of them non-recurring or non-cash in nature. In August 2004 the Listing Qualifications Division of The Nasdaq Stock Market, Inc. notified Senetek of its decision to delist Senetek’s American Depositary Shares from the Nasdaq SmallCap Market due to non-compliance with the minimum continued listing standards set forth in Marketplace Rule 4320(e)(2)(B), which requires a market value of listed securities of at least $35 million, or net income from continuing operations of at least $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or shareholders’ equity of $2.5 million. Senetek appealed the Staff’s determination to a Listing Qualifications Panel of Nasdaq, which had the effect of staying the delisting of the Company’s securities pending the Panel’s decision, but following an oral presentation by Company management, the Panel upheld the Staff’s determination. While Senetek further appealed the delisting decision to Nasdaq’s Listing and Hearing Review Council (which appeal is still pending), this action did not further stay the delisting, which became effective November 10, 2004. Senetek ADSs were immediately eligible to trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SNTKY.OB,” but the Company believes that the subsequent further declines in the ADSs’ market prices is in part attributable to the Nasdaq delisting, that this depressive effect may continue so long as Senetek ADSs are traded on the OTCBB, and that no longer being listed on a national stock market may negatively impact prospects for a successful equity financing should such become necessary. Senetek intends to seek either to regain its listing on the Nasdaq SmallCap Market or to list on the American Stock Exchange as soon as the Company achieves eligibility under applicable initial listing standards, but there can be no assurance of the timing or success of such efforts.

Acquisition-Related Risks.    In July 2004 Senetek’s Board of Directors unanimously approved retaining Tri-Artisan Partners LLC, a New York-based merchant bank, to assist the Company in expanding and diversifying its portfolio of proprietary technologies within its core businesses of skin care and dermatologicals, through synergistic corporate acquisitions using the Company’s securities. On October 27, 2004 the Company and IGI, Inc. announced the signing of a non-binding letter of intent for an acquisition of IGI by Senetek that would result in Senetek shareholders receiving 60% of the shares of a newly formed holding company and IGI shareholders receiving 40%, and on January 14, 2005 Senetek announced a revised offer under which shareholders of the two companies each would receive 50% of the shares of the new holding company. This offer expired by its term on

February 28, 2005. Completion of any such transaction would be subject to numerous contingencies, including satisfactory completion by each company of its due diligence review of the other, approval of definitive terms by each Board of Directors, negotiation and execution of definitive agreements, and approval by each company’s shareholders. Furthermore, completion of any significant business acquisition by Senetek would involve substantial risks, including that the Company’s small management cadre would be diverted from the operating needs of Senetek’s business, that the professional fees of attorneys, accountants, proxy solicitors and others incurred in executing such a transaction would divert needed financial resources from the Company’s business, that these expenses and the costs of integrating the two companies’ assets and operations could result in dilution of earnings, at least in the short term, and that management might be unable successfully to achieve the synergies from the combination of the two companies upon which forecasts of longer term incremental earnings were based.

There is also a risk, particularly for so long as our ADSs’ market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company’s ADS holders of fair value of their interests in the Company. The English Companies Act, under which Senetek is incorporated, does not permit adoption of so-called defensive provisions in a company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company’s Board of Directors on behalf of the Company’s shareholders.

Intellectual Property and Enforcement.    Our success will depend in part on our ability to obtain and maintain meaningful patent protection for our technologies, both in the United States and in other countries. We rely on our issued patents and pending patent applications in the United States and in other countries to protect our intellectual property and our competitive position. We cannot assure that any of the currently pending or future patent applications will issue as patents, or that any patents issued to us will not be challenged, invalidated or held unenforceable. Further, we cannot assure that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We enter into confidentiality agreements with our employees, consultants and prospective commercial partners upon commencement of a relationship, but we cannot assure that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information.

Our commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses pursuant to which we practice our technologies. We believe that we do not infringe third parties’ patents or other rights but cannot assure that we will not be found in the future to infringe these or other proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we will be forced either to defend or enter into license arrangements with them. The expenses of such defense could divert funds from needed investment in our business, but we cannot assure that we could enter into licenses on commercially reasonable terms to avoid such expense. Further, an adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Regulation by Government Agencies.    The production and sale of pharmaceutical products is highly regulated. Our ability and the ability of our partners to secure regulatory approval for our products and to continue to satisfy regulatory requirements will determine our future success. We may not receive required regulatory approvals for our products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the Danish Medicines Agency, which is Reference Member State for the European Union Mutual Recognition Procedure, and the Medicines and Healthcare Regulatory Agency in the United Kingdom, must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We can give no assurance that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop.

New Product Pipeline.    As a result of regulatory and competitive uncertainties, along with potentially limited funding sources, no assurance can be given that new products can be successfully developed and marketed. We have a pipeline of new products and new indications for existing products in development, however success in developing and obtaining marketing approvals for these products and locating an appropriate licensee, to the extent required, is essential to the success of our business plan.

Competitive ED Therapies.    There can be no assurance that new ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that our injection therapy will in fact gain acceptance. Oral medications currently represent substantially all of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. We believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, but there can be no assurance of this.

Research and Development.    Our field is characterized by extensive research efforts. Our research could prove unproductive. Furthermore, other companies could engage in research or development which renders our programs superfluous or obsolete. Other companies with which we compete generally have substantially greater financial resources to undertake additional and more effective research. In particular we face intense competition for the discovery and development of ingredients to address signs of photoaging and other skincare conditions from large, global companies with far greater research, development and marketing resources than ours, and there can be no assurance that our existing products or new products developed for our Skincare Segment will maintain market acceptance in competition with existing and new offerings of our competitors.

Potential Product Liability.    During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, if granted, there can be no assurance that we will not be subject to liability from the use of our products, or that our product liability coverage will be adequate to protect against future claims. Management intends to have third parties manufacture and distribute our products and require that they maintain liability cover in order to lessen our liability. However, we cannot assure that this result will be effective.

Management Infrastructure.    We currently employ 12 people, and have a very small, though we believe highly qualified and motivated, management team. Should we lose any management resources and be unable to attract high caliber replacements to continue implementing our business plan, we could be materially adversely affected. There can be no assurance that we will be able to staff our requirements in a manner adequate to support our planned future growth.

ITEM 2—PROPERTIES

We lease approximately 31,000 square feet in Napa, California for our headquarters. The headquarters facility includes approximately 7,300 square feet of manufacturing space and 23,700 square feet of research, marketing and administrative space. The lease for the Napa facility expires in December 2007. We also lease 900 square feet of office space in St. Neots, United Kingdom, under a 5-year lease with a 3 month rolling break option. The Company expects to terminate the lease in the United Kingdom in mid 2005. During October 2003, the Company entered into a quarterly lease agreement at a business park adjacent to Aarhus University in

Denmark for approximately 2,000 square feet. The facility is used for research and development and was renovated and equipped in 2004. The lease requires quarterly payment and can be cancelled by giving 3 months notice.

ITEM 3—LEGAL PROCEEDINGS

On April 11, 2003, the Company filed lawsuit against OMP in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment, and on October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an up front payment of $1.5 million in April 2004 and is to receive an additional $500,000 of quarterly royalty payments based on sales in Japan of skin care products containing Kinetin under the Obagi name. Through December 31, 2004, the Company had earned $104,000 of the total $500,000.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations (“Eagle-Picher”) alleging that the Defendants failed to perform under an April 1998 agreement pursuant to which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. In September 2004, the Company entered into a settlement agreement with Eagle-Picher under which in December 2004 the Company received a lump sum payment of $235,000 in release of all claims.

In the course of responding to a document request in April 2003 as part of an unrelated Securities and Exchange Commission (“SEC”) investigation focused on a firm not affiliated with the Company, the Company became aware of certain documents suggesting that during 2002, Company executives might have supplied non-public financial information to two securities analysts in an effort to correct draft research reports that contained information the executives considered overly-optimistic. The Board of Directors appointed an independent Committee of non-management Directors which engaged outside securities counsel to conduct a full internal investigation and in June 2003 voluntarily reported the results to the Commission’s office conducting the unrelated investigation. In March 2004, the Securities and Exchange Commission staff sent to the Company’s legal counsel a letter advising that the staff was considering recommending commencement of a proceeding alleging violations of Section 13(a) of the Securities Exchange Act of 1934 and Commission Regulation FD, and inviting the submission of a response. The independent Committee and the Committee’s counsel responded, and in September 2004, the Company reached an agreement with the Commission in settlement of the SEC inquiry under which, without admitting or denying the findings of the SEC, Senetek consented to the entry of an order by the SEC finding that Senetek’s communication of the information to the analysts without simultaneously or promptly releasing the information to the public violated Regulation FD, and ordering Senetek to cease and desist from causing future violations of Regulation FD. The SEC order notes that in determining to accept Senetek’s offer of settlement, the SEC considered the remedial acts promptly undertaken by Senetek and the cooperation afforded by Senetek to the staff of the SEC. The SEC took no action against any individual at Senetek and imposed no monetary penalty.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2004 the Company conducted its Annual General Meeting related to fiscal 2003. At the meeting, the shareholders approved the re-election of directors Uwe Thieme and Andreas Tobler. Continuing as directors for the Company but not subject to re-election were directors Frank Massino, George Fellows, Kevin McCarthy, Anthony Williams and Dr. Franklin Pass. Subsequent to the annual general meeting Mr. Fellows and Mr. McCarthy resigned as directors.

The following will summarize the matters that were put to vote at the annual general meeting and the vote received.

Summary of Matters Submitted for Shareholder vote	Votes For	Votes Against	Abstain and Broker non-votes
Re-elect Uwe Thieme as Director	32,859,705	434,065	61,399

Re-elect Andreas Tobler as Director	32,910,499	315,703	128,967

To receive the Company’s annual accounts for the financial year ended December 31, 2003 together with the last director’s report and auditors’ report on those accounts, and to approve the last directors’ remuneration report	32,924,884	287,553	142,732

To appoint BDO Seidman, LLP and BDO Stoy Hayward as the Company’s independent auditors for the financial year ending December 31, 2004 at a remuneration determined by the directors.	33,014,941	226,054	114,174

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our Ordinary shares. Senetek American Depositary shares (each representing one Ordinary share and evidenced by one American Depositary Receipt) began trading on the over-the-counter market in the United States in November 1984 were traded through The NASDAQ Smallcap Market from May 1986 through November 10, 2004. On November 10, 2004, the Company’s Common Stock was delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SNTKY.OB” The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The depository for these shares is the Bank of New York.

The following table sets out the range of high and low closing bid prices for the American Depositary shares during each quarter of our two most recent fiscal years, as reported by the NASDAQ Smallcap Market through November 10, 2004. For the period following November 10, 2004 the table sets forth the high and low bid prices per share for the American Depositary Shares as reported to the NASD by the NASD’s member firms.

Fiscal Year Ended December 31, 2004

	HIGH	LOW
QUARTER ENDED:
March 31	$1.15	$0.44
June 30	0.98	0.57
September 30	0.58	0.28
December 31	0.38	0.23

Fiscal Year Ended December 31, 2003

	HIGH	LOW
QUARTER ENDED:
March 31	$0.71	$0.47
June 30	0.65	0.40
September 30	0.65	0.37
December 31	0.57	0.38

As of March 24, 2005 there were approximately 210 holders of record of our Ordinary shares, and approximately 1,400 holders of record of American Depositary shares. The bid price of American Depositary Shares at March 24, 2005 was a high of $0.26 and a low of $0.25

Dividends.    Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the Ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of $90,986,000 at December 31, 2004. Accordingly, the

Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet.

Taxation

The following discussion describes the material US Federal income tax and UK tax consequences of the purchase, ownership and disposition of our shares or ADSs (evidenced by American Depository Receipts (“ADRs”)) for beneficial owners:

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

New Income Tax Convention

The United States and the United Kingdom have recently concluded a new income tax convention (the “New Income Tax Convention”). The New Income Tax Convention has been ratified by the competent authorities in both countries. The New Income Tax Convention is effective:

•	in respect of US or UK withholding taxes, for amounts paid on or after May 1, 2003;

•	in the US, in respect of other taxes, for taxable periods beginning on or after January 1, 2004;

•	in the UK, for individuals from April 1, 2004; and

•	in the UK, for corporations from the first financial year beginning on or after April 1, 2004;

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

Taxation of Dividends

We have not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs of the payment of dividends in light of the Company’s present inability to pay dividends. As noted above, pursuant to the English Companies Act of 1985 a company may not pay a dividend while it has an accumulated deficit. As of December 31, 2004, the Company’s accumulated deficit is approximately $91 million.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,321,500		$1.31	1,309,625
Equity compensation plans not approved by security holders	60,000	(1)	1.50	298,926	(2)

Total	6,381,500		$1.31	1,608,551

(1)	Options were issued outside of a formal option plan and have a seven year life and an exercise price equal to the fair market value of the Company’s stock on the date of grant. 200,000 of these options expired in mid 2004 and the remaining 60,000 expire in early 2005.
(2)	Represents the number of ordinary shares that will be issued in 2005 in connection with the Deferred Compensation Plans that were terminated at December 31, 2004. See Note 15d to the financial statements for a description of the Plans.

ITEM 6—SELECTED FINANCIAL DATA

The selected consolidated statements of operations data presented below for each of the years in the three-year period ended December 31, 2004 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from and should be read in conjunction with our audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 have been derived from the audited consolidated financial statements contained in our annual reports to shareholders. The presentation of consolidated balance sheet data below for all periods presented reflects a reclassification of accrued compensation on stock option grants to share premium in stockholders’ deficit.

In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, which became effective July 2000, we changed our accounting principles for the recognition of stock compensation expense for our non-executive directors. We have non-executive directors within the scope of Accounting Principles Bulletin (“APB”) No. 25 and have reported the cumulative effect of changing to this new accounting principle in net income for the period of the change. This change in accounting principle increased net income in 2000 by $1,038,000.

	Year ended December 31,
	2004	2003	2002	2001(1)	2000(1)
	($ in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$7,550	$8,226	$9,409	$8,453	$3,534

Income (loss) from continuing operations before change in accounting principle and discontinued operations	(862)	(5,068)	847	(19)	(5,917)
Discontinued operations	1,428	74	694	404	225
Cumulative effect of change in accounting principle	—	—	—	—	1,038

Net income (loss)	$566	$(4,994)	$1,541	$385	$(4,654)

EARNINGS PER SHARE:
Basic and diluted income (loss) from continuing operations before extraordinary loss on extinguishment of debt, change in accounting principle, and discontinued operations	$(0.01)	$(0.09)	$0.02	$—	$(0.10)
Discontinued operations	0.02	—	0.01	0.01	—
Cumulative effect of change in accounting principle	—	—	—	—	0.02

Basic and diluted net income (loss) per Ordinary share outstanding	$0.01	$(0.09)	$0.03	$0.01	$(0.08)

(1)	Fiscal years 2000 and 2001 have been reclassified to account for the discontinued operations in 2002. See Note 13 to the consolidated financial statements.

	As of December 31,
	2004	2003	2002	2001	2000
	($ in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$8,443	$4,627	$10,114	$8,809	$8,005

Long Term Liabilities	$7,341	$4,111	$7,990	$8,028	$8,828

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                  RESULTS OF OPERATIONS

General

Senetek is a life sciences-driven product development and licensing company focused on the high growth market for dermatological and skincare products primarily addressing photoaging and age-related skin conditions. Senetek’s patented compound Kinetin, from which we generate the majority of our revenue, is a naturally occurring cytokinin that has proven effective in treating the appearance of aging skin. Senetek has licensed Kinetin to leading global and regional dermatological and skin care marketers including Valeant, The Body Shop and Revlon. Senetek works with leading researchers at the University of Aarhus, Denmark and also is collaborating with the Institute of Experimental Botany, Prague, and to a lessor extent with Beiersdorf AG, Hamburg, to identify and evaluate additional new biologically active compounds for the dermatological and skin care field. Senetek relies on collaborations with it licensees and with research organizations to generate substantially all of the Company’s sales and to perform research and development. The Company considers this business its Skincare Segment and the Company intends to emphasize the operations of this business in 2005, including spending additional research and development funds.

The Company also has developed and patented an intracavernous injection therapy (Invicorp) for the treatment of erectile dysfunction and a compact, disposable, fully automatic, pre-filled injection system (Reliaject). Our license agreement with RFMH and sales and marketing agreement with Signet provide us royalties on the sale of monoclonal and polyclonal antibodies used for research on various diseases including Alzheimer’s Disease. The Company considers this particular business part of its Pharmaceutical Segment. The Company is actively seeking business partners to assist with the financial and technical requirement of its sexual dysfunction and drug delivery business. In June 2004 the Company entered into an exclusive agreement with Ardana Bioscience Ltd, a privately-held specialty pharmaceutical company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp in the European Union and European Free Trade Area. Ardana is not initially planning on using the Reliaject in connection with the sale of Invicorp and the Company continues to actively pursue a partner for alternative uses of this specialized drug delivery equipment. The Company currently generates substantially all its revenue in the Pharmaceutical Segment from royalties from monoclonal antibodies while the majority of its research and development expenditures in the Pharmaceutical Segment have related to Invicorp. During 2004 the Company contributed to the expense of certain product stability studies of Invicorp conducted by Ardana. In 2005, the Company expects to scale back the research and development expense associated with Invicorp.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Material Changes in Financial Condition

During the year ended December 31, 2004, our liquid position, represented by cash, cash equivalents and short term investments increased by $3,335,000 to $4,522,000. The improvement in cash and short term investments was primarily the result of the $1.5 million OMP settlement, receipt of $5 million from Valeant related to an amendment to its license agreement, $1.4 million from the settlement of the USITC transaction, receipt of $625,000 from the exercise of Series D warrants, and receipt of $235,000 from the Eagle-Picher settlement, offset by lower revenues from Valeant and Revlon, higher legal fees including over $600,000 incurred in connection with the OMP settlement and repayment of $1.6 million of notes payable. As a result of these transactions, our current ratio at December 31, 2004 had improved to 2.55 compared to .74 at December 31, 2003.

Significant Trends

	2004	2003	2002
	($ in thousands)
Revenues	$7,550	$8,226	$9,409
% Change from prior years	(8.2)%	(12.6)%	11.3%
Operating Income (Loss)	$(125)	$(3,487)	$2,281
Net Income (Loss)	$566	$(4,994)	$1,541
Current Ratio	2.55	.74	3.18
Increase (Decrease) in Cash and Short Term Investments	$3,335	$(2,385)	$1,758
Principal Payments on Debt	$1,630	$2,530	$20

RESULTS OF OPERATIONS

Our operations are carried out in the areas of monoclonal antibodies, pharmaceuticals development and drug delivery systems development (the “Pharmaceuticals Segment”) and the supply of proprietary skincare products (the “Skincare Segment”) to licensees.

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Operating Income (Loss) from Continuing Operations:
Pharmaceutical Segment:
Revenues:
Product Sales	$30	$27	$27
Royalties	1,318	926	1,034

Total Revenues	1,348	953	1,061
Cost of Sales	715	274	295

Gross profit	633	679	766
Operating Expenses:
Research & Development	775	958	1,161
Administration, Sales and Marketing	2,358	2,949	2,402
Impairment Charge	—	2,451	—

Total Operating Expenses	3,133	6,358	3,563

Loss from operations	$(2,500)	$(5,679)	$(2,797)

Skincare Segment:
Revenues:
Product Sales	$402	$3,959	$2,157
Royalties & License Fees	5,800	3,314	6,191

Total Revenues	6,202	7,273	8,348
Cost of Sales	341	1,127	697

Gross Profit	5,861	6,146	7,651
Operating Expenses:
Research & Development	729	602	171
Administration, Sales and Marketing	2,757	3,352	2,402

Total Operating Expenses	3,486	3,954	2,573

Income from Operations	2,375	2,192	5,078

Operating (Loss) Income from Pharmaceutical and Skincare Segments	$(125)	$(3,487)	$2,281

	2004	2003	2002
	($ in thousands)
Overall income (loss) from continuing operations before Taxation:
Pharmaceutical Segment:
Loss from Operations	$(2,500)	$(5,679)	$(2,797)
Interest Expense including Amortization of Debt discount	(930)	(1,584)	(1,442)
Other Income (Expense), net	171	—	(17)

Loss before Tax	$(3,259)	$(7,263)	$(4,256)

Skincare Segment:
Income from Operations	$2,375	$2,192	$5,078
Interest Income, net	35	3	38

Income before Tax	$2,410	$2,195	$5,116

Total Overall Income (Loss) from Continuing Operations before Taxation	$(849)	$(5,068)	$860

Administration, Sales and Marketing Expenses have been historically allocated equally to each Segment. For 2004, approximately $400,000 of legal fees has been specifically allocated to skincare and all other expenses have been allocated equally. For fiscal 2003, approximately $400,000 of marketing related costs, including the development of an infomercial, has been allocated to the skincare segment, all other administration, sales and marketing expenses have been allocated equally between the segments.

Revenues (Continuing Operations)

	Summary of Annual Revenue
	2004	% change in 2004	2003	% change in 2003	2002
	($ in thousands)
Segment
Skincare
Royalties from Licensing	$5,800	75.0%	$3,314	(46.5)%	$6,191
Product Sales	402	(89.8)%	3,959	83.5%	2,157

Total Skincare	$6,202	(14.7)%	$7,273	(12.9)%	$8,348

Pharmaceutical
Royalties on Antibodies	$1,318	42.3%	$926	(10.4)%	$1,034
Sales of ED Product	30	11.1%	27	0.0%	27

Total Pharmaceutical	$1,348	41.4%	$953	(10.2)%	$1,061

Total Revenue	$7,550	(8.2)%	$8,226	(12.6)%	$9,409

Substantially all of the Company’s current revenue base is derived from license fees and royalties on its patented Kinetin skin care ingredient and revenues on licensees’ sales of such licensed products. In addition, part of current revenues reflects the retained portion of royalties received from Signet on sales of monoclonal antibodies produced from cell lines licensed from RFMH that are not retained by Signet under the terms of the Company’s agreement with Signet. If the Company’s patents on Kinetin were successfully challenged and the Company’s Kinetin licensees sought to terminate their licenses, the Company’s revenue stream would be substantially curtailed, and if the RFMH’s patents were successfully challenged, the Company’s license agreements could yield substantially reduced royalties’ revenues. Additionally, the Company’s present revenue stream is tied to its licensees’ sales of licensed product and accordingly is relatively fixed by supply of product to meet consumer demand.

The 14.7% decrease in sales and royalties from skin care products during 2004 compared to 2003 was due to a $3.5 million decrease in product sales to Valeant only partially offset by a $1.1 million increase in Valeant royalty income, a decrease in royalties from Revlon of $690,000 offset by the $1.5 million of revenue from the OMP settlement and a $418,000 increase in royalties from The Body Shop. The majority of revenues are now royalties as a result of the amended license agreement, signed with Valeant in August 2003 (“the August 2003 Valeant amendment”) under which Valeant was permitted to manufacture its own products in exchange for paying a higher royalty rate. Valeant assumed manufacturing of its own products in the spring of 2004. Valeant purchased a high volume of product in 2003 as a precaution against manufacturing delays or other problems before they commenced manufacturing their own product in 2004. We expect our royalty revenues from Valeant and The Body Shop will continue to grow as they expand their product lines and geographical sales territories. Our royalties from Revlon are likely to continue to decline as their support of the product line containing Kinetin has been continuously declining as they focus on color cosmetics and less on skincare technology. The Company hopes to recoup its declining Revlon royalty revenues from other licensees such as Ferrosan. Although the Company is confident in its ability to increase its royalties from new and existing license agreements, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to negotiate a new license and achieve new product launches, make it difficult for us to significantly increase our revenue is a short time frame.

The 42.3% increase in sales of and royalties on pharmaceutical products was due to the amendment to our agreement with Signet, effective April 2004, related to sales and marketing of diagnostic monoclonal and polyclonal antibodies. Under the new agreement with Signet, which was intended to create added incentives for Signet to increase sales, the Company expects to generate a more consistent quarterly royalty stream by accepting a lower royalty rate but on a larger revenue base. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. In connection with the amended Signet agreement, we are now responsible for a larger portion of the license fee due to RFMH. The new license agreement with Signet will result in higher revenue, but also a higher cost of sales. Our gross profit dollars on an annual basis from the revenue of antibodies is expected to be approximately the same after April 2004 as it was before that date, but our gross profit percentage will be lower after the amendment with Signet as compared to before. Additionally, our overall sales and gross profit could fluctuate as the sales of antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuation.

The 12.9% decrease in sales of and royalties on skincare products during the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 was due to a number of factors including the loss of OMP as a licensee. OMP had provided approximately $1.1 million in 2002 royalties, primarily the result of unamortized license fees being recognized as revenue when the contract terminated. There was no revenue from the Japanese market during the twelve months ended December 31, 2003 because of activities that were subject of the OMP settlement. The decrease in sales and royalties during 2003 compared to 2002 was also due to decreased royalties from Revlon. The decrease in Revlon royalty income of approximately $1,800,000 was primarily due to a lower average royalty rate resulting from Revlon’s reformulation of certain of its skin care products in 2003 to include its own patented active ingredient, which reduced our royalty rate but did not produce additional unit volume. Revlon also had lower unit sales compared to the prior year partially as a result of a significant product launch by Revlon in the second quarter of 2002 that was nonrecurring in 2003. The above mentioned reduction in revenues was partially offset by the increased product sales and royalty income from Valeant of approximately $1.6 million and increased royalty income from The Body Shop, both domestic and international, of approximately $300,000.

The 10.2% decrease in sales of and royalties on pharmaceutical products in 2003 compared to 2002 was due primarily to the timing of orders received. The sales of monoclonal antibodies follow sales patterns determined by project driven research organizations and are subject to fluctuations.

Cost of Sales

	Summary of Cost of Sales
	2004	% change in 2004	2003	% change in 2003	2002
	($ in thousands)
Segment
Skincare	$341	(69.7)%	$1,127	61.7%	$697
Pharmaceutical	715	160.9%	274	(7.1)%	295

Total	$1,056	(24.6)%	$1,401	41.2%	$992

As a % of Skincare Revenue	5.5%		15.5%		8.3%
As a % of Pharmaceutical Revenue	53.0%		28.8%		27.8%
As a % of Total Revenue	14.0%		17.0%		10.5%

Cost of sales for 2004, which includes contract manufacturing and royalty fees, was $345,000 lower than the comparable periods in 2003. Cost of sales as a percentage of revenue declined from 17.0% in 2003 to 14.0% in 2004. The decrease in actual cost of sales and an increase in our gross profit was due to significantly lower product sales in skincare which have a higher cost of sales compared to royalty revenue. The $786,000 decrease in the skincare cost of sales during 2004 was partially offset by an increase of $441,000 in the 2004 cost of sales associated with Pharmaceutical products, primary antibodies. The increase in the Pharmaceutical cost of sales was directly related to the amendment to the sales and marketing agreement with Signet and costs associated with the extension of the RFMH license agreement. While we expect our gross profit on the total sale of antibodies to remain relative consistent, our gross profit percentage for antibodies will be lower as a result of the amendment with Signet, which became effective April 1, 2004, compared to the gross profit percentage before the amendment. We typically earn a lower gross margin on product sales than we do on royalty income.

Cost of sales for the year ended December 31, 2003 was $1,401,000, an increase of $409,000 or 41.2% from the year ended December 31, 2002. Cost of sales as a percentage of sales was 17.0% for the year ended December 31, 2003 compared to 10.5% for the year ended December 31, 2002. The cost of sales expressed as a percentage of net revenues increased in 2003 compared to 2002 due to a higher percentage of revenue being from direct product sales of skin care products versus royalty income from skin care products. The increase in the cost of sales for products was directly correlated to the 83.5% increase in product sales during 2003, mostly all to Valeant. The decrease in the cost of sales associated with Pharmaceutical products was related to a decrease in Pharmaceutical Revenue during 2003 compared to 2002.

Research and Development

	Summary of Research and Development
Segment	2004	% change in 2004	2003	% change in 2003	2002
	($ in thousands)
Skincare	$729	21.1%	$602	252.0%	$171
Pharmaceutical	775	(19.1)%	958	(17.5)%	1,161

Total	$1,504	(3.6)%	$1,560	17.1%	$1,332

As a % of Skincare Revenue	11.8%		8.3%		2.0%
As a % of Pharmaceutical Revenue	57.5%		100.5%		109.4%
As a % of Total Revenue	19.9%		19.0%		14.2%

Skincare Segment

Research and development expenses in 2004 were $729,000 compared with $602,000 in 2003. The increase was the result of the establishment and commencement of our own dedicated research and development space in Denmark during the fourth quarter of 2004 and increased work on the testing of Zeatin. Additionally, during 2004 we incurred approximately $250,000 of capital expenditures related to the build out of the laboratory space and the purchase of certain testing equipment.

Research and development expenses in the year ended December 31, 2003 were $602,000 compared with $171,000 in 2002. The increase of $431,000 in 2003 compared with 2002 is mainly due to increased expenditures relating to the testing, evaluation and review of the new skin care compounds included in our proprietary Kinetin Plus line.

We anticipate that our research and development expenditures related to skincare products will increase in 2005 as we complete development of Zeatin and progress development of other new patented compounds. For fiscal 2005, we expect to spend approximately $375,000 on testing of Zeatin. We will continue to seek to use strategic commercial partners in order to leverage these expenditures.

Pharmaceutical Segment

Research and development expenses in 2004 were $775,000 compared with $958,000 in 2003. The decrease was directly attributed to our June 2004 license agreement with Ardana whereby it took increased responsibility for the regulatory progression of Invicorp. We continue to expect our research and development expenditures related to the Pharmaceutical Segment to decline as a percentage of total research and development costs.

Research and development expenses in 2003 were $958,000 compared with $1,161,000 in 2002. The decrease of $203,000 in 2003 compared with 2002 was primarily due to lower consulting fees related to regulatory filing requirements associated with Invicorp. Included in Research and Development for 2003 is a $141,000 inventory reserve related to write-off of specialized inventory components for our drug delivery equipment.

We expect future research and development spending for our sexual dysfunction products to decrease substantially based upon the Ardana agreement and other possible strategic relationships with companies that can assume the cost of obtaining the necessary regulatory approvals and market the product in the United States or other geographical areas.

We are continuing with minimal development of our drug delivery device, Reliaject, while we attempt to sell the equipment. The majority of our focus is pursuing strategic relationships with companies that can provide the requisite financial and technical support. The Company does not anticipate spending any significant research dollars on this product or on antibodies during 2005.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
Segment	2004	% change in 2004	2003	% change in 2003	2002
	($ in thousands)
Skincare	$2,757	(17.8)%	$3,352	39.6%	$2,402
Pharmaceutical	2,358	(20.0)%	2,949	22.8%	2,402

Total	$5,115	(18.8)%	$6,301	31.2%	$4,804

As a % of Skincare Revenue	44.5%		46.1%		28.8%
As a % of Pharmaceutical Revenue	174.9%		309.4%		226.4%
As a % of Total Revenue	67.7%		76.6%		51.1%

Administration, Sales and Marketing Expenses historically have been allocated equally to each Segment. For 2004, approximately $400,000 of legal fees has been specifically allocated to skincare and all other expenses have been allocated equally. For fiscal 2003, approximately $400,000 of marketing related costs, including the development of an infomercial, have been allocated to the skincare segment, all other administration, sales and marketing expenses have been allocated equally between the segments. Total administration, sales and marketing expense decreased from $6,301,000 in 2003 to $5,115,000 in 2004 as a result of reduced legal fees and related costs of $600,000 resulting from the settlement of certain legal matters in early 2004 and the elimination of approximately $400,000 of expenses incurred in 2003 related to Kinetin Plus product line.

For the years ended December 31, 2004, 2003 and 2002, the following Administration, Sales and Marketing expenses were incurred:

	2004	2003	2002
	($ in Thousands)
Expense Category
Payroll, Benefits and Consulting	$1,775	$1,815	$1,862
Legal and Other Professional Fees	1,674	2,281	1,027
Rent and Office Expenses	719	831	756
Insurance-Liability	387	313	336
Travel and Related	282	358	377
Advertising	—	293	—
Other	278	410	446

Total	$5,115	$6,301	$4,804

Skincare Segment

Administration, Sales and Marketing expenses totaled $2,757,000 for 2004 compared with $3,352,000 for 2002. The $595,000 decrease between 2004 and 2003 is primarily due to 2003 expenditures of approximately $400,000 related to our proprietary product line Kinetin Plus, including the creation, test marketing and production of an infomercial, website and order fulfillment network that were non-recurring in 2004, and to a lesser extent, reduced legal fees.

Administration, Sales and Marketing expenses totaled $3,352,000 for 2003, compared with $2,402,000 for 2002, respectively. The $950,000 increase between 2002 and 2003 is primarily due to increased legal fees associated with litigation matters that were ongoing during 2003 and approximately $400,000 spent related to our proprietary product line Kinetin Plus, including the creation, test marketing and production of an infomercial, website and order fulfillment network in 2003.

The Company expects Administration, Sales and Marketing expenses to decline in 2005 from the 2004 level as a result of anticipated continued reductions in legal fees. Legal fees could be substantially more than budgeted if we aggressively pursue activities related to mergers or acquisitions.

Pharmaceutical Segment

Administration, Sales and Marketing expenses totaled $2,358,000 for 2004, compared with $2,949,000 for 2003. The $591,000 decrease between 2004 and 2003 is primarily due to decreased legal fees associated with litigation matters that were ongoing during almost all of 2003 but were mostly resolved by the early part of fiscal 2004.

Administration, Sales and Marketing expenses totaled $2,949,000 for 2003 compared with $2,402,000 for 2002. The $547,000 increase between 2002 and 2003 is primarily due to increased legal fees associated with litigation matters that were ongoing during 2003.

The Company expects Administration, Sales and Marketing expenses to decline in 2005 from the 2004 level as a result of anticipated continued reductions in legal fees. Legal fees could be substantially more than budgeted if we aggressively pursue activities related to mergers or acquisitions.

Impairment Charge

During the fourth quarter of 2003, the Company determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 ,”Accounting for the Impairment of Long Lived Assets”, that the specialized manufacturing drug delivery equipment known as Reliaject was impaired because the carrying value of the equipment was greater than the estimated fair value of $250,000. In making this decision, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and the financial condition of the Company. As a result, a non-cash impairment charge of $2,451,000 was recorded against the pharmaceutical segment. The asset is now separately classified on the balance sheet as “Asset Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser will likely need to resolve. During fiscal 2004, the Company actively worked with a specific company to sell the Reliaject. The Company had expected to have a transaction consummated by early 2005 and it continues to work with this potential buyer but is also actively pursuing other interested parties. Once a transaction is consummated, the Company is expected to have some ongoing involvement with the equipment, including the receipt of possible future royalties depending on the ultimate success of installing and utilizing the equipment.

Other Income and Expense

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants purchasing an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants, including making principal payments of $4.1 million. As of December 31, 2004, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The notes require semi annual payment of interest only until maturity and are secured by all assets of the Company. Interest may be paid in cash or in Ordinary shares of Senetek. See note 8 to the consolidated financial statements for additional information related to the terms of the notes payable.

The primary component of other income and expense is interest expense. Interest expense, including both cash based payments and amortization of the discounts on the notes payable, has continued to decline as a result of the approximately $4.1 million of principal that was paid between September 2003 and September 2004. Total interest expense was $930,000, $1,584,000, and $1,442,000 for 2004, 2003 and 2002, respectively. The amortization of the discount on the notes, which is included in interest expense, amounted to $515,000 for 2004 compared to $770,000 for 2003 and $864,000 for 2002. Also included in interest expense for the year ended December 31, 2003 is $277,000 related to the debt modification in September 2003. Our annual interest expenses related to cash payments due under the notes will continue to be approximately $280,000 until the notes mature in April 2007. The annual interest expense associated with the amortization of the notes payable discount will increase on an annual basis until the notes mature in April 2007 as a result of the use of the effective interest method.

Included in Other income (expense) for 2004 is a $235,000 legal settlement, net of approximately $45,000 legal fees incurred during the third quarter of 2004, from Eagle-Picher Technologies Inc. The $235,000 was received in December 2004.

Discontinued Operations

On December 31, 2002, we closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. (which are referred to hereafter as the “intellectual property”) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. We have accounted for this transaction as a sale of assets. Based on the prior history with the customer, the gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

During 2003 only $113,000 was paid and the amount was recognized as interest income. As a result of USITC’s noncompliance with the note agreement, during 2004 the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek was to receive total payments in 2004 aggregating $1,435,000 and a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During 2004, payments totaling $1,435,000 were received of which $435,000 of the payments were classified as interest income and $1 million was classified as a Gain on Sale of Operation.

Taxation

Refer to Note 12 to the Financial Statements for discussion of our net operating loss carry-forwards.

Liquidity and Capital Resources

As of December 31, 2004, our liquid position, represented by cash, cash equivalents and short term investments totaled $4,522,000, an increase of over $3.3 million from December 31, 2003. The improvement in cash was primarily the result of the $1.5 million OMP settlement, receipt of $5 million from Valeant related to an amendment to its license agreement, $1.4 million from the settlement of the USITC transaction, receipt of $625,000 from the exercise of Series D warrants, and $235,000 from the Chemsyn settlement, offset by lower revenues from Valeant and Revlon, higher legal fees including over $600,000 incurred in connection with the OMP settlement and repayment of $1.6 million of notes payable. As a result of these transactions, our current ratio at December 31, 2004 improved to 2.55 compared to .74 at December 31, 2003. Additionally, as a result of the amendment to the Valeant license agreement, the Company’s royalty payments from Valeant beginning in 2005 will be reduced by $250,000 per quarter in connection with the $5 million received. The continued strength of our balance sheet will depend upon our ability to increase our revenue base and maintain, if not reduce, our operating expenses. If this does not happen, our cash position and strong current ratio could quickly decline.

During fiscal 2005, the Company may have periods where additional working capital will be required. The level of our research and development expenditures in 2005 could be dictated by the availability of working capital. Many of our planned expenditures can be quickly scaled back if funds are not available. As a result of the Company receiving the majority of its revenue only on a quarterly basis, the Company might have periods of time when additional cash could be required. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs. Additionally, if a transaction is consummated, such as with IGI, that could adversely impact our cash position and accelerate our need for additional financing, although the exact impact of such a transaction cannot now be completely evaluated.

Because substantially all of the Company’s borrowings are from a small number of noteholders who have substantial control over the Company’s ability to incur additional secured debt or dispose of assets, substantially all of which are pledged as security for the Company’s borrowings, in the event that the Company is unable to fund through its operating cash flow or proceeds from the sale of equity securities, continued product development and governmental marketing approvals of its pharmaceutical products or such unbudgeted expenses as the defense of its position in patent litigation, it would currently be dependent upon these noteholders for additional funding, and if it were unable to arrange for funding upon acceptable terms, the Company’s business could be materially adversely affected.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases, whose details are outlined in the footnotes to the consolidated financial statements.

Based upon projected operating results for the year and the Company’s ability to manage discretionary expenditures, the Company presently believes it will have adequate cash in 2005 to fund operations. The Company is not anticipating any significant capital expenditures in 2005.

Contractual Obligations

The Company has contractual obligations only through 2007 to make future payments under its long-term note, non-cancelable lease agreements and employment contracts. The following table sets forth these contractual obligations:

	2005	2006	2007	Total
Notes payable—principal (8.5% fixed rate)	$—	$—	$3,289	$3,289
Other long term debt	30	8	—	38
Minimum rental commitments	443	380	407	1,230
Employment contracts	458	331	331	1,120

	$931	$719	$4,027	$5,677

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

Revenue Recognition

Revenue from the sale of the Company’s skincare products and of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee, Signet, on their sale of monoclonal antibodies are recognized based upon a percentage of actual Signet sales pursuant to the contract terms. After the contract was amended in

April 2004, Senetek shares in a greater percentage of the sales made by Signet up to $2 million and a lower percentage on Signet sales in excess of $2 million. Upfront License Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Royalty revenue is generally paid by the Licensee within 60 days of quarter end. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management’s estimates.

Impairment of Goodwill and Other Long-lived Assets

We assess the impairment of goodwill and other long-lived assets such as property and equipment and other intangibles whenever events or changes in circumstances indicate that the carrying value may not recoverable. Factors we consider important which could trigger an impairment review include the following:

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

We review the carrying value of the Company’s property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The determination of fair value is a critical and complex consideration when assessing impairment that involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments. The $2,451,000 Impairment Charge recorded in the fourth quarter of 2003 relating to the Reliaject equipment involved many estimates because of the specialized nature of the equipment.

Income Taxes

As a result of our historical losses, we have significant deferred tax assets that could be utilized if we generate future taxable income and are otherwise required to pay income taxes. However, pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of our net operating loss (“NOL”) carryover may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. We have not determined if such a change in ownership has occurred or the amount of the loss carryover limitation, if any. Additionally, the Company could be subject to Alternative Minimum Tax which limits its ability to offset taxable income with NOL carryovers. We believe that our current business model will ultimately lead to sustained profitability and that the deferred tax asset will have value, but due to our lack of profitable historical operating history, potential limitations on usage of operating losses and general uncertainty, we provided for a 100% valuation allowance against our entire deferred tax asset. Should our operating results and analysis of “change in ownership” provisions indicate that our profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, we will reverse all or a portion of our valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

Impact of Recently Issued Accounting Standards

In December 2004 the Financial Standards Accounting Board (“FASB”) issued SFAS 123R, “Share-Based Payment (revised 2004).” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the estimated impact in connection with reporting its second quarter 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force (“EITF “)Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since our existing debt is at a fixed 8.5% interest rate, our primary market risks include exchange rate variability between the pound sterling, Danish Kroner and U.S. dollar.

We believe that fluctuations in interest rates and currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations because of limited amount of transactions denominated in foreign currencies, accordingly we do not hedge this risk.

Foreign Currencies

We have operations in the United Kingdom and commencing in 2004, operations in Denmark. The functional currency is the pound sterling and the Danish Kroner. We follow currency translation principles established by SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities in the balance sheets of the UK operation are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of the UK operation are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of the UK operation are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the pound sterling exchange rate.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a)(1) and 14(a)(2) of Part IV of this Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A—CONTROLS AND PROCEDURES

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

December 31, 2004. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

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

During the quarter ended December 31, 2004, there were no changes to our internal controls over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We currently have five directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	57
Anthony Williams	Vice Chairman and Director	2003	58
Uwe Thieme	Director	1998	63
Andreas Tobler	Director	1998	54
Franklin Pass	Director	2002	67

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

Andreas O. Tobler was appointed a director in November 1998 and as Senetek’s Chief Operating Officer and Managing Director—Europe on October 1, 2002 until May 2004 at which time he became a consultant to the Company. Mr. Tobler is also CEO and Director of Napa Biosciences Inc, a company formed in March 2005 that is just commencing operations and will focus on prescription and over the counter dermatological products. Mr. Tobler is Managing Director of Technology Brain Source GmbH, a Swiss-based financial & technology advisory company which acted as a consultant to Senetek from January 2002 until October 2002. He is also Chairman of Online Capital Group, Inc., a US-Swiss based financial services company and a Director at Online Capital Inc. From 2000 to January 2002, Mr. Tobler acted as CEO of Mediphore-Biotechnologie AG, an Austrian based biotechnology company. Mr. Tobler held senior positions at Sector Communications, Inc. (1998–1999), Cornerstone Financial Corporation, New York (1996–1998), and Nextgen Communications Corp. (1991–1996). Mr. Tobler’s past experience also includes Managing Partner, Royal Trust Bank (Switzerland), Zurich (1988–

1991); Vice President and Head of Corporate Finance Citibank, Zurich (1987–1988); and Vice President and Head of Capital Markets, Credit Suisse, New York (1982–1987). Mr. Tobler has a law degree from the University of Zurich and a Master’s degree from New York University.

Dr. Franklin Pass was appointed a director in February 2002. Since March 2001 he has been Vice Chairman of Antares Pharma, Inc., which develops and markets pharmaceutical delivery systems, and is Managing Director at Cherry Tree Securities, a Minnesota-based investment banking group which provided consulting services to the Company from January 2002 to June 2002. Since 2003 Dr. Pass has also served as a Director of Peptx, Inc., a privately held venture stage drug development company. Previously, Dr. Pass was Chairman and CEO of Antares Pharma, Inc., BioSeeds International, Ltd., and Molecular Genetics, Inc. (MGI Pharma, Inc.), which he co-founded. He served as CEO of Medi-ject Corp. from 1993 to 2001. He has served as Director of the American Academy of Dermatology, Director of Dermatology at the Albert Einstein College of Medicine, and Clinical Professor at the University of Minnesota, Department of Dermatology. He received his medical degree from the University of Minnesota, School of Medicine.

Mr. Anthony Williams was appointed a director in February 2003. He is a Corporate Partner at Coudert Brothers LLP and specializes in mergers and acquisitions. During his 30 years at Coudert Brothers, Mr. Williams has served as Chairman of the Executive Committee from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: AXA Art Insurance, Inc., Brooklyn Kings Basketball Club, DBT America Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, R&W Holdings LLC, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce.

Board Compensation

Beginning in 2003, non-employee directors received a quarterly $2,500 cash stipend. During 2004, the Company established a Deferred Compensation Plan that allowed the directors to receive their directors’ stipend in stock. The stock will be issued following the end of the fiscal year or when the director departs from the Board. The number of shares of stock issuable is calculated quarterly based upon the average trading price of the stock. The Plan was discontinued effective December 31, 2004 and beginning in 2005 directors will receive their quarterly board stipends in cash, as previously was the case.

New directors have typically been granted a stock option to purchase 150,000 Ordinary shares at the time of joining the Board. There is currently no stock option plan requirement of any such initial stock option grant or periodic subsequent stock option grant for non employee directors. During fiscal 2003, George Fellows, Anthony Williams and Kevin McCarthy were each granted an option for 150,000. Additionally, in December 2003, Anthony Williams was granted an option for 100,000 shares upon accepting the role of Vice Chairman of the Board of Directors.

We maintain separate stock option plans for employees, including Directors, and for non-employee Directors and consultants, as described under “Stock Option Plans.” below.

Executive Officers

Frank J. Massino, Chairman and Chief Executive Officer (see above).

Wade H. Nichols, age 62, has served as Executive Vice President, Corporate Development, and General Counsel of the Company since April 2003, and prior to that was a Director of the Company from February 2002. Prior to that, Mr. Nichols was employed for 23 years by Revlon, Inc., a global beauty products manufacturer and marketer, retiring from that company as Executive Vice President and Chief Administrative Officer in 2001.

Mr. Nichols is an attorney. He received a B.A. degree with honors from Yale College and an LL.B. degree with honors from Columbia Law School.

Brad Holsworth, age 44, became Chief Financial Officer of Senetek on March 1, 2003. During January and February 2003, Mr. Holsworth provided consulting services to the Company. From 2000 to February 2003, Mr. Holsworth was Chief Financial Officer for WideOrbit Inc. and Prescient Capital LLC, affiliated companies in the media software licensing and money management businesses. From 1999 to 2000, Mr. Holsworth served as Principal for Finance and Accounting of Bank of America Securities. From 1982 to 1999, Mr. Holsworth worked in public accounting, the last 4 years as a partner at BDO Seidman, LLP. Mr. Holsworth served as a Director and Chairman of the audit committee for U.S. Home and Garden, a NASDAQ traded company, from 1999 until March 2004 when a merger was consummated. Mr. Holsworth is also a Director of WideOrbit; Inc. Mr. Holsworth holds a B.S. in Accounting from the University of Santa Clara and is a member in good standing with the American Institute of Certified Public Accountants and the California Society of CPAs.

Financial Expert

The Board of Directors has determined that Dr. Franklin Pass, a member of the Audit Committee, qualifies as an “audit committee financial expert,” and is “independent,” as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the United States Securities Exchange Act of 1934, Senetek’s Directors, executive officers and any persons holding more than 10% of our equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To our knowledge, based solely on materials provided and representations made to us, for the fiscal year ended December 31, 2004, all reports required by Section 16(a) were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics that applies to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on the Company’s website at senetekplc.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Executive Officers and their capacity at December 31, 2004.

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation		All Other Compensation
		Salary	Bonus		Options(1)
Frank Massino Chairman and Chief Executive Officer	2004 2003 2002	$319,000 319,000 290,000	$	— — —	— — —		$16,245 24,847 65,248	(2) (2) (3)
Wade Nichols Executive Vice President, Corporate Development and General Counsel	2004 2003 2002	243,000 173,459 —		— — —	— — 150,000	(4)	7,200 50,400 105,200	(4) (4) (4)
Brad Holsworth Chief Financial Officer	2004 2003 2002	185,000 150,455 —		— — —	— 25,000 —	(5)	6,000 21,000 —	(5) (5)
Andreas Tobler Chief Operating Officer And Managing Director—Europe	2004 2003 2002	66,000 198,000 49,500		— — —	150,000 — —		117,500 6,000 141,000	(6) (6) (6)

(1)	Options entitle the grantee to purchase Ordinary Shares from Senetek. There is no public trading market for our Ordinary Shares, although there is a trading market in the United States for Ordinary Shares represented by American Depositary Shares. Any subsequent conversion from Ordinary Shares into American Depositary Shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Stamp Duty Reserve Tax at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted, and a present fee of either $0.03 or $0.02 per Ordinary Share converted into an American Depositary Share, to The Bank of New York, the US Depositary for such conversion.
(2)	Car allowance of $1,000 per month and car expense reimbursement.
(3)	Car allowance, car expense reimbursement and payment for accrued but unused vacation.
(4)	Consulting fees of $45,000 in 2003 and $105,000 in 2002 prior to becoming an employee in April 2003. Car allowance of $600 per month commencing with employment. The 150,000 options granted in 2002 expired in April 2004, one year after departure from the Board of Directors.
(5)	Consulting fees of $16,000 plus an option to purchase 25,000 shares of common stock prior to commencing employment in March 2003. Car allowance of $500 per month commencing with employment.
(6)	Employment terminated May 1, 2004 and subsequent consulting fees for 2004 totaled $115,500. See Item 13 for more information. Payment for consulting services for the period January 1, 2002 to September 30, 2002 plus $500 per month car allowance commenced October 2002 and terminated May 1, 2004.

Employment Contracts, Termination of Employment and Change of Control Provisions

The Company has an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002 and January 1, 2003. The agreement and amendments, which were approved by the Compensation Committee, provide for a perpetual three-year term and an annual salary of $319,000 per annum. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of (i) his base salary (and a deemed bonus, as determined in accordance with the agreement) and (ii) three (3) (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined below), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

The Company has an employment agreement with Mr. Holsworth with an effective term commencing March 1, 2003 and ending April 30, 2005. The agreement provides for salary of $185,000 per annum and an automobile allowance of $500 per month. Under the agreement, Mr. Holsworth is eligible to participate in the Company’s management bonus plan, if any, and management is required to recommend that Mr. Holsworth be issued options to purchase 175,000 Ordinary shares under the No. 1 Plan, which grant has not yet been made. In the event that Mr. Holsworth’s employment is terminated by the Company (other than for legal disability or cause, as defined in the agreement) or by Mr. Holsworth in the event of certain material breaches of the agreement by the Company, Mr. Holsworth would become entitled to continued payment of his compensation, at the rate of compensation then in effect, for a period of 12 months following his termination. Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Holsworth would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation if Mr. Holsworth is terminated within 12 months following a hostile change of control (as defined below), provided that the Company would not be required, on a change of control, to pay Mr. Holsworth any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

For purposes of the employment agreement with Mr. Massino, a “change of control” would include, among other events set forth in that agreement, (i) a sale, lease or transfer of all or substantially all of the Company’s assets, (ii) the adoption by the shareholders of the Company of a plan relating to the liquidation or dissolution of the Company, (iii) a merger or consolidation of the Company or any subsidiary thereof, following which shareholders of the Company immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation, (iv) an acquisition by an individual or group of more than 50% of the voting securities of the Company, and (v) a change in the Board of Directors that results in less than a majority of the Board being comprised of directors that have served on the Board of Directors for at least 12 months or who were approved by a majority of the Board at the time of their election or appointment.

For purposes of the employment agreement with Mr. Holsworth a “hostile change of control” would include, among other events set forth in such agreements, (i) a reorganization, merger or consolidation of the Company, a sale of all or substantially all of the Company’s assets, or the adoption by the shareholders of the Company of any plan relating to the liquidation or dissolution of the Company in connection with any such other transaction, following which shareholders of the Company immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation; (ii) an acquisition by an individual or group acting in concert of a controlling bloc of the voting securities of the Company; and (iii) a change in the Board of Directors that results in less than a majority of the Board being comprised of directors that have served on the Board of Directors for at least 12 months or who were elected or nominated by a majority of directors that had so served.

The Company had an employment agreement with Mr. Nichols with an effective term commencing March 1, 2003 and ending February 28, 2005. The agreement provided for salary of $243,000 per annum and an automobile allowance of $600 per month. Under the agreement, Mr. Nichols is eligible to participate in the Company’s management bonus plan, if any. Additionally, the agreement provides for up to two years of additional compensation if Mr. Nichols is terminated within 12 months following a hostile change of control (as defined below) that meets certain criteria. On March 23, 2005 the Company and Mr. Nichols entered into an agreement pursuant to which his employment with the Company will terminate effective as of March 31, 2005. This termination agreement provides, inter alia, for continuation of Mr. Nichol’s salary (at its current rate) for a period of five months following his departure and for reimbursement of certain relocation costs in the amount of $7,000. In connection with entering into this termination agreement Mr. Nichols agreed to surrender his claim for an award of options on 150,000 shares that had been provided for in his employment agreement.

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

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to executive management employees during fiscal 2004.

Aggregated Option Exercise During 2004 and Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-Ended 2004		Value of Unexercised In the-Money Option at Fiscal Year-End 2004
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
F. Massino	—	—	3,050,000	300,000	—	—
S. Slade	—	—	225,000	25,000	—	—
A. Tobler	—	—	845,000	150,000	—	—
W. Nichols	—	—	—	—	—	—
B. Holsworth	—	—	25,000	—	—	—

Compensation Committee Interlocks and Insider Participation

Mr. Williams and Dr. Pass, current members of our Compensation Committee, and Mr. George Fellows and Mr. Kevin McCarthy who also served on the Compensation Committee in 2004, are not currently or formerly officers or employees of Senetek or any of its subsidiaries. No executive officer served as a director or member of the compensation committee of another entity, one of whose executive officers served as our director or as a member of our compensation committee. Coudert Brothers LLP, a law firm of which Mr. Williams is a partner, was retained by the Company in 2004 to perform legal services for which it was paid.

Security Ownership

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding Ordinary shares as of March 24, 2005 by each of Senetek’s Directors, who is also a stockholder; (ii) our Chief Executive Officer; (iii) our other executive officers currently in office; (iv) all executive officers and directors of Senetek as a group; and (v) each person believed by Senetek to own beneficially more than 5% of our outstanding Ordinary shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(1)
5% Beneficial owner
Robert T. Tucker	5,016,323	(5)	7.70%
Executive officers and Directors
Frank J. Massino	3,354,276	(2)(3)	5.25
Uwe Thieme	280,200	(2)(4)	*
Andreas Tobler	883,046	(2)(3)	1.44
Stewart Slade	241,500	(2)	*
Franklin Pass	176,182	(2)(3)	*
Wade Nichols	87,537	(3)	*
Anthony Williams	276,182	(2)(3)	*
Bradley D. Holsworth	67,198	(2)(3)	*
All Directors and Executive Officers as a group (8 persons)	5,366,121		8.14%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that currently exercisable or will become exercisable within 60 days of March 25, 2005: Mr. Massino: 3,200,000; Dr. Thieme: 280,000; Mr. Tobler: 845,000; Mr. Slade: 237,500; Dr. Pass: 150,000; Mr. Holsworth: 25,000; and Mr. Williams 250,000. Please refer to Item 5 for additional equity compensation plan information.
(3)	Includes the following number of ordinary shares that will be issued in 2005 in connection with the Deferred Compensation Plans that were terminated at December 31, 2004. Mr. Massino: 71,039; Mr. Tobler: 27,846; Dr. Pass: 26,182; Mr. Nichols: 54,114; Mr. Williams: 26,182; and Mr. Holsworth: 41,198. Please refer to Item 5 for additional equity compensation plan information.
(4)	Excludes shares held by American Heritage Fund, of which an entity controlled by Heiko Thieme, the brother of Uwe Thieme, serves as lead manager.
(5)	Consists of 165,528 Ordinary shares and exercisable warrants to purchase 4,850,795 Ordinary shares owned by Silver Creek Investments Ltd., Bomoseen Investments Ltd. and Alba Limited. According to an amended Schedule 13D dated September 11, 2003 Mr. Tucker has reported beneficial ownership of the indicated securities solely as a result of the fact that he is a director of each of Silver Creek, Bomoseen and Alba. Mr. Tucker disclaims any beneficial ownership interest in such securities and each of Silver Creek, Bomoseen and Alba disclaim beneficial ownership of the securities held of record by the others. Mr. Tucker’s business address is 61 Purchase Street, Rye, New York 10580.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning in 2003, non-employee directors received a quarterly $2,500 cash stipend. During 2004, the Company established a Deferred Compensation Plan that allowed the directors to receive their directors’ stipend in stock to be issued following the end of the year or upon the director departure from the Board. The number of shares of stock will be calculated quarterly based upon the average trading price of the stock. The deferred compensation plan was terminated at the end of 2004 due to recent tax law changes affecting deferred compensation plans. Accordingly, director stipends will be paid in cash during 2005.

New directors have been typically given an option to purchase 150,000 shares upon joining the Board. There is currently no separate stock option plan requirement of any such initial or subsequent stock option grant. No options were granted to directors in 2004 related to their board duties.

During 2004, the Company retained Coudert Brothers LLP to perform certain legal services for the Company for which Coudert Brothers LLP was paid legal fees. Mr. Williams, a Director of the Company, is a partner of Coudert Brothers LLP.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark, the Chief Scientist for the Company, Total royalty expense related to Kinetin Sales for 2004, 2003, and 2002 totaled $104,000, $163,000, and $116,000, respectively, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $50,000.

Effective June 1, 2004 Senetek and Mr. Tobler entered an agreement in which, among other things, the parties agreed to the termination of Mr. Tobler’s employment agreement with Senetek dated as of October 1, 2002, management of Senetek agreed to recommend to the Nominating Committee that Mr. Tobler be nominated for re-election as a Director at the 2004 Annual Meeting, Mr. Tobler received a grant of options to purchase 150,000 Ordinary shares of Senetek pursuant to Senetek’s Executive Share Scheme for Non-Executive Directors and Consultants in exchange for his release of rights to receive an option to purchase 200,000 Ordinary shares pursuant to the terminated employment agreement, and the parties agreed to enter into a consulting agreement and a finder’s agreement in exchange for his release of rights to one year’s salary as severance under the terminated employment agreement. The consulting agreement provides for Mr. Tobler’s personal consulting services in connection with the disposition of Senetek’s pharmaceutical assets and the development of new dermatological compounds through October 2005, in exchange for a consulting fee of $16,500 per month during the initial six months and $8,250 per month for the remaining 12 months. The finder’s agreement provides that if during the term (which is terminable on 30 days notice by either party after October 2005) or within 12 months after the end of the term the Company enters into a license or similar agreement with a third party introduced to the Company by Mr. Tobler during the term, Mr. Tobler is to be paid five percent of Senetek’s first year revenue from such license or similar agreement, decreasing to 4%, 3%, 2% and 1% in the second, third, fourth and fifth years of such license or similar agreement, respectively. Pursuant to these new consulting arrangements Mr. Tobler received $115,500 during 2004, in addition to his compensation as an employee reported above in the “Executive Compensation” section.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed BDO Seidman, LLP as independent accountants to examine our consolidated financial statements for the year ending December 31, 2004 and to render other professional services as required.

Aggregate fees billed by our principal accountants, BDO Seidman, LLP and its United Kingdom member firm BDO Stoy Hayward for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	2004	2003
Audit Fees (1)	$202,000	$180,000
Other Audit-Related Fees (2)	23,000	3,000
Tax Fees (3)	96,000	51,000

Total	$321,000	$234,000

(1)	Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other-Audit Related Services. Services for accounting consultations and special royalty audits.
(3)	Tax Fees: This category consists of fees for professional services rendered by BDO Seidman and BDO Stoy Hayward for United States and United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.

The Audit Committee has established a policy governing our use of BDO Seidman LLP and BDO Stoy Hayward LLP (collectively “BDO”) for non-audit services. Under the policy, management may use BDO non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In fiscal 2004, all fees identified above under the captions “Audit-Related Fees” and “Tax Fees” that were billed by BDO were approved by the Audit Committee.

The Audit Committee has determined the rendering of other professional services for audit related matters, tax compliance and tax advice by BDO is compatible with maintaining BDO’s independence.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.1+	Senetek No. 1 Share Option Scheme for Employees.

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

10.3+	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants.

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

10.14+	Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F. J. Massino.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.16	Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.17	Securities Purchase Agreement (“Securities Purchase Agreement”) dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.18	Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.19	Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.20	Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.21	Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.22	Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.23	Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.24	Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.25	Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.26	Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.27	Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.28	Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.30	Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.31	Form of Amended Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

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

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and certain the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.
10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.
Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.
Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.
Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.52	Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.
Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.
10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.
*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.
*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference
*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.
*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.
Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.
*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.
10.60+	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth.
Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and LaviPharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

10.62+	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 200 dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.72+	Deferred Compensation Plan for Company Executives effective January 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

10.73+	Deferred Compensation Plan for Directors effective January 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

10.74*	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

10.75	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.76*	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.77	Consulting Agreement with Andreas Tobler dated June 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.78	License Agreement with Ardana Bioscience Limited dated June 17, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.79*	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.80	Agreement with Tri-Artisan Partners LLC dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

10.81

3rd Amendment to the Securities Purchase Agreement dated as of September 30, 2004 by and between the Company and the holders of the Company’s Senior Secured Notes, Series A Warrants and Series B Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

10.82	Letter Agreement dated September 30, 2004 by and between the Company and the holders of the Company’s Series D Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

10.83	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004.

10.84	Forbearance Agreement between U.S. International Trading Corporation and Senetek PLC dated November 8, 2004.

10.85*	License Agreement with Ferrosan A/S dated December 8, 2004.

10.86+	Employment contract dated January 1, 2003 between the Company and Frank Massino.

21	Subsidiaries of Senetek PLC.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney. Included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been requested as to certain portions of those exhibits.
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 24th day of March, 2005.

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

Signature	Title	Date

/S/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2005

/S/ B. D. HOLSWORTH Bradley D. Holsworth	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2005

/S/ A. TOBLER Andreas Tobler	Director	March 24, 2005

/S/ U. THIEME Uwe Thieme	Director	March 24, 2005

/S/ F. PASS Franklin Pass	Director	March 24, 2005

/S/ A. WILLIAMS Anthony Williams	Director	March 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ (deficit) equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. We have also audited Schedule II – Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of Senetek PLC’s management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Francisco, California

March 7, 2005, except for Note 15d, which is as of March 24, 2005

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS (Note 8)
Current Assets
Cash and Cash Equivalents	$2,938	$1,187
Short Term Investments (Note 6)	1,584	—
Trade Receivables (net of allowance for doubtful accounts of $80,000 in 2004 and $45,000 in 2003) (Note 13)	1,094	660
Non-trade Receivables (net of provisions of -0- in 2004 and $33,000 in 2003)	121	22
Inventory (net of provision of $404,000 in 2004 and $320,000 in 2003) (Note 4)	218	386
Prepaids and Deposits	295	304

Total Current Assets	6,250	2,559
Property & Equipment—net (Note 5)	635	510
Asset Held for Sale (Note 5)	250	250
Goodwill (Note 2g)	1,308	1,308

Total Assets	$8,443	$4,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable (Note 16)	$806	$1,287
Accrued Liabilities (Note 7)	855	688
Deferred Revenue and License Fees (Note 2d)	802	970
Notes Payable – Current (Note 8)	—	500

Total Current Liabilities	2,463	3,445

Long Term Liabilities
Notes Payable, net of discount of $1,648,000 in 2004 and net of current portion and discount of $1,795,000 in 2003 (Note 8)	1,641	2,594
Other Long Term Liabilities (Note 15)	38	68
Deferred License Fees (Note 2d)	5,662	1,449
Commitments, Contingencies and Subsequent Event (Notes 15 and 16)
Stockholders’ Deficit (Notes 9,10 and 11)
Ordinary Shares (Note 15)
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2004 and 2003: 60,661,698 and 59,052,153	4,892	4,763
Share Premium	84,701	83,806
Accumulated Deficit	(90,986)	(91,552)
Accumulated Other Comprehensive Income—Currency Translation	32	54

Total Stockholders’ Deficit	(1,361)	(2,929)

Total Liabilities and Stockholders’ Deficit	$8,443	$4,627

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003	2002
	($ in thousands, except for per share data)
Revenue (Note 3)
Product Sales	$432	$3,986	$2,184
Royalties & Licensing Fees	7,118	4,240	7,225

Total Revenue	7,550	8,226	9,409

Cost of Sales—Products	341	997	494
—Royalties & Licensing (Note 16)	715	404	498

Total Cost of Sales	1,056	1,401	992

Gross Profit	6,494	6,825	8,417

Operating Expenses:
Research & Development	1,504	1,560	1,332
Administration, Sales and Marketing (Note 16)	5,115	6,301	4,804
Impairment Charges (Note 5)	—	2,451	—

Total Operating Expenses	6,619	10,312	6,136

Operating Income (Loss)	(125)	(3,487)	2,281
Interest Income	35	12	38
Other Income (Expense) net	171	(9)	(17)
Interest Expense (including amortization of discount) (Note 8)	(930)	(1,584)	(1,442)

Income (Loss) from Continuing Operations Before Income Taxes	(849)	(5,068)	860
Provision for Income Taxes (Note 12)	(13)	—	(13)

Income (Loss) from Continuing Operations	(862)	(5,068)	847

Discontinued Operations (Note 13):
Gain on Sale of Operations	1,000	—	400
Interest Income	435	113	—
Royalties & Licensing Fees	—	(39)	332
Provision for Income Taxes (Note 13)	(7)	0	(38)

Income from Discontinued Operations	1,428	74	694

Net Income (Loss)	$566	$(4,994)	$1,541

Earnings per Share:
Basic and Diluted Income (Loss) from Continuing Operations	$(.01)	$(.09)	$.02
Basic and Diluted Income from Discontinued Operations	.02	—	.01

Basic and Diluted Income (Loss)	$.01	$(.09)	$.03

Weighted Average Basic Ordinary Shares Outstanding	60,108	59,052	59,052
Weighted Average Diluted Ordinary Shares Outstanding	60,108	59,052	59,140

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

($ in thousands except for share date)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income-Currency Translation	Net Stockholders’ Equity/(Deficit)
Balances, January 1, 2002	59,052,153	$4,763	$81,926	$(88,099)	$20	$(1,390)
Stock Based Compensation-Fair Value of Options	—	—	199	—	—	199
Comprehensive Income:
Net Income	—	—	—	1,541	—	1,541
Translation Gain	—	—	—	—	29	29

Total Comprehensive Income	—	—	—	1,541	29	1,570

Balances, December 31, 2002:	59,052,153	4,763	82,125	(86,558)	49	379
Options Exercised				—	—
Stock Based Compensation-Fair Value of Options	—	—	41	—	—	41
Warrants Issued for Debt Refinancing	—	—	1,640	—	—	1,640
Comprehensive (Loss) Income
Net Loss	—	—	—	(4,994)	—	(4,994)
Translation Gain	—	—	—	—	5	5

Total Comprehensive (Loss) Income	—	—	—	(4,994)	5	(4,989)

Balances, December 31, 2003:	59,052,153	4,763	83,806	(91,552)	54	(2,929)
Stock Based Compensation-Fair Value of Options	—	—	29	—	—	29
Proceeds from Warrant Exercise	1,609,545	129	499	—	—	628
Fair value of Warrant Modification Related to Debt Refinancing	—	—	367	—	—	367
Comprehensive Income (Loss):
Net Income	—	—	—	566	—	566
Translation Loss, Net of Tax	—	—	—	—	(22)	(22)

Total Comprehensive Income (Loss)	—	—	—	566	(22)	544

Balances December 31, 2004	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$566	$(4,994)	$1,541
Gain on disposal of discontinued operations	(1,000)	—	(362)
Income from discontinued operations	(428)	(74)	(332)

Income (loss) from continuing operations	(862)	(5,068)	847
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and Amortization	137	129	132
Impairment Charges	—	2,451	—
Bad Debt and inventory reserves	119	248	23
Stock Option Compensation	29	41	199
Warrants issued as interest for debt refinancing	—	193	—
Amortization of Discount on notes payable	515	770	864
Changes in Assets and Liabilities:
Trade Receivables	(469)	641	477
Non-trade Receivables	(99)	5	35
Inventory	84	(216)	(106)
Prepaids and Deposits	9	(193)	11
Accounts Payable and Accrued Liabilities	(314)	402	(406)
Deferred Revenue and License Fees	4,045	626	(930)

Net Cash Provided by Continuing Operations	3,194	29	1,146
Net Cash Provided by Discontinued Operations	428	202	225

Net Cash Provided by Operating Activities	3,622	231	1,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Discontinued Operations	1,000	—	362
Purchase of Property & Equipment	(263)	(91)	(82)
Purchase of short term investments	(1,584)	—	—

Net Cash Provided (Used) by Investing Activities	(847)	(91)	280

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on debt	(1,630)	(2,530)	(20)
Exercise of warrants	628	—	—
Other Loans and Overdrafts	—	—	98

Net cash provided (used) by Financing Activities	(1,002)	(2,530)	78

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,773	(2,390)	1,729
Cash and Cash Equivalents at the Beginning of the year	1,187	3,572	1,814
Effects of Exchange Rate Changes on Cash	(22)	5	29

Cash and Cash Equivalents at the End of the Year	$2,938	$1,187	$3,572

Supplemental disclosures of cash flow information
Interest	$415	$537	$602
Income Taxes	20	163	13

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Activities

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”), Senetek Asia (HK) Limited and Senetek Denmark apS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carme Cosmeceutical Sciences Inc.” (“CCSI”), a Delaware corporation acquired by Senetek in 1995. In October 2004, the Company formed Senetek Denmark apS.

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

On December 31, 2002, Senetek closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. We had licensed these product lines to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. See Note 13 for additional information.

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

Senetek Denmark apS was incorporated in Denmark in October 2004. Its main activity is research and development related to the Skincare Segment.

2.	Principal Accounting Policies

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI, SDDT, Senetek Asia (HK) Limited and Senetek Denmark ApS. All significant intercompany

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

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

(d) Revenue, Deferred Revenues and Accounts Receivable

Revenue from the sale of the Company’s skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Historically, license revenue has not differed significantly from management’s estimates. Estimates are adjusted to reflect actual results within one quarter of product shipment. Royalties received from our licensee, Signet, on their sale of monoclonal antibodies are recognized based upon a percentage of actual Signet sales pursuant to the contract terms. After the contract was amended in April 2004, Senetek shares in a greater percentage of the sales made by Signet up to $2 million and a lower percentage of Signet sales in excess of $2 million. Upfront License Fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract.

In May 2004, the Company entered into two agreements with Valeant Pharmaceuticals International (“Valeant”). Under these agreements, Valeant has been granted the right to enter into an exclusive world wide license for Zeatin (or another proprietary compound if clinical testing of Zeatin shows its commercialization not feasible) on substantially the same commercial terms as the Company’s license with Valeant for its Kinetin products, and the license agreement for Valeant’s Kinetin products was amended to extend its term, expand its reach to additional channels of trade, and provide for a royalty reduction of $250,000 per quarter beginning in 2005 to support Valeant’s planned increases in promotional support for the brand as it exploits these additional markets and channels of trade. The Company received $5 million and beginning in 2005 will amortize this amount into income over an 8 year period at a quarterly rate of $156,250. As of December 31, 2004, $625,000 of this is included in short term deferred revenue and $4,375,000 in long term deferred revenue. The remaining current and long term portion of deferred revenue and license fees at December 31, 2004 relates to a prepaid

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license fee received from Revlon in fiscal year 2000 which is amortized at the rate of approximately $172,000 per year over the remaining life of the agreement.

During fiscal 2003, the Company entered into an amended license agreement with Valeant Pharmaceuticals whereby Valeant prepaid $3 million for product purchases and royalty payments. The $3 million prepaid balance is reduced as product is sold to Valeant, which is when Valeant sells its product to its customers and the Company earns a royalty. As of December 31, 2003, approximately $798,000 of the deferred revenue balance had not yet been earned by the Company and was classified as a current liability. The $798,000 was earned during 2004. The remaining current and long term portion of deferred revenue and license fees at December 31, 2003 relates to a prepaid license fee received from Revlon in fiscal year 2000 which is amortized at the rate of approximately $172,000 per year over the remaining life of the agreement.

Accounts receivable are uncollateralized customer obligations due under normal trade terms and under the terms of respective license agreements. The terms of most license agreements require quarterly royalty payments due 30 days after the quarter end. We perform continuing credit evaluations of our customers’ financial condition.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2004 is adequate.

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

(g) Goodwill

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business (Carme), was amortized over the period of expected benefit of 15 years. However, effective January 1,

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2004 and 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

(h) Impairment of Long-Lived Assets

We review the carrying value of the Company’s property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. See Note 5.

(i) Research and Development

Expenditures on research and development are expensed as incurred.

(j) Foreign Exchange

All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of our United Kingdom and Denmark operation is the Pound Sterling and Danish Kroner.

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

	December 31,
	2004	2003	2002
	(in thousands)
Numerator:
Income (loss) from continuing operations	$(862)	$(5,068)	$847
Income from discontinued operations (Note 13)	1,428	74	694

Net Income (Loss)	$566	$(4,994)	$1,541

Denominator:
Basic weighted average Ordinary Shares outstanding	60,108	59,052	59,052
Stock options “in the money” calculated using Treasury Stock Method	—	—	88

Diluted weighted average Ordinary Shares outstanding	60,108	59,052	59,140

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and Warrants to purchase stock and shares issuable upon the conversion of debt to stock, totaling 20,316,001, 18,083,000 and 15,153,000 were outstanding at December 31, 2004, 2003 and 2002 but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(l) Financial Instruments

The carrying values of cash, receivables and current liabilities approximate their fair values due to the short term nature of these items. The estimated fair values of our long term notes payable at December 31, 2004 and 2003 are approximately $2,300,000 and $3,700,000. The carrying values of these notes at December 31, 2004 and 2003 are $1,641,000 and $3,094,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

(n) Stock Compensation Expense

Senetek accounts for its stock-based plans under Accounting Principles Bulletin (“APB”) No. 25 and provides pro forma disclosures for the compensation expense determined under the fair value provisions of SFAS No. 123. Under APB No. 25, since the exercise price of Senetek’s employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2004	2003	2002
Risk free interest rate	4.0%	4.0%	4.0%
Expected dividend yield	0%	0%	0%
Expected stock volatility	83%	83%	71%
Expected life of options	7.0 years	7.0 years	7.0 years

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 123’s disclosure requirements, the amended Employee Stock Purchase plan is considered a compensatory plan. Senetek pro forma information follows (in thousands, except for per share information):

	Years ended December 31,
	2004	2003	2002
Net income (loss) as reported(1)	$566	$(4,994)	$1,541
Subtract Stock based compensation excluded from reported net income (loss), net of tax effects	(502)	(615)	(725)

Pro forma net income (loss)	$64	$(5,609)	$816

Basic and diluted income (loss) per common share as reported	$0.01	$(0.09)	$0.03
Pro forma basic and diluted income (loss) per common share	$0.00	$(0.10)	$0.01

(1)	No stock based compensation for employees was included in the net income (loss) for any period.

The weighted-average fair values of options granted during fiscal years 2004, 2003 and 2002 were $0.69, $0.41 and $0.50 respectively.

(o) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. During the year ended December 31, 2003, the Company incurred advertising and related costs of $292,000 related to the development and airing of its direct response infomercial. No advertising costs were incurred in 2004 or 2002.

(p) Recent accounting pronouncements

In December 2004 the FASB issued SFAS 123R. This Statement is a revision of FASB Statement No. 123. This Statement supersedes APB Opinion No. 25, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the estimate impact in connection with reporting its second quarter 2005 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18.

(q) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Concentration of Risk

Our customers are principally in the United States. Four customers in our skincare sector and one customer in our pharmaceutical segment account for approximately 27%, 21%, 16%, 12% and 17% of our net revenues in 2004 compared with the same customers 55%, 0%, 10%, 20% and 11% of our net revenue in 2003 and 31%, 12%, 5%, 36% and 11% in 2002. . There is a significant concentration of credit risk with respect to these customers. 20% of our 2004 revenue is the result of a one time payment of $1.5 million from the settlement of the OMP litigation (See Note 15); this revenue will not be recurring in future years.

4.	Inventory

Inventory at the lower of cost or market value comprises the following:

	December 31, 2004	December 31, 2003
	($ in thousands)
Finished Goods	$125	$183
Raw Materials	93	172
Work in Progress	—	31

	$218	$386

5.	Property and Equipment and Assets Held for Sale

Property and equipment and Asset Held for Sale are summarized as follows:

	December 31, 2004	December 31, 2003
	($ in thousands)
Cost:
Office Furniture, Fixtures and Plant Equipment	$1,495	$1,445
Laboratory Equipment	485	363
Leasehold Improvements	938	849

	2,918	2,657

Accumulated depreciation:
Office Furniture, Fixtures and Plant Equipment	1,363	1,321
Laboratory equipment	363	363
Leasehold Improvements	557	463

	2,283	2,147

Net Carrying Value	$635	$510

Asset Held for Sale (1)	$250	$250

(1)

During the 4th quarter of 2003, the Company determined, in accordance with SFAS No. 144 “Accounting for the Impairment of Long Lived Assets”, that the specialized drug delivery equipment known as Reliaject, which was never completely finished or placed in service, was impaired because the carrying value of the equipment was greater than the estimated fair value of $250,000. In making the decision to dispose of the Reliaject, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and financial condition of the Company. As a result, an impairment charge of $2,451,000 was recorded against

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the pharmaceutical segment. The asset is now separately classified on the balance sheet as “Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser will likely need to resolve. During fiscal 2004, the Company actively worked with a specific company to sell the Reliaject. If it had not been for an unexpected problem with this potential buyer in late 2004, the Company had expected to have a transaction consummated by early 2005. The Company continues to work with this potential buyer but is also actively pursuing other interested parties. The Company will continue to classify Reliaject as an “Asset for Held Sale” while it actively seeks to consummate a deal.

6.	Short-Term Investments:

Short-term investments represent certificate of deposits with various financial institutions totaling $1,584,000 at December 31, 2004. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At December 31, 2004 the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

7.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2004	December 31, 2003
	($ in thousands)
Accrued Salaries and Benefits	$302	$189
Legal and Professional Fees	149	134
Audit and Accountancy Fees	190	185
Accrued Rent	136	120
Other Liabilities and Accruals	78	60

	$855	$688

8.	Notes Payable

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants to purchase an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants as detailed below. As of December 31, 2004, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The notes require semi annual payment of interest only until maturity and are secured by all assets. Interest may be paid in cash or in Ordinary shares of Senetek.

September 2003 Refinancing

On September 4, 2003 the Company amended its Notes Payable agreement and concurrently made a principal payment of $2.5 million and extended the maturity date of the notes until April 2007. The interest rate

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was 8.5% until April 1, 2004 when it was scheduled to increases to 9.75% until maturity. The fair value of the 4.5 million Series D warrants issued with an exercise price of $0.40 per share was treated as additional notes payable discount and is being amortized as interest expense until April 2007. The fair value of these warrants was calculated using the Black Scholes Model was estimated at $1,447,000. until maturity of the note in April 2007. As of December 31, 2003 the unamortized discount on the notes payable was $1,795,000. The effective interest rate under the modified terms of the note, factoring in the value of the warrants as calculated under the Black Scholes Model, is approximately 31%. The fair value of the 600,000 warrants issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per share, was calculated at $193,000 using the Black Scholes Model and was treated as additional interest expense in 2003, the period of issuance. The fair value of warrants issued in connection with the debt refinancing was calculated under the Black Scholes Model using a volatility of 83%, risk free rate of return of 4%, and a seven year expected life.

September 2004 Refinancing

On September 30, 2004 the Company successfully completed the restructuring of its senior secured notes and warrant. The agreement required a $1.6 million principal prepayment which was paid on September 30, 2004, with no further principal payments due until maturity in April 2007. The interest rate on the notes will remain at 8.5% through the term of the loan. The remaining $3.3 million principal amount of notes become exchangeable, at the election of the holders of the notes, for Senetek ordinary shares at an exchange value of $0.80 per share subject to adjustments for stock splits and similar events. The Series A and B warrants’ expiration date was extended to March 2011. In addition, the Series B Warrants were amended to provide that the exercise price on up to approximately 2.65 million Series B Warrants would be reduced from $1.25 to $0.50, on a pro rata basis, when, if and as portions of the notes are exchanged for ordinary shares or repaid or immediately prior to the acquisition by a third party of all of the outstanding ordinary shares or all or substantially all of the assets of the Company. The Company is required to account for the transaction as a modification and not a debt extinguishment. As such, the fair value of the modification to the Series A and B warrants was calculated at $367,000 with the amount being added to the notes payable discount. The fair value of the warrant modification was calculated using the Black Scholes Model using a volatility of 83%, risk free rate of return of 4%, a seven year expected life and exercise price of $0.50 for 2,650,000 B warrants. As of December 31, 2004 the total remaining unamortized discount is $1,648,000 and will be amortized as interest expense using the effective interest rate method over the next 2.3 years. The effective interest rate under the modified terms of the note, factoring in the change to the warrants as calculated by the Black Scholes Model, is approximately 42%.

The amortization of the discount on the notes amounted to $515,000, $770,000 and $864,000 for the years ended December 31, 2004, and 2003 and 2002.

Future minimum annual payments mature as follows:

Minimum Annual Payment
Year ended December 31,
2005	$—
2006	—
2007	3,289,000

$3,289,000

9.	Stock Option Plan

In December 1985, we adopted a share option plan (the “No. 1 Plan”) for employees. Under the No. 1 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price of the

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option being not less than the market value of an Ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000.

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2004:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2002	1,035,975	3,057,125	$1.59
Forfeited	182,250	(182,250)	1.45
Granted	(1,205,000)	1,205,000	0.89

Balance at December 31, 2002	13,225	4,079,875	1.35
Forfeited	176,250	(176,250)	1.20
Granted	(42,500)	42,500	0.41

Balance at December 31, 2003	146,975	3,946,125	1.39
Forfeited	66,625	(66,625)	1.22

Balance at December 31, 2004	213,600	3,879,500	$1.39

The following table summarizes information about the Executive No. 1 Plan options outstanding at December 31, 2004.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.55	332,500	5.06	$0.54	307,750	$0.55
$1.00–$1.75	3,087,000	2.73	1.38	2,714,500	1.43
$2.00–$2.19	435,000	1.07	2.01	435,000	2.01
$3.50–$3.75	25,000.29		3.62	25,000	3.62

$0.41–$3.75	3,879,500	2.73	$1.39	3,482,250	$1.44

Not included in the above are options granted to directors and certain employees outside the No. 1 Plan. As of December 31, 2003 there were 200,000 options outstanding with an exercise price of $1.50. During 2004 these options expired.

In May 1987, we adopted a share option plan (“the No. 2 Plan”) for Non-Executive Directors and Consultants. Under the No. 2 Plan, options to purchase Ordinary shares are granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. In 1997, shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2004:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2002	1,676,025	1,862,000	$1.84
Granted	(850,000)	850,000	1.05
Forfeited	340,000	(340,000)	1.98

Balance at December 31, 2002	1,166,025	2,372,000	1.54
Granted	(825,000)	825,000	.55
Forfeited	755,000	(755,000)	1.51

Balance at December 31, 2003	1,096,025	2,442,000	1.21

Granted	(150,000)	150,000	.69
Forfeited	150,000	(150,000)	1.15

Balance at December 31, 2004	1,096,025	2,442,000	$1.18

The following table summarizes information about the No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2004.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.65	975,000	5.59	$0.57	825,000	$0.55
$1.00–$1.88	1,267,000	2.93	$1.38	1,267,000	1.38
$2.00	100,000.81		$2.00	100,000	2.00
$3.50	50,000.50		$3.50	50,000	3.50
$4.28	50,000.39		$4.28	50,000	4.28

$1.41–$4.28	2,442,000	3.80	$1.18	2,292,000	$1.22

Not included in the above are options granted to non-executive directors and consultants outside the No. 2 Plan under the general powers granted to the directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16, 1997.

The following table summarizes option transactions outside the No. 2 Plan for the three years ended December 31, 2004.

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2002	120,000	$1.50
Forfeited in 2002	(60,000)	1.25

Balance at December 31, 2002, 2003 and 2004	60,000	$1.50

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the outside No. 2 Plan for non-executive directors and consultants options outstanding at December 31, 2004.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.50	60,000	0.29	$1.50	60,000	$1.50

10.	Stock Compensation Expense

Under U.S. Generally Accepted Accounting Principles, we apply APB No. 25 and related interpretations in accounting for our option plans. No expense was recorded in 2004, 2003 or 2002 related to stock options issued to employees.

During 2004, we recognized $29,000 (2003: $41,000; 2002: $199,000) of general and administrative expense plus an additional $193,000 recorded in interest expense in 2003, relating to all stock options and warrants awarded to non-employee Directors and consultants in exchange for consulting services based upon remeasurements of fair value of the awards through the date at which performance is completed which were estimated, using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of 83%, (2003:83%, 2002:71%) risk free investment rate of 4.0% (2003:4.0%, 2002:4%) and an expected life of 7 years (2003: 7 years, 2002: 7 years).

11.	Shareholders Equity

The following warrants were issued and amended in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and the refinancings in September 2003 and 2004, and are outstanding at December 31, 2004:

Warrant Type	Warrants Issued and unexercised	Exercise Price $		Expiration Date
Series A	3,000,000	$1.00		March 2011
Series B	833,333	1.25		March 2011
Series B	2,650,000	0.50	(1)	March 2011
Series D	3,390,455	0.40		March 2011
General	100,000	0.62		September 2009

	9,973,788

The warrants referred to above entitle the holder to purchase American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants is being made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. During 2004, 1,609,545 of Series D warrants were exercised at $.40 per share.

(1)	The exercise price on approximately 2.65 million Series B Warrants will be reduced from $1.25 to $0.50, on a pro rata basis, when, if and as portions of the Company’s Senior Notes are exchanged for ordinary shares or repaid or immediately prior to the acquisition by a third party of all of the outstanding ordinary shares or all or substantially all of the assets of the Company.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Taxation

Senetek is incorporated in England with two U.S. subsidiaries, a Danish subsidiary and one Hong Kong subsidiary. We are subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes.

	Years ended December 31,
	2004	2003	2002
	($ thousands)
Income from continuing and discontinued operations
Before income taxes included the following:
US Income (Loss)	$1,526	$(3,007)	$2,538
Foreign (Loss)	(940)	(1,987)	(946)

Income tax expense is comprised of the following:

	December 31
	2004	2003	2002
	($ thousands)
Current State taxes-continuing operations	$7	$2	$52
Current Federal taxes continuing operations	6	(2)	(39)

Total Tax Continuing Operations	$13	$—	$13

Current State taxes-discontinued operations	$—	$—	$38
Current Federal taxes – discontinued operations	7	—	—

Total Tax Discontinued Operations	$7	$—	$38

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income losses from continuing operations as a result of the following:

	2004	2003	2002
Computed expected tax expense (benefit)	(34)%	(34)%	34%
Permanent differences	22	7	20
Utilization of tax loss carryforward	—	—	(79)
Timing differences and losses for which no benefit has been recognized	20	37	—
State tax expense (benefit), net of federal income tax benefit	(6)	(3)	6
Foreign taxes (benefit)	—	(7)	21

Total tax expense-continuing operations	2%	—%	2%

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets are comprised of the following:

	December 31
	2004	2003
	($ Thousands)
Net operating loss carry forwards	$28,604	$25,174
Reserves and accruals	1,829	1,851
Tax Credits	206	206
Other	734	713

Gross Deferred Tax Asset	31,373	27,944
Valuation Allowance	(31,373)	(27,944)

Net Deferred Tax Asset	$—	$—

Provisional tax losses available to us in the United Kingdom are estimated to be approximately $51,654,000 (£ 29,394,000) at the end of fiscal year 2004. The deferred tax asset value of these losses is approximately $16,271,000 but no benefit has been recognized in the financial statements, as the benefit is offset by an equal valuation allowance, because as of December 31, 2004, we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same line of trade.

Our federal provisional tax losses available in the U.S. are estimated to be approximately $34,023,000 at the end of fiscal year 2004. The deferred tax asset value of these losses is approximately $11,568,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2004 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Federal net operating losses expire at varying dates from 2008 through 2024. California net operating losses are estimated to be approximately $13,115,000. The resulting deferred tax asset from California net operating losses is approximately $765,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2005 through 2014. Available Federal and State operating losses could be limited if there was a greater than 50% change in ownership in any three year period.

13.	Discontinued Operations

On December 31, 2002, we closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. (referred to hereafter as the intellectual property) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of the intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office.

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations. Additionally, royalty and license income earned prior to the transaction date have been reclassified to discontinued operations.

During 2003 only $113,000 was paid and as of July 2004 only $188,000 had been paid by USITC, all of which was allocated to interest under the terms of the note. As a result of USITC’s noncompliance with the note agreement, the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $240,000 from August through November 2004 and in December received $1,120,000 in cash together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During 2004, $435,000 of the payments was classified as interest income and $1 million was classified as a Gain on Sale of Operation.

We had licensed the intellectual property to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. The purchase and sale agreement, among other things, terminated the 1999 license agreement. Other than the 1999 license agreement and the Du Barry product line license agreement, there are no material existing relationships between USITC and Senetek. As of December 31, 2004 and 2003, USITC owes Senetek $70,000 and $35,000 related to minimum Du Barry royalties. The Company has established a reserve of 100% of the royalties due.

14.	Segment Information

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

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of $400,000 of legal expenses allocated to skincare in 2004 and $403,000 of sales and marketing expenses incurred in 2003 related to the development of our own skincare product line, Kinetin Plus, the Administration, Sales and Marketing expenses are allocated equally to each business segment.

INDUSTRY SEGMENTS	2004	2003	2002
	($ thousands)
Net Revenues
Pharmaceuticals	$1,348	$953	$1,061
Skincare	6,202	7,273	8,348

Net Revenues for reportable segments and consolidated net sales	$7,550	$8,226	$9,409

Operating (loss) income
Pharmaceuticals	$(2,500)	$(5,679)	$(2,797)
Skincare	2,375	2,192	5,078

Total Operating Income (Loss) from Continuing Operations for Reportable Segments	$(125)	$(3,487)	$2,281

Pharmaceuticals:
Operating Loss	$(2,500)	$(5,679)	$(2,797)
Interest Income	—	—	—
Interest Expense	(930)	(1,584)	(1,442)
Other Expense, Net	171	—	(17)

Loss From Continuing Operations	$(3,259)	$(7,263)	$(4,256)

Skincare:
Operating Profit/(Loss)	$2,375	$2,192	$5,078
Interest Income	35	3	38
Provision for Taxation	(13)	—	(13)

Income (Loss) from continuing operations available to Ordinary shareholders	2,397	2,195	5,103

Income (loss) From Continuing Operations Available to Ordinary shareholders for reportable segments	(862)	(5,068)	847
Income from Discontinued Operations-Skincare	1,428	74	694

Net Income (loss)	$566	$(4,994)	$1,541

Assets:
Pharmaceuticals	$452	$337	$3,025
Skincare	7,991	4,290	7,089

Total Consolidated Assets	$8,443	$4,627	$10,114

Capital Expenditures:
Pharmaceuticals	$8	$45	$82
Skincare	255	46	—

Total consolidated capital expenditures	$263	$91	$82

Depreciation and Amortization:
Pharmaceuticals	$69	$64	$66
Skincare	68	65	66

Total Consolidated Depreciation and Amortization (1)	$137	$129	$132

(1)	Excludes amortization of notes payable discount which is included in interest expense.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Areas	2004	2003	2002
	($ thousands)
Net Revenues-Continuing Operations
United States	$4,486	$7,055	$6,915
Japan	1,605	—	1,122
United Kingdom	26	28	27
Other foreign countries	1,433	1,143	1,345

Total Consolidated	$7,550	$8,226	$9,409

Long Lived Assets
United States	$1,923	$2,068	$4,557
United Kingdom and Denmark	270	—	—

	$2,193	$2,068	$4,557

Our registered office is located in the United Kingdom from which certain scientific research and development activities are operated. The majority of our employees are based in the United States from where we liaison with the U.S. investing public and from where the primary sales and development of the skincare activities are directed.

15.	Commitments, Contingencies and Subsequent Event

(a) Research

We are committed to provide funding for a research professorship at the University of Aarhus in Denmark. We fund $25,000 per quarter but this can be terminated at any time. We do expect to fund approximately $100,000 related to this in 2005.

(b) Commitments Under Operating Leases

We lease certain office, laboratory and factory space and equipment under operating leases in the United Kingdom, Denmark and the United States.

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payment
($ in thousands)
2005	443
2006	380
2007	407

$1,230

Rent expense was approximately $386,000, 327,000, and $318,000 in 2004, 2003 and 2002 respectively.

(c) Litigation

On April 11, 2003, the Company filed lawsuit against OMP, Inc. (“OMP”) in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment, and on October 28, 2003, OMP

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an up front payment of $1.5 million in April 2004 and is to receive an additional $500,000 of quarterly royalty payments based on sales in Japan of skin care products containing Kinetin under the Obagi name. Through December 31, 2004, the Company had earned $104,000 of the total $500,000.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations (“Eagle-Picher”) alleging that the Defendants failed to perform under an April 1998 agreement pursuant to which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. In September 2004, the Company entered into a settlement agreement with Eagle-Picher under which in December 2004 the Company received a lump sum payment of $235,000 in release of all claims.

In the course of responding to a document request in April 2003 as part of an unrelated Securities and Exchange Commission investigation focused on a firm not affiliated with the Company, the Company became aware of certain documents suggesting that during 2002 Company executives might have supplied non-public financial information to two securities analysts in an effort to correct draft research reports that contained information the executives considered overly-optimistic. The Board of Directors appointed an independent Committee of non-management Directors which engaged outside securities counsel to conduct a full internal investigation and in June 2003 voluntarily reported the results to the Commission’s office conducting the unrelated investigation. In March 2004, the Securities and Exchange Commission staff sent to the Company’s legal counsel a letter advising that the staff was considering recommending commencement of a proceeding alleging violations of Section 13(a) of the Securities Exchange Act of 1934 and Commission Regulation FD, and inviting the submission of a response. The independent Committee and the Committee’s counsel responded, and in September 2004 the Company reached an agreement with the Commission in settlement of the SEC inquiry under which, without admitting or denying the findings of the SEC, Senetek consented to the entry of an order by the SEC finding that Senetek’s communication of the information to the analysts without simultaneously or promptly releasing the information to the public violated Regulation FD, and ordering Senetek to cease and desist from causing future violations of Regulation FD. The SEC order notes that in determining to accept Senetek’s offer of settlement, the SEC considered the remedial acts promptly undertaken by Senetek and the cooperation afforded by Senetek to the staff of the SEC. The SEC took no action against any individual at Senetek and imposed no monetary penalty.

(d) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002 and January 1, 2003. The agreement and amendments, which were approved by the Compensation Committee, provide for a perpetual three-year term and an annual salary of $319,000 per annum. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of (i) his base salary (and a deemed bonus, as determined in accordance with the agreement) and (ii) three (3) (i.e., the number of years remaining under the “evergreen” provisions of his employment

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control as defined in the agreement, provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

The Company has an employment agreement with Mr. Holsworth with an effective term commencing March 1, 2003 and ending April 30, 2005. The agreement provides for salary of $185,000 per annum and an automobile allowance of $500 per month. Under the agreement, Mr. Holsworth is eligible to participate in the Company’s management bonus plan, if any, and management is required to recommend that Mr. Holsworth be issued options to purchase 175,000 Ordinary shares under the No. 1 Plan, which grant has not yet been made. In the event that Mr. Holsworth’s employment is terminated by the Company (other than for legal disability or cause, as defined in the agreement) or by Mr. Holsworth in the event of certain material breaches of the agreement by the Company, Mr. Holsworth would become entitled to continued payment of his compensation, at the rate of compensation then in effect, for a period of 12 months following his termination. Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Holsworth would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation if Mr. Holsworth is terminated within 12 months following a hostile change of control as defined in the agreement, provided that the Company would not be required, on a change of control, to pay Mr. Holsworth any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

The Company had an employment agreement with Mr. Nichols with an effective term commencing March 1, 2003 and ending February 28, 2005. The agreement provided for salary of $243,000 per annum and an automobile allowance of $600 per month. Under the agreement, Mr. Nichols is eligible to participate in the Company’s management bonus plan, if any. Additionally, the agreement provides for up to two years of additional compensation if Mr. Nichols is terminated within 12 months following a hostile change of control (as defined below) that meets certain criteria. On March 23, 2005 the Company and Mr. Nichols entered into an agreement pursuant to which his employment with the Company will terminate effective as of March 31, 2005. This termination agreement provides, inter alia, for continuation of Mr. Nichol’s salary (at its current rate) for a period of five months following his departure and for reimbursement of certain relocation costs in the amount of $7,000. In connection with entering into this termination agreement Mr. Nichols agreed to surrender his claim for an award of options on 150,000 shares that had been provided for in his employment agreement.

In January 2004, the Company established Deferred Compensation Plans (the “Plans”) for the board of directors and the executive officers of the Company. Under the terms of the Plans, the director’s quarterly stipend and 10% of executive officers salary was to be paid in stock. The Plan’s were terminated effective December 31, 2004 and in March 2005 the Company issued 298,926 shares of stock due under the terms of the Plans.

(e) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and directors for all costs, losses and liabilities they may incur as a result of the officer or director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its bylaws is unlimited. However, the Company has a director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2004.

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

(f) Settlement

During 2002, the Company negotiated a settlement with a group of Danish doctors related to their foregoing royalties against future Invicorp sales. The Company will pay a total of $150,000 over the next 5 years, of which $7,500 is due quarterly through March 2007. The Company recorded the entire $150,000 as expense in 2002. As of December 31, 2004, $68,000 is unpaid, of which $38,000 is in other long term liabilities and $30,000 in accrued expenses.

(g) Contractual Obligations

In connection with its recently amended agreements with Signet and RFMH related to the sales and marketing of monoclonal antibodies, commencing in 2005 the Company has guaranteed RFMH an annual royalty of $430,000. Correspondingly, Signet has guaranteed the Company annual royalty income of approximately $1.1 million. For fiscal 2004, the Company received royalty income from Signet totaling approximately $1.3 million and paid RFMH approximately $625,000. The Company may terminate either agreement with RFMH or Signet by providing 90 days written notice.

16.	Related Party Transactions

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark, the Chief Scientist for the Company, Total royalty expense related to Kinetin Sales for 2004, 2003, and 2002 totaled $104,000, $163,000, and $116,000, respectively, of which Dr. Clark received 50%. As of December 31, 2004 and 2003 $104,000 and $163,000 is included in accounts payable. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $50,000.

In 2004, the Company paid $476,000 for legal fees and expense reimbursement to Coudert Brothers LLP. Anthony Williams, a member of our Board of Directors, is a partner of Coudert Brothers LLP.

On June 1, 2004 the Company entered into (i) an agreement with Andreas Tobler terminating his employment effective May 1, 2004 and providing for management to recommend to the Nominating Committee that Mr. Tobler be elected a Director at the 2004 Annual General Meeting, (ii) a consulting agreement with Mr. Tobler providing for his services in connection with the licensing or other disposition of certain businesses within the Company’s Pharmaceutical Segment and the development of the Company’s Skincare Segment from May 1, 2004 through November 1, 2005 for fees totaling $198,000, and (iii) a licensing agreement with Mr. Tobler

SENETEK PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providing for him to be paid an introductory fee based upon the Company’s revenues from certain new licensing transactions introduced by Mr. Tobler equal to 5% of the Company’s revenue in the first year of any such license, decreasing by 1% per year through the fifth year of revenues from any such license. During 2004, Mr. Tobler earned $115,500 under the consulting arrangement.

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

17.	Quarterly Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004
2004
Net Revenue	$3,245	$1,442	$1,523	$1,340	$7,550
Gross Profit	3,012	1,199	1,296	987	6,494
Operating income (loss) from continuing operations	836	(90)	(163)	(708)	(125)
Income (Loss) from continuing operations	587	(342)	(252)	(855)	(862)
Income from discontinued operations	45	30	200	1,153	1,428
Net income (loss)	632	(312)	(52)	298	566
Basic and diluted income (loss) per share:
Continuing operations	$0.01	$(0.01)	$—	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.02	0.02

Net Income (loss) per share	$0.01	$(0.01)	$—	$0.01	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (A)	2003
2003
Net Revenue	$2,072	$1,498	$2,210	$2,446	$8,226
Gross Profit	1,746	1,222	1,815	2,042	6,825
Operating income (loss) from continuing operations	342	(521)	(519)	(2,789)	(3,487)
Income (Loss) from continuing operations	(30)	(870)	(1,102)	(3,066)	(5,068)
Income (Loss) from discontinued operations	(39)	—	—	113	74
Net Income (loss)	(69)	(870)	(1,102)	(2,953)	(4,994)
Basic and diluted income (loss) per share:
Continuing operations	$—	$(0.01)	$(0.02)	$(0.05)	$(0.09)
Discontinued operations	—	—	—	—	—

Net Income (loss) per share	$—	$(0.01)	$(0.02)	$(0.05)	$(0.09)

(A)	During the 4th Quarter of 2003, the Company recorded an impairment charge of $2,451,000 related to certain specialized equipment.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2004	$78,000	$35,000	$(33,000)	$80,000
2003	140,000	10,000	(72,000)	78,000
2002	263,000	13,000	(136,000)	140,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2004	$320,000	$84,000	$—	$404,000
2003	82,000	238,000	—	320,00
2002	72,000	10,000	—	82,000

S-1