Form 10-Q
period 2005-03-31
SENETEK PLC /ENG/
filed 2005-05-16
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At May 13, 2005, there were 60,960,624 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2005

PART I FINANCIAL INFORMATION

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$25	$211
Royalties & Licensing, including $1.5 million settlement in 2004 (Note 7)	1,214	3,034

Total Revenue	1,239	3,245

Cost of Sales—Products	14	63
—Royalties & Licensing	178	170

Total Cost of Sales	192	233

Gross Profit	1,047	3,012

Operating Expenses:
Research & Development	350	316
Administration, Sales and Marketing (Note 8)	1,153	1,860

Total Operating Expenses	1,503	2,176

Operating Income (Loss)	(456)	836
Interest Income	20	—
Interest Expense (including amortization of debt discount)	(184)	(242)

Income (Loss) from Continuing Operations Before Income Taxes	(620)	594
Provision for Income Taxes	(8)	(7)

Income (Loss) from Continuing Operations	(628)	587

Discontinued operations (Note 6):
Interest income	8	45
Gain on Sale of Operations	36	—

Income from Discontinued Operations	44	45

Net Income (Loss) attributable to Ordinary Shareholders	$(584)	$632

Earnings Per Share (Note 4):
Basic and Diluted Income (Loss) from Continuing Operations	$(.01)	$.01
Basic and Diluted Income from Discontinued Operations	$—	$—

Basic and Diluted Income (Loss) per Ordinary share outstanding	$(.01)	$.01

Weighted average Basic Ordinary shares outstanding	60,765	59,052
Weighted average Diluted Ordinary shares Outstanding	60,765	61,448

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31 2005 (unaudited)	December 31, 2004
ASSETS
Current Assets
Cash and Cash Equivalents	$2,696	$2,938
Short Term Investments (Note 9)	1,287	1,584
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2005 and 2004	927	1,094
Non-trade Receivables, net of provisions of $0 in 2005 and 2004	20	121
Inventory, net of provisions of $404,000 in 2005 and 2004 (Note 2)	211	218
Prepaids and Deposits	254	295

Total Current Assets	5,395	6,250
Property & Equipment—net	589	635
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$7,542	$8,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$457	$806
Accrued Liabilities (Note 8)	897	855
Deferred Revenue and License Fees	802	802

Total Current Liabilities	2,156	2,463

Long Term Liabilities
Notes Payable, net of discount of $1,534,000 in 2005 and $1,648,000 in 2004	1,756	1,641
Other Long Term Liabilities	30	38
Deferred Revenue and License Fees	5,463	5,662
Commitments, Contingencies and Subsequent Event (Note 8)
Stockholders’ Deficit (Notes 4 and 8)
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2005 and 2004: 60,960,624 and 60,661,698	4,919	4,892
Share Premium	84,754	84,701
Accumulated Deficit	(91,570)	(90,986)
Accumulated Other Comprehensive Income—Currency Translation	34	32

Total Stockholders’ Deficit	(1,863)	(1,361)

Total Liabilities and Stockholders’ Deficit	$7,542	$8,443

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Deficit
Balances, January 1, 2005	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)
Stock Based Compensation-Fair value of Options	—	—	8	—	—	8
Stock Issued for Deferred Compensation (Note 8)	298,926	27	45	—	—	72
Comprehensive (Loss) Income
Net Loss	—	—	—	(584)	—	(584)
Translation income, net of tax	—	—	—	—	2	2

Total Comprehensive Loss				(584)	2	(582)

Balances, March 31, 2005	60,960,624	$4,919	$84,754	$(91,570)	$34	$(1,863)

For the three months ended March 31, 2004 the translation loss was $7 and total comprehensive income was $625.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(584)	$632
Income from Discontinued Operations	(44)	(45)

Income (Loss) from Continuing Operations	(628)	587
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	161	173
Stock based compensation	8	105
Changes in assets and liabilities:
Trade receivables	167	(1,921)
Non-trade receivables	101	4
Inventory	7	19
Prepaids and deposits	41	14
Accounts payable and accrued liabilities	(235)	781
Deferred revenue and license fees	(199)	(480)

Net Cash Used in Continuing Operations	(577)	(718)
Net Cash Provided by Discontinued Operations	44	45

Net Cash Provided Used in Operating Activities	(533)	(673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short term investments	297	—

Net Cash Provided by Investing Activities	297	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	(8)	(8)

Net Cash used in Financing Activities	(8)	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(244)	(681)
Cash and cash equivalents at the beginning of period	2,938	1,187
Effect of exchange rate changes on cash	2	(7)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,696	$499

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$—	$—
Income Taxes	7	—

Non-Cash Financing Transaction:

During the three months ended March 31, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

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

These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory at cost comprises

	March 31, 2005	December 31, 2004
	(in thousands)
Finished Goods	$118	$125
Raw Materials	93	93

	$211	$218

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Three Months ended March 31,
	2005	2004
Pro forma impact of fair value method
Reported net income (loss)	$(584)	$632
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(33)	(162)

Pro forma net income (loss)	$(617)	$470

Earnings per common share
Basic and diluted–as reported	$(0.01)	$0.01
Basic and diluted–pro forma	$(0.01)	$0.01

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(628)	$587
Income from Discontinued Operations	44	45

Basic and Diluted Net Income (Loss)	$(584)	$632

Denominator:
Basic weighted average shares outstanding	60,765	59,052
Stock options and warrants “in the money”-treasury stock method	—	2,396

Diluted weighted average Shares outstanding	60,765	61,448

Options and warrants to purchase stock and shares issuable upon the conversion of debt to stock, totaling 20,466,001 and 18,021,458 were outstanding at March 31, 2005 and 2004, respectively. These shares were not included in the computation of diluted loss per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price, except for the assumed exercise of 5,893,287 options and warrants in 2004. Using the treasury stock method, the proceeds from the assumed exercise price of such options and warrants were assumed to have been used to purchase 3,496,806 shares of stock, resulting in additional net outstanding shares of 2,396,485 for the three months ended March 31, 2004.

5. Segment Reporting

	Three months ended March 31, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$289	$950	$1,239
Operating (loss) income	(561)	105	(456)
(Loss) income from continuing operations attributable to common shareholders before taxes	(745)	125	(620)

	Three months ended March 31, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$432	$2,813	$3,245
Operating (loss) income	(443)	1,279	836
(Loss) income from continuing operations attributable to common shareholders before taxes	(685)	1,279	594

The allocation of administration, sales and marketing expense between segments is generally done on an equal basis. For the quarter ended March 31, 2004, the majority of legal fees were allocated to Skincare to match the revenue recognized from the settlement of the OMP litigation.

6. Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. (referred to hereafter as the intellectual property) for $500,000 cash including a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

Based on the prior history with the customer, the gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. Accordingly, the original balance of the unpaid promissory note of $2.3 million was netted with the deferred gain on our balance sheet. Any gain on the transaction in excess of the initial receipts of $500,000 will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Discontinued Operations (continued)

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarter ended March 31, 2005, USITC made its first scheduled payment of approximately $44,000 under the $400,000 note agreement.

As of March 31, 2005 and December 31, 2004, USITC owes Senetek $70,000 related to minimum Du Barry royalties. The Company has established a reserve of 100% of the royalties due.

7. Litigation Settlement

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company has recognized the $1.5 million as royalty income in the quarter ended March 31, 2004 and will recognize additional royalty income from OMP, up to $500,000, as product is sold by OMP. During the quarter ended March 31, 2005, the Company recognized royalty income from OMP of approximately $31,000.

8. Contractual Obligations

In January 2004, the Company established Deferred Compensation Plans (the “Plans”) for the board of directors and the executive officers of the Company. Under the terms of the Plans, the director’s quarterly stipends of certain directors and 10% of the salaries of executive officers’ for 2004 were to be paid in stock. The Plan’s were terminated effective December 31, 2004 and in March 2005 the Company issued 298,926 shares of stock due under the terms of the Plans.

In March 2005, the Company and its former Executive Vice President and General Counsel reached an agreement whereby effective March 31, 2005, his employment contract was terminated. In connection with that agreement, the Company has agreed to pay the former employee’s salary and health benefits through August 2005. The Company has recorded the approximately $115,000 cost of the employee’s departure, including future benefits, as an Administrative, Sales and Marketing expense in the three months ended March 31, 2005.

9. Short-Term Investments

Short-term investments represent certificate of deposits with various financial institutions totaling $1,287,000 and $1,584,000 at March 31, 2005 and December 31, 2004. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At March 31, 2005 and December 31, 2004 the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the preceding consolidated financial statements and notes thereto and with the Company’s audited financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations relating thereto included or incorporated by reference in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Annual Report”).

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can,” “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in Item 1 of the Company’s 2004 Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 11 through 15, in Item 1 of the 2004 Annual Report, “Risk Factors”, on pages 16 through 19 and in Item 7 of the 2004 Annual Report, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 40. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

Significant Trends

We showed a reduction in our revenues, operating income and net income (loss) during the first quarter of 2005 compared to 2004. A material portion of the reduction in these financial indicators primarily was the result of the $1.5 million received in the OMP, Inc. settlement less over $600,000 of related legal fees incurred in the quarter ended March 31, 2004,. The reduction in royalty revenue from certain other licensees also contributed to the decline in the financial indicators.

	3 months ended March 31,
	2005	2004
	($ in thousands)
Revenues	$1,239	$3,245
Gross Profit	$1,047	$3,012
Gross Profit percentage	84.5%	92.8%
Operating Income (Loss)	$(456)	$836
Net Income (Loss)	$(584)	$632

	March 31, 2005	December 31, 2004
Current ratio	2.50	2.55
Reduction in cash, cash equivalents and short term investments	$(539)	N/A

REVENUES (Continuing Operations)

Summary of Revenues for the three months ended March 31,

	2005	% change in 2005	2004
Segment
Skincare
Royalties from Licensing	$934	(64.3)%	$2,616
Product Sales	16	(91.9)%	197

Total Skincare	$950	(66.2)%	$2,813

Pharmaceutical
Royalties on Antibodies	$279	(33.3)%	$418
Sales of ED Product	10	(28.6)%	14

Total Pharmaceutical	$289	(33.1)%	$432

Total Revenue	$1,239	(61.8)%	$3,245

The 66.2% decrease in sales of and royalties on skincare products was largely due to the $1.5 million settlement from the OMP litigation received in the quarter ended March 31, 2004. Excluding the $1.5 million OMP settlement, product sales and royalty revenue from skincare products would have been $1,313,000 in the quarter ended March 31, 2004, approximately 27% higher than the level in the first quarter of 2005. Excluding the OMP settlement, the decrease in 2005 revenue resulted primarily from a $298,000 reduction in royalty revenue from The Body Shop, a $75,000 reduction in royalties from Revlon, approximately $102,000 reduction in license revenue from various licensees operating in Europe and Asia, offset in part by an increase in total revenue from Valeant of approximately $112,000.

The amended license agreement signed with Valeant in August 2003 allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. Valeant began manufacturing its own products in early 2004; thus product sales were only $6,000 in the quarter ended March 31, 2005 compared to $121,000 in the quarter ended March 31, 2004. Royalty revenue from Valeant in the quarter ending March 31, 2005, including the recognition of $156,000 of amortization of deferred revenue, totaled $554,000 compared to $327,000 for the 2004 period. The increase in Valeant royalty revenue was due to a 42% increase in their product sales containing Kinetin and a higher royalty rate resulting from the amended agreement in 2003. The decrease in royalties from The Body Shop reduction in revenue is considered temporary and is related to the timing of when orders were received and when product was manufactured by The Body Shop. The decrease in Revlon royalty income is primarily the result of lower unit sales and the mix of product sold by Revlon. Royalty revenue in the quarter ended March 31, 2005 from various licensees in Europe and Asia was approximately $102,000 lower than the comparable period of 2004 primarily as a result of decreased activity after initial launches in 2004.

The 33.3% decrease in sales of and royalties on pharmaceutical products was due to the amendment to our agreement with Signet, effective April 2004, related to sales and marketing of diagnostic monoclonal and polyclonal antibodies. Under the new agreement with Signet, which was intended to create added incentives for Signet to increase sales, the Company expects to generate a more consistent quarterly royalty stream. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. In connection with the amended Signet agreement, we are now responsible for a larger portion of the license fee due to RFMH, the entity in which the Company licenses the rights to the antibodies. The new license agreement with Signet is expected to result in higher revenue, but also is expected to result in a higher cost of sales. Our gross profit dollars on an annual basis from the revenue of antibodies is expected to be approximately the same after April 2004 as it was before that date, but our gross profit percentage will be lower after the amendment with Signet as compared to before. Additionally, our overall sales and gross profit could fluctuate as the sales of antibodies follow sales patterns determined by project driven research conducted by unrelated organizations and, as a result, demand for antibodies is subject to significant fluctuation.

COST OF GOODS SOLD

	Summary of Cost of Sales
	2005	% change in 2005	2004
	($ in thousands)
Segment
Skincare	$36	(65.1)%	$103
Pharmaceutical	156	20.0%	130

Total	$192	(17.6)%	$233

As a % of Skincare Revenue	3.8%		3.7%
As a % of Pharmaceutical Revenue	54.0%		30.1%
As a % of Total Revenue	15.5%		7.2%

Cost of sales for 2005, which includes primarily royalty fees, was $41,000 and 17.6% lower than the comparable periods in 2004. Cost of sales as a percentage of revenue increased to 15.5% in 2005 compared to 7.2% in 2004. The decrease in actual cost of sales during 2005 was due to lower sales of products and lower royalty revenue compared to 2004, offset in part by an increase of $26,000 in the 2005 cost of sales associated with Pharmaceutical products, primarily antibodies. We typically earn a lower gross margin on product sales than we do on royalty income. The increase in the Pharmaceutical cost of sales was directly related to the amendment to the sales and marketing agreement with Signet and costs associated with the extension of the RFMH license agreement.

OPERATING EXPENSES

Research and Development

	Summary of Research and Development
Segment	2005	% change in 2005	2004
	($ in thousands)
Skincare	$233	43.8%	$162
Pharmaceutical	117	(24.0)%	154

Total	$350	10.8%	$316

As a % of Skincare Revenue	24.5%		5.8%
As a % of Pharmaceutical Revenue	40.5%		35.7%
As a % of Total Revenue	28.3%		9.7%

Research and Development

Research and Development expenditures for the first quarter of 2005 were $350,000, an increase of 10.8% from $316,000 in the first quarter of 2004. The increase was due to the 43.8% increase in expenditures related to the Skincare Segment resulting from the establishment and commencement of our own dedicated research and development space in Denmark during the fourth quarter of 2004 and increased work on the testing of Zeatin. The decrease in expenditures associated with our Pharmaceutical Segment was directly attributed to our June 2004 license agreement with Ardana Biosciences, Ltd. Under this agreement, Ardana agreed to undertake primary responsibility for the regulatory approval process of Invicorp. We expect that the majority of our future research and development expenditures will focus on the skincare segment. Beginning in the second quarter of 2005, Ardana will have almost full responsibility for all costs associated with Invicorp.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
Segment	2005	% change in 2005	2004
	($ in thousands)
Skincare	$576	(54.5)%	$1,269
Pharmaceutical	577	(2.5)%	591

Total	$1,153	(37.0)%	$1,860

As a % of Skincare Revenue	60.6%		45.1%
As a % of Pharmaceutical Revenue	199.7%		136.8%
As a % of Total Revenue	93.1%		57.3%

Administration, Sales and Marketing Expenses historically have been allocated equally to each Segment except for those expenses specifically related to a segment. For the period ended March 31, 2004, the majority of the Company’s legal fees totaling over $800,000 were allocated to the skincare segment as they related to settlement of the OMP litigation. The overall decrease in Administration, Sales and Marketing expenses during the quarter ended March 31, 2005 in comparison to the 2004 period is directly attributable to a reduction in legal fees of approximately $700,000.

For the three months ended March 31, 2005 and 2004 the following Administration, Sales and Marketing expenses were incurred:

Summary for the three months ended March 31,

	2005	2004
	($ in Thousands)
Expense Category
Payroll, Benefits and Consulting	$581	$454
Legal and Other Professional Fees	208	878
Rent and Office Expenses	157	158
Insurance-Liability	86	98
Travel and Related	52	76
Depreciation and Other Non-cash Expenses	41	147
Other	28	49

Total	$1,153	$1,860

During the three months ended March 31, 2005, payroll costs included approximately $115,000 of severance payments for an officer who departed in March 2005. In the three months ended March 31, 2005, non-cash stock compensation expense was only $8,000 compared to $108,000 in the 2004 period.

OPERATING INCOME

Operating loss for the first quarter of 2005 totaled $(456,000) compared to an operating income of $836,000 in the first quarter of 2004.

The operating loss in the Pharmaceuticals Segment for the first quarter of 2005 totaled $(561,000), representing an increased loss of 26.7% from $(443,000) in the first quarter of 2004. The increased loss is due to decreased revenue from monoclonal antibodies of approximately $139,000 offset in part by lower research and development costs.

Operating profit in the Skincare Segment for the first quarter of 2005 totaled $105,000, a decrease of 91.8% from an operating profit of $1,279,000 in the first quarter of 2004. This decrease is directly related to the decreased revenues of over $1.8 million, primarily from the OMP settlement which resulted in a one-time revenue item of $1.5 million, partially offset by lower legal fees resulting from the OMP settlement and reduced royalties from other licensees.

OTHER INCOME AND EXPENSE

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants purchasing an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants, including making principal payments of $4.1 million. As of March 31, 2005, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The notes require semi annual payment of interest only until maturity and are secured by all assets of the Company. At the Company’s option, interest may be paid in cash or in Ordinary shares of Senetek.

The primary component of other income and expense is interest expense related to the above mentioned secured promissory notes. Interest expense, including both cash based payments and amortization of the discounts on the notes payable, has declined as a result of the approximately $4.1 million of principal payments made between September 2003 and September 2004. Total interest expense was $184,000 and $242,000 for the three months ended March 31, 2005 and 2004. The amortization of the discount on the notes, which is included in interest expense, amounted to $114,000 for 2005 compared to $138,000 for 2004. Our annual interest expenses related to cash payments due under the notes will continue to be approximately $280,000 until the notes mature in April 2007. The annual interest expense associated with the amortization of the notes payable discount will increase on an annual basis until the notes mature in April 2007 as a result of the use of the effective interest method.

TAXATION

Gross deferred tax assets, which approximated $31.7 million at December 31, 2004, are largely unchanged at March 31, 2005. The gross deferred tax assets relate to substantial cumulative net operating losses incurred and are 100% reserved as realization has not been considered more probable than not. There is minimal income tax expense in the quarter ended March 31, 2005 because of the availability of net operating loss carryforward and the loss for the period.

Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. (referred to hereafter as the intellectual property) for $500,000 cash including a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarter ended March 31, 2005, USITC made its first scheduled payment of approximately $44,000 under the $400,000 note agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio at March 31, 2005 is still strong at 2.50 compared to 2.55 at December 31, 2004. As of March 31, 2005 our liquid position, represented by cash, cash equivalents and short term investments totaled $3,983,000, a decrease of $539,000 from December 31, 2004. The decrease was primarily caused by the net loss for the three months ended March 31, 2005 of $584,000. The continued strength of our balance sheet will depend upon our ability to increase our revenue base and maintain, if not reduce, our operating expenses. If this does not happen, our current cash position and our strong current ratio could quickly decline.

During fiscal 2005, the Company may have periods where additional working capital will be required. The level of our research and development expenditures in 2005 could be dictated by the availability of working capital. Many of our planned expenditures can be quickly scaled back if funds are not available. As a result of the Company receiving the majority of its revenue only on a quarterly basis, the Company might have periods of time when additional cash could be required. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, our current cash position could be adversely impacted and our need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

The Company’s ability to obtain additional borrowings could be impacted by the small number of current noteholders and the security interest pledged as collateral. The current notes are secured by all assets of the Company, potentially making it more difficult to secure additional borrowings in the event the Company is unable to generate the necessary cash flow from it operations or sale of securities. Although the current note agreements allow the Company to secure from new or existing creditors total debt up to $15 million on terms pari passu with the current note holders, the Company’s business could be adversely affected if it were unable to arrange funding with acceptable terms.

Our other most significant expenditure commitments are our research agreements, consulting agreements, employment agreements and property leases, whose details are outlined in the footnotes to the consolidated financial statements included in the 2004 Form 10-K.

Based upon projected operating results for the year and the Company’s ability to manage discretionary expenditures, the Company presently believes it will have adequate cash in 2005 to fund operations. The Company is not anticipating any significant capital expenditures in 2005.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-Q. We believe that the following accounting policies fit the definition of critical accounting policies. The critical accounting policies were discussed with the audit committee.

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

Impairment of Goodwill and Other Long-lived Assets

We assess the impairment of goodwill and other long-lived assets such as property and equipment and other intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

ADOPTION OF NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 14, 2005, the SEC announced a deferral of the effective date of Statement 123(R) for calendar year companies until the beginning of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123 using the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature.

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

PART II OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

The Company is not presently involved in any active litigation but does occasionally becomes involved in litigation arising from the normal course of business and we are unable to determine the extent of any liability that may arise.

Item 2:

Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2005 the Company issued to a nominee of The Bank of New York 298,926 ordinary Shares for the benefit of three executive officers and four directors or former directors of the Company pursuant to the Deferred Compensation Plans, as discussed in Note 8 to the Notes to the Unaudited Consolidated Financial Statements. The shares issued were in lieu of quarterly director’s fees for 2004 with respect to the four directors or former directors and in lieu of 10% of salary for 2004 with respect to the three executive officers. Subsequent to March 31, 2005 The Bank of New York, as the depositary for the Company’s ordinary shares issued 298,926 American Depositary Shares to these seven individuals in respect of the underlying ordinary shares. The Company did not receive any cash, securities, property or other proceeds from this transaction.

The Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof based upon the private nature of the offering and the investment and non-distribution representations by the recipients of the ADSs.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

Date: May 13, 2005

By:	/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth Chief Financial Officer

Date: May 13, 2005