Form 10-Q
period 2005-06-30
SENETEK PLC /ENG/
filed 2005-08-22
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At August 18, 2005, there were 60,960,624 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2005

Index to Exhibits

Exhibit No.	Description
(31)	Rule 13a-14(a)/15d/14(a) Certifications

31.1 Rule 13a-14(a)/15d/14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d/14(a) Certification of Chief Financial Officer

(32)	Rule 1350 Certifications

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

PART I FINANCIAL INFORMATION

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues
Product Sales	$79	$21	$104	$233
Royalties and Licensing (Note 7)	1,398	1,421	2,612	4,454

Total Revenue	1,477	1,442	2,716	4,687

Cost of Sales
Products	25	22	40	85
Royalties and Licensing	156	221	333	391

Total Cost of Sales	181	243	373	476

Gross Profit	1,296	1,199	2,343	4,211

Operating Expenses:
Research and Development	308	324	658	640
Administration, Sales and Marketing	904	965	2,058	2,825

Total Operating Expenses	1,212	1,289	2,716	3,465

Income (Loss) from operations	84	(90)	(373)	746
Interest Income	20	8	41	8
Interest Expense (including amortization of debt discount)	(199)	(258)	(384)	(500)

Income (Loss) from continuing operations before income taxes	(95)	(340)	(716)	254
Provision for income taxes	(37)	(2)	(45)	(9)

Income (Loss) from continuing operations	(132)	(342)	(761)	245
Discontinued operations (Note 6):
Gain on Sale of Operations	37	—	74	—
Interest Income	7	30	15	75

Income from Discontinued Operations	44	30	89	75

Net Income (Loss) available to Ordinary Shareholders	$(88)	$(312)	$(672)	$320

Basic and Diluted Income (Loss) from Continuing Operations	$(0.00)	$(0.01)	$(0.01)	$0.01
Basic and Diluted Income from Discontinued Operations	0.00	0.00	0.00	0.00

Basic Income (Loss) per Ordinary share outstanding	$(0.00)	$(0.01)	$(0.01)	$0.01

Weighted average Basic Ordinary shares outstanding	60,961	60,026	60,863	59,539
Weighted average Diluted Ordinary shares outstanding	60,961	60,026	60,863	61,566

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,705	$2,938
Short Term Investments (Note 9)	1,634	1,584
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2005 and 2004	1,183	1,094
Non-trade Receivables	56	121
Inventory, net of reserves of $410,000 in 2005 and $404,000 in 2004 (Note 2)	188	218
Prepaids and Deposits	162	295

Total Current Assets	4,928	6,250
Property & Equipment—net	514	635
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$7,000	$8,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$324	$806
Accrued Liabilities (Note 8)	693	855
Deferred Revenue and License Fees	797	802

Total Current Liabilities	1,814	2,463

Long Term Liabilities:
Notes Payable, net of discount of $1,405,000 in 2005 and $1,648,000 in 2004	1,885	1,641
Other Long Term Liabilities	23	38
Deferred Revenue and License Fees	5,263	5,662
Commitments, Contingencies and Subsequent Event (Notes 8 and 11)
Stockholders’ Deficit (Notes 4 and 8):
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2005 and 2004: 60,960,624 and 60,661,698	4,919	4,892
Share Premium	84,749	84,701
Accumulated Deficit	(91,658)	(90,986)
Accumulated Other Comprehensive Income—Currency Translation	5	32

Total Stockholders’ Deficit	(1,985)	(1,361)

Total Liabilities and Stockholders’ Deficit	$7,000	$8,443

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2005

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Total Stockholders’ Deficit
Balances, January 1, 2005	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)
Stock Based Compensation-Fair Value of Options	—	—	3	—	—	3
Stock Issued for Deferred Compensation (Note 8)	298,926	27	45	—	—	72
Comprehensive Loss:
Net Loss	—	—	—	(672)	—	(672)
Translation loss, net of tax	—	—	—	—	(27)	(27)

Total Comprehensive Loss				(672)	(27)	(699)

Balances, June 30, 2005	60,960,624	$4,919	$84,749	$(91,658)	$5	$(1,985)

For the six months ended June 30, 2004 the translation loss was $21 and total comprehensive income was $299.

For the three months ended June 30, 2005 the translation loss was $29 and total comprehensive loss was $117.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(672)	$320
Income from Discontinued Operations	(89)	(75)

Income (Loss) from Continuing Operations	(761)	245
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	372	349
Stock based compensation	3	75
Changes in assets and liabilities:
Trade receivables	(89)	(251)
Non-trade receivables	65	(5)
Inventory	30	40
Prepaids and deposits	133	(89)
Accounts payable and accrued liabilities	(572)	(331)
Deferred revenue and license fees	(404)	4,126

Net Cash Provided by (Used in) Continuing Operations	(1,223)	4,159
Net Cash Provided by Discontinued Operations	89	75

Net Cash Provided by (Used in) Operating Activities	(1,134)	4,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(7)	(4)
Purchase of short term investments	(50)	—

Net Cash Provided by Investing Activities	(57)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Warrant Exercise	—	628
Principal Payment on Debt	(15)	(15)

Net Cash Provided by (Used in) Financing Activities	(15)	613

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,206)	4,843
Cash and cash equivalents at the beginning of period	2,938	1,187
Effect of exchange rate changes on cash	(27)	(21)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,705	$6,009

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$141	$208
Income Taxes	13	9

Non-Cash Financing Transaction:

During the six months ended June 30, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

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

Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory at cost comprises

	June 30, 2005	December 31, 2004
	(in thousands)
Finished Goods	$113	$125
Raw Materials	75	93

	$188	$218

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Pro forma impact of fair value method
Reported net income (loss)	$(88)	$(312)	$(672)	$320
Less: total stock-based employee compensation expense determined under the fair value based method for all awards	(33)	(157)	(66)	(319)

Pro forma net income (loss)	$(121)	$(469)	$(738)	$1

Earnings (loss) per common share
Basic and diluted–as reported	$(0.00)	$(0.01)	$(0.01)	$0.01
Basic and diluted–pro forma	$(0.00)	$(0.01)	$(0.01)	$0.00

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(132)	$(342)	$(761)	$245
Income from Discontinued Operations	44	30	89	75

Basic and Diluted Net Income (Loss)	$(88)	$(312)	$(672)	$320

Denominator:
Basic weighted average shares outstanding	60,961	60,026	60,863	59,539
Stock options and warrants “in the money” -treasury stock method	—	—	—	2,027

Diluted weighted average Shares outstanding	60,961	60,026	60,863	61,566

Options and warrants to purchase 19,944,001 and 16,405,288 shares of stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted income (loss) per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price, except for the assumed exercise of 5,303,070 options and warrants during the six months ended June 30, 2004 that are “in the money”. Using the treasury stock method, the proceeds from the assumed exercise price of such options and warrants are assumed to have been used to purchase 3,275,963 shares of stock, resulting in additional net outstanding shares of 2,027,107 for the six months ended June 30, 2004.

5. Segment Reporting

	Three months ended June 30, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$205	$1,272	$1,477
Operating (Loss) income	(393)	477	84
Income (Loss) from continuing operations available to common shareholders before taxes	(592)	497	(95)

	Three months ended June 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$354	$1,088	$1,442
Operating (Loss) income	(451)	361	(90)
Income (Loss) from continuing operations available to common shareholders before taxes	(709)	369	(340)

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting (continued)

	Six months ended June 30, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$494	$2,222	$2,716
Operating (Loss) income	(948)	575	(373)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,332)	616	(716)

	Six months ended June 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$787	$3,900	$4,687
Operating (Loss) income	(893)	1,639	746
Income (Loss) from continuing operations available to common shareholders before taxes	(1,393)	1,647	254

Administration, Sales and Marketing Expenses historically have been allocated equally to each Segment except for those expenses specifically related to a segment. For the six month period ended June 30, 2004, the majority of the Company’s legal fees totaling over $800,000 were allocated to the skincare segment as they related to settlement of the OMP litigation (See Note 7) which occurred during the first quarter of 2004. For the three and six months ended June 30, 2005, with the exception of advertising and promotion costs related to the Kinetin Plus product line, all other costs are allocated equally to each segment.

6. Discontinued Operations

On December 31, 2002, the Company closed a transaction in which U.S. International Trading Corp (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carme Inc. for $500,000 cash including a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $75,000 in the six months ended June 30, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the six months ended June 30, 2005, USITC made the two scheduled payments totaling approximately $89,000 under the $400,000 note agreement.

As of June 30, 2005 and December 31, 2004, USITC owes Senetek $70,000 related to minimum royalties owed to the Company on Dubarry products. The Company has established a reserve of 100% of the royalties due.

7. Litigation Settlement

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company has recognized the $1.5 million as royalty income in the six months ended June 30, 2004 and will recognize additional royalty income from OMP, up to $500,000, as product is sold by OMP in normal recurring royalty payments. During the quarter and six months ended June 30, 2005, the Company recognized normal recurring royalty income from OMP of approximately $28,000 and $59,000 compared to $50,000 in each of the 2004 corresponding periods.

8. Contractual Obligations

In January 2004, the Company established Deferred Compensation Plans (the “Plans”) for the board of directors and the executive officers of the Company. Under the terms of the Plans, the quarterly stipends of certain directors and 10% of the salaries of executive officers’ for 2004 were to be paid in stock. The Plans were terminated effective December 31, 2004 and in March 2005 the Company issued 298,926 shares of stock due under the terms of the Plans.

In March 2005, the Company and its former Executive Vice President and General Counsel reached an agreement whereby effective March 31, 2005, his employment contract was terminated. In connection with that agreement, the Company has agreed to pay the former employee’s salary and health benefits through August 2005. The Company has recorded the approximately $115,000 cost of the employee’s departure, including future benefits, as an Administrative, Sales and Marketing expense in the six months ended June 30, 2005. As of June 30, 2005, approximately $46,000 is due and payable under the severance agreement, such amounts to be paid by August 2005.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Short-Term Investments

Short-term investments represent certificate of deposits with various financial institutions totaling $1,634,000 and $1,584,000 at June 30, 2005 and December 31, 2004. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At June 30, 2005 and December 31, 2004 the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

10. New Accounting Pronouncements

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

11. Subsequent Event

On August 5, 2005 Senetek and Valeant Pharmaceuticals International agreed to an amendment (the “Amendment”) to their license agreement, originally dated as of August 1, 2003.

The terms and conditions of the Amendment that are material to Senetek may be summarized as follows:

•	Valeant is granted exclusive worldwide marketing rights and manufacturing rights to Zeatin and similar rights to Kinetin, subject only to existing rights of present licensees of Kinetin;

•	Senetek will receive minimum annual royalty payments of $6 million in contract year 2006, $7 million in contract year 2007, and $8 million in contract years 2008 through 2010, subject to a royalty credit to Valeant of $250,000 per quarter in consideration of previous payments; and

•	Senetek will receive additional royalty payments at an agreed royalty rate for all net sales of products containing Kinetin or Zeatin exceeding certain agreed minimum thresholds.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Significant Trends

During the quarter ended June 30, 2005 compared to 2004, we showed an increase in revenues, a decrease in expenses, a decrease in our operating loss and a decrease in our net loss, such improvements primarily being attributed to the Company’s increased focus on the skincare business and the resolution of certain litigation in the first quarter of 2004. For the six months ended June 30, 2005 compared to 2004, our revenues were lower primarily due to receipt in 2004 of the $1.5 million in settlement of the OMP litigation. Our operating expenses for the first six months of 2005 were lower than the first six months of 2004 due to the decline in legal fees resulting from the settlement of the OMP litigation in 2004. When taken together, the net result of these changes was a reduction in operating and net income for the six months ended June 30, 2005 compared to 2004. The $1,183,000 reduction in our cash, cash equivalents and short term investments during the six months ended June 30, 2005 was the result of the net loss of $672,000 for the period plus the $644,000 reduction in accounts payable and accrued expenses.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues	$1,477	$1,442	$2,716	$4,687
Gross Profit	$1,296	$1,199	$2,343	$4,211
Gross Profit Percentage	87.7%	83.1%	86.3%	89.8%
Operating Income (Loss)	$84	$(90)	$(373)	$746
Net Income (Loss)	$(88)	$(312)	$(672)	$320

			June 30, 2005	Dec. 31, 2004
Current Ratio			2.72	2.54
Reduction in Cash and Investments			$(1,183)	$ N/A

REVENUES (Continuing Operations)

Summary of Revenues for the three and six months ended June 30,

	Three Months Ended June 30			Six Months Ended June 30
Segment	2005	2004	% change in 2005	2005	2004	% change in 2005
Skincare
Royalties from Licensing	$1,202	$1,070	12.3%	$2,137	$3,686	(42.0)%
Product Sales	70	17	311.8%	86	214	(59.8)%

Total Skincare	1,272	1,087	17.0%	2,223	3,900	(43.0)%

Pharmaceutical
Royalties on Antibodies	196	351	(44.2)%	475	769	(38.2)%
Sales of ED Products	9	4	125.0%	18	18	0.0%

Total Pharmaceutical	205	355	(42.3)%	493	787	(37.4)%

Total Revenue	$1,477	$1,442	2.4%	$2,716	$4,687	(42.1)%

For the three months ended June 30, 2005 compared to June 30, 2004, the 17.0% increase in skincare revenue is primarily the result of an increase in royalty income from Valeant Pharmaceuticals International of approximately $200,000 offset, in part, by a decrease in royalties from The Body Shop of approximately $120,000. Royalties and product sales from various licensees in Europe and Asia accounted for the remaining increase in skincare revenue during the second quarter of 2005 compared to 2004.

The 43.0% decrease in skincare revenue for the six months ended June 30, 2005 compared to 2004 was primarily due to the receipt of $1.5 million from OMP in settlement of litigation during the quarter ended March 31, 2004. Excluding the $1.5 million OMP settlement, product sales and royalty revenue from skincare products would have been $2,400,000 in the six months ended June 30, 2004, approximately 7.4% higher than the level in the first six months of 2005. Excluding the OMP settlement, the decrease in 2005 revenue resulted primarily from a $415,000 reduction in royalty revenue from The Body Shop and a $75,000 reduction in royalties from Revlon, offset in part by an increase in total revenue from Valeant of approximately $316,000.

The amended license agreement signed with Valeant in August 2003 allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. Valeant began manufacturing its own products in early 2004. The decrease in skincare product sales during the six months ended June 30, 2005 compared to 2004 was due to the change allowing Valeant to manufacture their own products. Corresponding, the increase in royalty income from Valeant during the three and six months ended June 30, 2005 compared to 2004 was due to the amended Valeant agreement increasing the royalty rate and an overall increase in sales volume by Valeant as they expand their geographic reach of Kinetin based products.

The decrease in royalties from The Body Shop during 2005 compared to 2004 is primarily considered to be temporary and is related to the timing of when orders were received and when product was manufactured by The Body Shop. The decrease in Revlon’s royalty income in 2005 compared to 2004 is primarily the result of lower unit sales and the mix of product sold by Revlon as they phase out certain product lines.

For the three and six months ended June 30, 2005 compared to 2004, the 42.3% and 37.4% decrease in sales of and royalties on pharmaceutical products was due primarily to the amendment to our agreement with Signet, effective April 2004, related to sales and marketing of diagnostic monoclonal and polyclonal antibodies. Under the new agreement with Signet, which was expected to create added incentives for Signet to increase sales, the Company expects to generate a more consistent quarterly royalty stream. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. In connection with the amended Signet agreement, we are now responsible for a larger portion of the license fee due to RFMH, the entity from which the Company licenses the rights to the antibodies. The new license agreement with Signet is expected to result in higher revenue, but also is expected to result in a higher cost of sales. Our gross profit dollars on an annual basis from the revenue of antibodies is expected to be approximately the same after April 2004 as it was before that date, but our gross profit percentage will be lower after the amendment with Signet as compared to before. Under the terms of the Signet contract, Signet has guaranteed a certain level of revenue to retain exclusivity for the licensing of these antibodies. Additionally, our overall sales and gross profit could fluctuate as the sales of antibodies follow sales patterns determined by project driven research conducted by unrelated organizations and, as a result, demand for antibodies is subject to significant fluctuation

COST OF GOODS SOLD

Summary of Cost of Goods Sold for the three and six months ended June 30,

	Three Months Ended June 30			Six Months Ended June 30
Segment	2005	2004	% change in 2005	2005	2004	% change in 2005
Skincare	$57	$49	16.3%	$93	$153	(39.2)%
Pharmaceutical	124	194	(36.1)%	280	323	(13.3)%

Total	$181	$243	(25.5)%	$373	$476	(21.6)%

As a % of Skincare Revenue	4.5%	4.5%		4.2%	3.9%
As a % of Pharmaceutical Revenue	60.5%	54.6%		56.8%	41.0%
As a % of Total Revenue	12.3%	16.9%		13.7%	10.2%

Cost of sales for the six months ended June 30, 2005, which includes primarily royalty fees, was $103,000 and 21.6% lower than the comparable period in 2004. Cost of sales as a percentage of total revenue increased to 13.7% in the six months ended June 30, 2005 compared to 10.2% in 2004. The decrease in actual cost of sales during 2005 was due to lower sales of products, lower royalty revenue from antibodies in the Pharmaceutical Segment, offset in part by an increase in royalty expense related to increased skincare royalty income. We typically earn a lower gross margin on product sales than we do on royalty income; additionally the royalty expense on pharmaceutical royalty income is substantially greater than the royalty expense related to skincare royalty income. The increase in the Pharmaceutical cost of sales as a percentage of sales was directly related to the amendment to the sales and marketing agreement with Signet and costs associated with the extension of the RFMH license agreement.

OPERATING EXPENSES

Research and Development

Summary of Research and Development for the three and six months ended June 30,

	Three Months Ended June 30			Six Months Ended June 30
Segment	2005	2004	% change in 2005	2005	2004	% change in 2005
Skincare	$240	$142	69.0%	$473	$303	56.1%
Pharmaceutical	68	182	(62.6)%	185	337	(45.1)%

Total	$308	$324	(4.9)%	$658	$640	2.8%

As a % of Skincare Revenue	18.9%	13.1%		21.3%	7.8%
As a % of Pharmaceutical Revenue	33.2%	51.3%		37.5%	42.8%
As a % of Total Revenue	20.9%	22.5%		24.2%	13.7%

Research and Development

Research and Development expenditures for the first six months of 2005 were $658,000, an increase of 2.8% from $640,000 in the first half of 2004. The increase was the result of a 56.1% increase in expenditures related to the Skincare Segment resulting from the establishment and commencement of our own dedicated research and development space in Denmark during the fourth quarter of 2004 and increased work on the testing of Zeatin. The 45.1% decrease in expenditures associated with our Pharmaceutical Segment was directly attributed to our June 2004 license agreement with Ardana Biosciences, Ltd. Under this agreement, Ardana agreed to undertake primary responsibility for the regulatory approval process of Invicorp. Beginning in the second quarter of 2005, Ardana has almost full responsibility for all costs associated with Invicorp. During the quarter ended June 30, 2005, 78% of our research costs were related to skincare compared to 44% in 2004. We expect that the majority of our future research and development expenditures will focus on the skincare segment.

Administration, Sales and Marketing

Summary of Administration, Sales and Marketing for the three and six months ended June 30,

	Three Months Ended June 30			Six Months Ended June 30
Segment	2005	2004	% change in 2005	2005	2004	% change in 2005
Skincare	499	$536	(6.9)%	$1,081	$1,805	(40.1)%
Pharmaceutical	405	429	(5.6)%	977	1,020	(4.2)%

Total	904	965	(6.3)%	2,058	2,825	(27.2)%

As a % of Skincare Revenue	39.2%	49.3%		48.6%	46.3%
As a % of Pharmaceutical Revenue	197.6%	120.8%		198.2%	129.6%
As a % of Total Revenue	61.2%	66.9%		75.8%	60.3%

Administration, Sales and Marketing Expenses historically have been allocated equally to each Segment except for those expenses specifically related to a segment. For the six month period ended June 30, 2004, the majority of the Company’s legal fees totaling over $800,000 were allocated to the skincare segment as they related to settlement of the OMP litigation which occurred during the first quarter of 2004. The overall decrease in Administration, Sales and Marketing expenses during the six months ended June 30, 2005 in comparison to the 2004 period is directly attributable to a reduction in legal fees of over $700,000. For the three and six months ended June 30, 2005, with the exception of advertising and promotion costs related to the Kinetin Plus product line, all other costs are allocated equally to each segment.

For the three and six months ended June 30, 2005 and 2004, the following Administration, Sales and Marketing expenses were incurred:

	Three Months		Six Months
	2005	2004	2005	2004
			($ in Thousands)
Expense Category
Payroll, Benefits and Consulting	$319	$418	$900	$876
Legal and Other Professional Fees	139	193	348	1,096
Rent and Office Expenses	130	162	287	319
Insurance-Liability	100	90	186	188
Travel and Related	73	78	125	153
Advertising	59	—	59	—
Depreciation and Other Non-cash Expenses	47	—	88	147
Other	37	24	65	46

Total	$904	$965	$2,058	$2,825

During the six months ended June 30, 2005, payroll costs include approximately $115,000 of severance payments for an officer who departed in March 2005. Legal and professional fees were higher in the six months ended June 30, 2004 compared to 2005 due to the OMP litigation that was settled in early 2004. Depreciation and Other Non-cash expenses fluctuate during 2005 and 2004 because non-cash stock compensation fluctuates based upon the value of the Company’s stock. During the second quarter of 2005 the Company incurred $59,000 of advertising costs related to the promotion of the Company’s proprietary product line, Kinetin Plus.

OPERATING (LOSS) INCOME

Operating loss for the first six months of 2005 totaled $(373,000) compared to an operating income of $746,000 in the first six months of 2004.

The operating loss in the Pharmaceuticals Segment for the first six months of 2005 totaled $(948,000), representing an increased loss of 6.2% from $(893,000) in the first six months of 2004. The increased loss is due to decreased gross profit from monoclonal antibodies revenue of approximately $255,000, offset in part by lower Research and Development costs of $152,000 and lower Administrative, Sales and Marketing Costs of $42,000 .

Operating income in the Skincare Segment for the first six months of 2005 totaled $575,000, a decrease of 64.9% from $1,639,000 in the first six months of 2004. This decrease is directly related to the decreased revenues of approximately $1.8 million, primarily from the OMP settlement which resulted in a one-time revenue item of $1.5 million in the first six months of 2004, partially offset by lower legal fees resulting from the OMP settlement.

OTHER INCOME AND EXPENSE

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants purchasing an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants, including making principal payments of $4.1 million and extending the maturity date of the notes to April 2007. As of June 30, 2005, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The notes require semi annual payment of interest only until maturity and are secured by all assets of the Company. At the Company’s option, interest may be paid in cash or in Ordinary shares of Senetek.

The primary component of other income and expense is interest expense related to the above mentioned secured promissory notes. Interest expense, including both cash based payments and amortization of the discounts on the notes payable, has declined as a result of the approximately $4.1 million of principal payments made between September 2003 and September 2004. Total interest expense was $384,000 and $500,000 for the six months ended June 30, 2005 and 2004. The amortization of the discount on the notes, which is included in interest expense, amounted to $244,000 for 2005 compared to $276,000 for 2004. Our annual interest expenses related to cash payments due under the notes will continue to be approximately $280,000 until the notes mature in April 2007. The annual interest expense associated with the amortization of the notes payable discount will increase on an annual basis until the notes mature in April 2007 as a result of the use of the effective interest method.

TAXATION

Gross deferred tax assets, which approximated $31.7 million at December 31, 2004, are largely unchanged at June 30, 2005. The gross deferred tax assets relate to substantial cumulative net operating losses incurred and are 100% reserved as realization has not been considered more probable than not. Although the Company has large tax loss carryforwards, the income tax expense in 2005 is related to estimated alternative minimum tax.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $75,000 in the six months ended June 30, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the six months ended June 30, 2005, USITC made the two scheduled payments totaling approximately $89,000 under the $400,000 note agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio at June 30, 2005 is 2.72 compared to 2.54 at December 31, 2004. As of June 30, 2005 our liquid position, represented by cash, cash equivalents and short term investments totaled $3,339,000, a decrease of $1,183,000 from December 31, 2004. The decrease was primarily caused by the net loss for the three months ended June 30, 2005 of $672,000 and a decrease in our accounts payable and accrued liabilities balance of $644,000. The continued strength of our balance sheet will depend upon our ability to increase our revenue base and maintain, if not reduce, our operating expenses. If this does not happen, our current cash position and our current ratio could quickly decline.

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

Revenue Recognition

Revenue from the sale of the Company’s skincare products and of its Erectile Dysfunction product, Invicorp, is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee, Signet, on their sale of monoclonal antibodies, are recognized based upon a percentage of actual Signet sales pursuant to the contract terms. After the contract was amended in April 2004, Senetek shares in a greater percentage of the sales made by Signet up to $2 million and a lower percentage on Signet sales in excess of $2 million. Upfront license fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Royalty revenue is generally paid by the Licensee within 60 days of quarter end. Estimates are adjusted to reflect actual results within one quarter of product shipment. Historically, license revenue has not differed significantly from management’s estimates.

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

We plan to adopt Statement 123 using the modified-prospective method. As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature.

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

Item 6:	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)

By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2005

By:	/s/ BRADLEY D. HOLSWORTH
Bradley D. Holsworth Chief Financial Officer

Date: August 19, 2005