Form 10-Q
period 2005-09-30
SENETEK PLC /ENG/
filed 2005-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

At November 14, 2005, there were 60,960,624 of the registrant’s Ordinary shares outstanding.

SENETEK PLC AND SUBSIDIARIES

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I FINANCIAL INFORMATION

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Product Sales	$17	$158	$121	$391
Royalties and Licensing (Note 7)	1,627	1,365	4,240	5,819

Total Revenue	1,644	1,523	4,361	6,210

Cost of Sales
Products	110	45	150	131
Royalties and Licensing	202	182	536	573

Total Cost of Sales	312	227	686	704

Gross Profit	1,332	1,296	3,675	5,506

Operating Expenses:
Research and Development	454	367	1,112	1,007
Administration, Sales and Marketing	921	1,092	2,979	3,917

Total Operating Expenses	1,375	1,459	4,091	4,924

Income (Loss) from operations	(43)	(163)	(416)	582
Interest Income	23	12	63	21
Interest Expense (including amortization of debt discount)	(209)	(259)	(593)	(759)
Other income (expense), net (Note 7)	2	168	2	168

Income (Loss) from continuing operations before income taxes	(227)	(242)	(944)	12
Provision for income taxes	(39)	(10)	(83)	(19)

Income (Loss) from continuing operations	(266)	(252)	(1,027)	(7)
Discontinued operations (Note 6):
Gain on Sale of Operations	—	—	74	—
Interest Income	—	200	15	275

Income from Discontinued Operations	—	200	89	275
Net Income (Loss) available to Ordinary Shareholders	$(266)	$(52)	$(938)	$268

Basic and Diluted Income (Loss) from Continuing Operations	$—	$—	$(0.02)	$—
Basic and Diluted Income from Discontinued Operations	—	—	(0.02)	—

Basic Income (Loss) per Ordinary share outstanding	$—	$—	$(0.02)	$—

Weighted average Basic Ordinary shares outstanding	60,961	60,662	60,895	59,913
Weighted average Diluted Ordinary shares outstanding	60,961	60,662	60,895	59,913

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30, 2005 (unaudited)	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,660	$2,938
Short Term Investments (Note 9)	1,634	1,584
Trade Receivables, net of allowance for doubtful accounts of $10,000 in 2005 and 2004	1,340	1,094
Non-trade Receivables	36	121
Inventory, net of reserves of $450,000 in 2005 and $404,000 in 2004 (Note 2)	111	218
Prepaids and Deposits	155	295

Total Current Assets	4,936	6,250
Property & Equipment—net	473	635
Asset held for sale	250	250
Goodwill	1,308	1,308

Total Assets	$6,967	$8,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$484	$806
Accrued Liabilities (Note 8)	835	855
Deferred Revenue and License Fees	797	802

Total Current Liabilities	2,116	2,463

Long Term Liabilities:
Notes Payable, net of discount of $1,265,000 in 2005 and $1,648,000 in 2004	2,024	1,641
Other Long Term Liabilities	15	38
Deferred Revenue and License Fees	5,064	5,662
Commitments, Contingencies and Subsequent Event (Notes 8 and 11)
Stockholders’ Deficit (Notes 4 and 8):
Ordinary shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares at September 30, 2005 and December 31, 2004 respectively: 60,960,624 and 60,661,698	4,919	4,892
Share Premium	84,749	84,701
Accumulated Deficit	(91,924)	(90,986)
Accumulated Other Comprehensive Income—Currency Translation	4	32

Total Stockholders’ Deficit	(2,252)	(1,361)

Total Liabilities and Stockholders’ Deficit	$6,967	$8,443

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands, except shares outstanding)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Total Stockholders’ Deficit
Balances, January 1, 2005	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)
Stock Based Compensation-Fair Value of Options	—	—	3	—	—	3
Stock Issued for Deferred Compensation (Note 8)	298,926	27	45	—	—	72
Comprehensive Loss:
Net Loss	—	—	—	(938)	—	(938)
Translation loss, net of tax	—	—	—	—	(28)	(28)

Total Comprehensive Loss				(938)	(28)	(966)

Balances, September 30, 2005	60,960,624	$4,919	$84,749	$(91,924)	$4	$(2,252)

For the nine months ended September 30, 2004 the translation loss was $(19) and total comprehensive income was $249.

For the three months ended September 30, 2005 the translation loss was $(1) and total comprehensive loss was $(267)

For the three months ended September 30, 2004 the translation gain was $2 and total comprehensive loss was $(54)

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(938)	$268
Income from Discontinued Operations	(89)	(275)

Income (Loss) from Continuing Operations	(1,027)	(7)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	552	519
Stock based compensation	3	27
Stock issued for deferred compensation	72	—
Changes in assets and liabilities:
Trade receivables	(246)	(921)
Non-trade receivables	85	13
Inventory	107	87
Prepaids and deposits	140	(129)
Accounts payable and accrued liabilities	(342)	(74)
Deferred revenue and license fees	(603)	4,083

Net Cash Provided by (Used in) Continuing Operations	(1,259)	3,598
Net Cash Provided by Discontinued Operations	89	275

Net Cash Provided by (Used in) Operating Activities	(1,170)	3,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	(15)
Purchase of short term investments	(50)	(2,079)

Net Cash Used in Investing Activities	(57)	(2,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise	—	628
Payment on other long term liabilities	(23)	(1,623)

Net Cash Used in Financing Activities	(23)	(995)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,250)	784
Cash and cash equivalents at the beginning of period	2,938	1,187
Effect of exchange rate changes on cash	(28)	(19)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,660	$1,952

Supplemental disclosures of cash flow information are as follows:
Cash Paid for:
Interest	$140	$208
Income Taxes	7	13

Non-Cash Financing Transaction:

During the nine months ended September 30, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

See accompanying notes to unaudited consolidated financial statements.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The interim consolidated financial statements incorporate the accounts of Senetek PLC (“Senetek” or “the Company”) and its wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”), Senetek Asia (HK) Limited and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carme Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation formed by Senetek in 1995 when it acquired certain assets of Carme Inc. in an arms length transaction. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be achieved for the full fiscal year.

2. Inventory, net of reserves

	Sep 30 2005	December 31, 2004
	(in thousands)
Finished Goods	$111	$125
Raw Materials	—	93

	$111	$218

3. Stock Compensation Expense

The Company accounts for employee stock options using the intrinsic value method. If the fair value method of accounting had been applied, results would have been:

	Three Months ended September 30		Nine Months ended September 30,
	2005	2004	2005	2004
Pro forma impact of fair value method
Reported net income (loss)	$(266)	$(52)	$(938)	$268
Less: total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(33)	(116)	(99)	(435)

Pro forma net income (loss)	$(299)	$(168)	$(1,037)	$(167)

Earnings (loss) per common share
Basic and diluted–as reported	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Basic and diluted–pro forma	$(0.01)	$(0.00)	$(0.02)	$(0.00)

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings per Share

Earnings per share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Numerator:
Basic and Diluted Income (Loss) from Continuing Operations	$(266)	$(252)	$(1,027)	$(7)
Income from Discontinued Operations	—	200	89	275

Basic and Diluted Net Income (Loss)	$(266)	$(52)	$(938)	$268

Denominator:
Basic weighted average shares outstanding	60,961	60,662	60,895	59,913
Stock options and warrants “in the money”-treasury stock method	—	—	—	—

Diluted weighted average Shares outstanding	60,961	60,662	60,895	59,913

Options and warrants to purchase 19,939,001 and 16,205,288 shares of stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted income (loss) per Ordinary share outstanding because the effect would have been antidilutive because of a net loss or the exercise price is currently above average closing price.

5. Segment Reporting

	Three months ended September 30, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$318	$1,326	$1,644
Operating (Loss) income	(452)	409	(43)
Income (Loss) from continuing operations available to common shareholders before taxes	(658)	429	(227)

	Three months ended September 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$273	$1,250	$1,523
Operating (Loss) income	(633)	470	(163)
Income (Loss) from continuing operations available to common shareholders before taxes	(724)	482	(242)

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting (continued)

	Nine months ended September 30, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$813	$3,548	$4,361
Operating (Loss) income	(1,364)	948	(416)
Income (Loss) from continuing operations available to common shareholders before taxes	(1,957)	1,013	(944)

	Nine months ended September 30, 2004
	Pharmaceutical	Skincare	Total
	(in thousands)
Net revenues to external customers	$1,060	$5,150	$6,210
Operating (Loss) income	(1,717)	2,299	582
Income (Loss) from continuing operations available to common shareholders before taxes	(2,308)	2,320	12

Administration, sales and marketing expenses historically have been allocated equally to each segment except for those expenses specifically related to a segment. For the nine month period ended September 30, 2004 the majority of the Company’s legal fees totaling over $800,000 were allocated to the skincare segment as they related to settlement of the OMP litigation (See Note 7) which occurred during the first quarter of 2004. For the three and nine months ended September 30, 2005, with the exception of advertising and promotion costs related to the Kinetin Plus product line which was allocated to skincare, all other costs are allocated equally to each segment.

6. Discontinued Operations

On December 31, 2002, the Company closed a transaction in which U.S. International Trading Corp (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and certain other brands (excluding Dubarry) acquired by us in our 1995 asset purchase of Carme Inc. for $500,000 cash which included a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $75,000 in the six months ended June 30, 2004, together with a $400,000, secured amortizing note with a term of 30 months, bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the nine months ended September 30, 2005, USITC made the two scheduled payments totaling approximately $89,000 under the $400,000 note agreement. The third payment was received subsequent to September 30, 2005 and will be recorded in the fourth quarter of 2005.

As of September 30, 2005 and December 31, 2004, USITC owes Senetek $70,000 related to minimum royalties owed to the Company on Dubarry products. The Company has established a reserve of 100% of the royalties due.

7. Litigation Settlement

In March 2004, the Company announced that it had settled all litigation pending between Senetek and OMP, Inc. Under the terms of the settlement, in exchange for Senetek releasing all claims which were or could have been asserted against OMP, Senetek received $1.5 million in April 2004 and will receive up to an additional $500,000 based on future sales in Japan of skin care products containing Kinetin under the Obagi name. Under the terms of the settlement, OMP will have the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade. The Company has recognized the $1.5 million as royalty income in the six months ended June 30, 2004 and will recognize additional royalty income from OMP, up to $500,000, as product is sold by OMP in normal recurring royalty payments. During the quarter and nine months ended September 30, 2005, the Company recognized normal recurring royalty income from OMP of approximately $24,000 and $84,000 compared to $57,000 and $107,000 in each of the 2004 corresponding periods.

In September 2004, the Company settled a lawsuit brought in June 2003 against Eagle-Picher Technologies Inc. and an affiliate for non-performance under a 1998 manufacturing contract for its Chemsyn Laboratories Division to supply an active ingredient in Senetek’s erectile dysfunction drug Invicorp®. Under the settlement terms, Senetek received a lump sum payment of $235,000 on December 1, 2004, in release of all claims. The settlement, net of legal fees incurred during the third quarter of 2004, is included in other income (expense) for the period ended September 30, 2004.

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

In March 2005, the Company and its former Executive Vice President and General Counsel reached an agreement whereby effective March 31, 2005, his employment contract was terminated. In connection with that agreement, the Company has agreed to pay the former employee’s salary and health benefits through August 2005. The Company has recorded the approximately $115,000 cost of the employee’s departure, including future benefits, as an Administrative, Sales and Marketing expense in the nine months ended September 30, 2005.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Short-Term Investments

Short-term investments represent certificate of deposits with various financial institutions totaling $1,634,000 and $1,584,000 at September 30, 2005 and December 31, 2004. Each certificate of deposit has a principal balance of $99,000 or less and is outstanding for a period of approximately 95 to 180 days. At September 30, 2005 and December 31, 2004 the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

10. Subsequent events

On October 26, 2005, the Company entered into a settlement agreement terminating the lease of its administrative offices. In conjunction with the settlement agreement, the Company will pay $200,000 in exchange for the termination of the lease effective November 30, 2005.

The Company entered into a new lease for its administrative offices effective December 1, 2005. The lease has a term of 27 months and a monthly rent of $4,017.

11. New Accounting Pronouncements

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

RESULTS OF OPERATIONS

Significant Trends

During the quarter ended September 30, 2005 compared to 2004, revenue increased and operating expenses were lower resulting in a decreased operating loss. Revenue improvements were primarily attributable to the Company’s increased focus on the skincare business and increased royalties from monoclonal antibodies. For the nine months ended September 30, 2005 compared to 2004, our revenues were lower primarily due to receipt in the first half of 2004 of the $1.5 million in settlement of the OMP litigation. Our operating expenses for the first nine months of 2005 were lower than the first nine months of 2004 due to the decline in legal fees resulting from the settlement of the OMP litigation in 2004. When taken together, the net result of these changes was a reduction in operating and net income for the nine months ended September 30, 2005 compared to 2004. The $1,228,000 reduction in our cash, cash equivalents and short term investments during the nine months ended September 30, 2005 was the result of the net loss of $938,000 for the period combined with working capital changes.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues	$1,644	$1,523	$4,361	$6,210
Gross Profit	$1,332	$1,296	$3,675	$5,506
Gross Profit Percentage	81.0%	85.1%	84.3%	88.7%
Operating (Loss) Income	$(43)	$(163)	$(416)	$582
Net (Loss) Income	$(266)	$(52)	$(938)	$268

	September 30, 2005	Dec. 31, 2004
Current Ratio	2.33		2.54
Reduction in Cash and Investments	$(1,228)	$	N/A

REVENUES (Continuing Operations)

Summary of Revenues for the three and nine months ended September 30,

	Three Months Ended September 30		% change in 2005	Nine Months Ended September 30		% change in 2005
	2005	2004		2005	2004
	($ in thousands)
Segment
Skincare
Royalties from Licensing	$1,314	$1,099	19.6%	$3,451	$4,785	(27.9)%
Product Sales	12	151	(92.1)%	97	365	(73.4)%

Total Skincare	1,326	1,250	6.1%	3,548	5,150	(31.1)%

Pharmaceutical
Royalties on Antibodies	314	266	18.0%	789	1,035	(23.8)%
Sales of ED Products	4	7	(42.9)%	24	25	(4.0)%

Total Pharmaceutical	318	273	16.5%	813	1,060	(23.3)%

Total Revenue	$1,644	$1,523	7.9%	$4,361	$6,210	(29.8)%

For the three months ended September 30, 2005 compared to September 30, 2004, the 6.1% increase in skincare revenue is primarily the result of an increase in royalty income from Valeant Pharmaceuticals International of approximately $230,000 offset, in part, by a decrease in royalties from Revlon of approximately $87,000. Royalties and product sales from various licensees in Europe and Asia accounted for the remaining increase in skincare revenue during the third quarter of 2005 compared to 2004.

The 31.1% decrease in skincare revenue for the nine months ended September 30, 2005 compared to 2004 was primarily due to a non recurring item, the receipt of $1.5 million from OMP in settlement of litigation during the quarter ended March 31, 2004. Excluding the $1.5 million OMP settlement, product sales and royalty revenue from skincare products would have been $3,650,000 in the nine months ended September 30, 2004, approximately 2.9% higher than the level in the first nine months of 2005. Excluding the OMP settlement, the slight decrease in 2005 revenue resulted primarily from a $433,000 reduction in royalty revenue from The Body Shop and a $156,000 reduction in royalties from Revlon, offset by an increase in total revenue from Valeant of approximately $547,000.

The amended license agreement signed with Valeant in August 2003 allows Valeant to manufacture its own products containing Kinetin in exchange for a higher royalty on Kinetin products manufactured by Valeant. Valeant began manufacturing its own products in early 2004. The decrease in skincare product sales during the nine months ended September 30, 2005 compared to 2004 was due to the change that allowed Valeant to manufacture its own Kinetin products. The corresponding increase in royalty income from Valeant during the three and nine months ended September 30, 2005 compared to 2004 resulted from the higher royalty rate provided by the amended license and from an overall increase in Valeant’s sales of Kinetin products.

The decrease in royalties from The Body Shop during 2005 compared to 2004 is primarily considered to be temporary and is related to the timing of when orders were received and when product was manufactured for The Body Shop. The decrease in Revlon’s royalty income in 2005 compared to 2004 is primarily the result of lower unit sales and the mix of product sold by Revlon as they phase out certain product lines.

For the three and nine months ended September 30, 2005 compared to 2004, the 16.5% increase and the 23.3% decrease respectively in sales of and royalties on pharmaceutical products was due primarily to sales fluctuations under an amended agreement with Signet, effective April 2004, relating to sales and marketing of diagnostic monoclonal and polyclonal antibodies. Under the new agreement with Signet, which was expected to create added incentives for Signet to increase sales, the Company expects to generate a more consistent quarterly royalty stream. Under the previous agreement, the Company earned a higher royalty rate but on a lower base of revenue. In connection with the amended Signet agreement, we are now responsible for a larger portion of the license fee due to RFMH, the entity from which the Company licenses the rights to the antibodies. The new license agreement with Signet is expected to result in higher revenue, but also is expected to result in a higher cost of sales. Our gross profit dollars on an annual basis from the revenue of antibodies is expected to be approximately the same after April 2004 as it was before that date, but our gross profit percentage will be lower after the amendment with Signet as compared to before. Under the terms of the Signet agreement, Signet has guaranteed a certain level of revenue to retain exclusivity for the licensing of these antibodies. Additionally, our overall sales and gross profit could fluctuate as the sales of antibodies follow sales patterns determined by project driven research conducted by unrelated organizations and, as a result, demand for antibodies is subject to significant fluctuation.

COST OF GOODS SOLD

Summary of Cost of Goods Sold for the three and nine months ended September 30,

	Three Months Ended September 30		% change in 2005	Nine Months Ended September 30		% change in 2005
	2005	2004		2005	2004
	($ in thousands)
Segment
Skincare	$136	$76	78.9%	$230	$230	—%
Pharmaceutical	176	151	16.6%	456	474	(3.8)%

Total	$312	$227	37.4%	$686	$704	(2.6)%

As a % of Skincare Revenue	10.3%	6.1%		6.5%	4.5%
As a % of Pharmaceutical Revenue	55.4%	55.3%		56.1%	44.7%
As a % of Total Revenue	19.0%	14.9%		15.7%	11.3%

Cost of sales for the nine months ended September 30, 2005, which primarily consists of royalty fees, was $18,000 and 2.6% lower than the comparable period in 2004. Cost of sales as a percentage of total revenue increased to 15.7% in the nine months ended September 30, 2005 compared to 11.3% in 2004. The increase in cost of sales to total revenue percentage is mainly due to the $1.5 million one time OMP settlement included in 2004 revenues. The decrease in actual cost of sales during 2005 was due to lower sales of skincare products, slightly lower royalty revenue from antibodies in the Pharmaceutical Segment, offset in part by an increase in expense relating to an inventory reserve against our Kinetin plus raw materials. We typically earn a lower gross margin on product sales than we do on royalty income; additionally the royalty expense on pharmaceutical royalty income is substantially greater than the royalty expense related to skincare royalty income.

OPERATING EXPENSES

Research and Development

Summary of Research and Development for the three and nine months ended September 30,

	Three Months Ended September 30		% change in 2005	Nine Months Ended September 30		% change in 2005
	2005	2004		2005	2004
	($ in thousands)
Segment
Skincare	$319	$158	101.9%	$827	$462	79.0%
Pharmaceutical	135	209	(35.4)%	285	545	(47.7)%

Total	$454	$367	23.7%	$1,112	$1,007	10.4%

As a % of Skincare Revenue	24.1%	12.6%		23.3%	9.0%
As a % of Pharmaceutical Revenue	42.4%	76.6%		35.1%	51.4%
As a % of Total Revenue	27.6%	24.1%		25.5%	16.2%

Research and Development expenditures for the first nine months of 2005 were $1,112,000, an increase of 10.4% from $1,007,000 in the first nine months of 2004. The increase was the result of a 79.0% increase in expenditures related to the Skincare Segment resulting from the establishment and commencement of our own dedicated research and development space in Denmark during the fourth quarter of 2004 and increased work on the testing of Zeatin and other skincare compounds. The 47.7% decrease in expenditures associated with our Pharmaceutical Segment was directly attributed to our June 2004 license agreement with Ardana Biosciences, Ltd. Under this agreement, Ardana agreed to undertake primary responsibility for the regulatory approval process of Invicorp. Beginning in the second quarter of 2005, Ardana has undertaken almost full responsibility for all costs associated with Invicorp. During the quarter ended September 30, 2005, as a result of the change, 70% of our research costs were related to skincare compared to 43% in 2004. We expect that the majority of our future research and development expenditures will focus on the skincare segment.

Administration, Sales and Marketing

Summary of Administration, Sales and Marketing for the three and nine months ended September 30,

	Three Months Ended September 30		% change in 2005	Nine Months Ended September 30		% change in 2005
	2005	2004		2005	2004
	($ in thousands)
Segment
Skincare	$462	$546	(15.4)%	$1,543	$2,159	(28.5)%
Pharmaceutical	459	546	(15.9)%	1,436	1,758	(18.3)%

Total	$921	$1,092	(15.7)%	$2,979	$3,917	(24.0)%

As a % of Skincare Revenue	33.9%	43.7%		43.5%	41.9%
As a % of Pharmaceutical Revenue	144.3%	200.0%		176.6%	165.9%
As a % of Total Revenue	56.0%	71.7%		68.3%	63.1%

Administration, Sales and Marketing Expenses historically have been allocated equally to each Segment except for those expenses specifically related to a segment. For the nine month period ended September 30, 2004, the majority of the Company’s legal fees totaling over $800,000 were allocated to the skincare segment as they related to settlement of the OMP litigation which occurred during the first quarter of 2004. The overall decrease in Administration, Sales and Marketing expenses during the nine months ended September 30, 2005 in comparison to the 2004 period is directly attributable to a reduction in legal fees of over $700,000. For the three and nine months ended September 30, 2005, with the exception of advertising and promotion costs related to the Kinetin Plus product line (all allocated to skincare), all other costs are allocated equally to each segment.

For the three and nine months ended September 30, 2005 and 2004, the following Administration, Sales and Marketing expenses were incurred:

	Three Months		Nine Months
	2005	2004	2005	2004
	($ in thousands)
Expense Category
Payroll, Benefits and Consulting	$337	$413	$1,231	$1,354
Legal and Other Professional Fees	252	269	608	1,390
Rent and Office Expenses	160	225	430	545
Insurance-Liability	87	98	274	287
Travel and Related	63	46	178	200
Advertising	14	5	143	49
Depreciation and Other Non-cash Expenses	30	33	115	105
Other	(22)	3	(22)	(13)

Total	$921	$1,092	$2,957	$3,917

During the nine months ended September 30, 2005, payroll costs include approximately $115,000 of severance payments for an officer who departed in March 2005. Legal and professional fees were higher in the nine months ended September 30, 2004 compared to 2005 due to the OMP litigation that was settled in the first quarter of 2004. In the nine month period up to September 30, 2005 the Company has incurred $106,000 related to the promotion of its proprietary product line Kinetin Plus.

OPERATING (LOSS) INCOME

Operating loss for the first nine months of 2005 totaled $(416,000) compared to an operating income of $582,000 in the first nine months of 2004.

The operating loss in the Pharmaceuticals Segment for the first nine months of 2005 totaled $(1,364,000), representing a decreased loss of 20.6% from $(1,717,000) in the first nine months of 2004. The decrease in operating loss results from lower Research and Development costs of $260,000 and lower Administrative, Sales and Marketing Costs of $323,000 offset by decreased gross profit from monoclonal antibodies revenue of approximately $232,000.

Operating income in the Skincare Segment for the first nine months of 2005 totaled $948,000, a decrease of 58.8% from $2,299,000 in the first nine months of 2004. This decrease is directly related to the decreased revenues of approximately $1.8 million, primarily from the OMP settlement which resulted in a one-time revenue item of $1.5 million in the first nine months of 2004, partially offset by lower legal fees from the settlement of the OMP litigation.

OTHER INCOME AND EXPENSE

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants purchasing an aggregate of 3 million Ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants, including making principal payments of $4.1 million and extending the maturity date of the notes to April 2007. As of September 30, 2005, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The notes require semi annual payment of interest only until maturity and are secured by all assets of the Company. At the Company’s option, interest may be paid in cash or in Ordinary shares of Senetek.

The primary component of other income and expense is interest expense related to the above mentioned secured promissory notes. Interest expense, including both cash based payments and amortization of the discounts on the notes payable, has declined as a result of the approximately $4.1 million of principal payments made between September 2003 and September 2004. Total interest expense was $593,000 and $758,000 for the nine months ended September 30, 2005 and 2004. The amortization of the discount on the notes, which is included in interest expense, amounted to $383,000 for 2005 compared to $414,000 for 2004. Our annual interest expenses related to cash payments due under the notes will continue to be approximately $280,000 until the notes mature in April 2007. The annual interest expense associated with the amortization of the notes payable discount will increase on an annual basis until the notes mature in April 2007 as a result of the use of the effective interest method.

TAXATION

Gross deferred tax assets, which approximated $31.7 million at December 31, 2004, are largely unchanged at September 30, 2005. The gross deferred tax assets relate to substantial cumulative net operating losses incurred and are 100% reserved as realization has not been considered more probable than not. Although the Company has large tax loss carryforwards, the income tax expense in 2005 is related to estimated alternative minimum tax.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $75,000 in the six months ended June 30, 2004, together with a $400,000, thirty month, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the nine months ended September 30, 2005, USITC made the two scheduled payments totaling approximately $89,000 under the $400,000 note agreement. The third scheduled payment was received subsequent to September 30, 2005 and will be recorded in the fourth quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio at September 30, 2005 is 2.33 compared to 2.54 at December 31, 2004. As of September 30, 2005 our liquid position, represented by cash, cash equivalents and short term investments totaled $3,294,000, a decrease of $1,228,000 from December 31, 2004. The decrease was primarily caused by the net loss for the nine months ended September 30, 2005 of $938,000 and the net effect of changes in working capital. The continued strength of our balance sheet will depend upon our ability to increase our revenue base and maintain, if not reduce, our operating expenses. If this does not happen, our current cash position and our current ratio could quickly decline.

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

Based upon projected operating results for the year and the Company’s ability to manage discretionary expenditures, the Company presently believes it will have adequate cash in the remainder of 2005 to fund its operations. The Company is not anticipating any significant capital expenditures in the fourth quarter of 2005 other than the payments associated with the lease termination as discussed in Note 10 to the unaudited consolidated financial statements included herein. Furthermore, the minimum annual royalty payment that the Company will receive under the amended Valeant agreement in 2006 should result in an improved cash flow and we anticipate having adequate cash in 2006 to fund our operations. Should the Company be faced with significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, our current cash position could be adversely impacted and our need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

The Company’s ability to obtain additional borrowings may be limited. Although the current note agreements allow the Company to secure from new or existing creditors total debt up to $15 million on terms pari passu with the current note holders, all assets of the Company have been pledged or granted as security to secure the Company’s obligations to the current note holders, potentially making it more difficult to secure additional borrowings. In the event that the Company were to be unable to generate adequate cash flow from it operations or from the sale of securities, the Company’s financial position and business could be adversely affected if it were unable to arrange debt financing on acceptable terms.

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

On September 13, 2005, Senetek PLC filed suit in the Superior Court of California for the County of Los Angeles against Bachem Inc., doing business as Bachem California. The suit alleges fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of an active pharmaceutical ingredient. The suit seeks a jury trial and damages in an unspecified amount.

Item 6.	EXHIBITS

10.87	Amendment to the License Agreement between Senetek PLC and Valeant Pharmaceuticals International (incorporated by reference to Exhibit 10.87 to the Company’s Current Report of Form 8-K filed on August 11, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005

By:	/s/ Stewart W. Slade
Stewart W. Slade Acting Chief Financial Officer

Date: November 14, 2005

EXHIBIT INDEX

Number	Description

10.87	Amendment to the License Agreement between Senetek PLC and Valeant Pharmaceuticals International (incorporated by reference to Exhibit 10.87 to the Company’s Current Report of Form 8-K filed on August 11, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.