Form 10-K
period 2005-12-31
SENETEK PLC /ENG/
filed 2006-04-17
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File number 0-14691

SENETEK PLC

(Exact name of Registrant as Specified in its Charter)

England	77-0039728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

831 Latour Court, Napa, California, 94558

(Address of Principal Executive Offices including Zip Code)

707-226-3900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

AMERICAN DEPOSITARY SHARES

(each American Depositary share represents

1 Ordinary share, pound sterling 0.05 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2005 was $11,451,968.

As of March 27, 2006, the Registrant had 60,960,624 ordinary shares outstanding, including 60,596,373 shares issued at March 27, 2006 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 13 through 16 of this Annual Report, “Risk Factors”, on page 17 through 20 of this Annual Report, and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, on pages 29 through 43. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

Overview

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”, “we”, “us”, or “our”), is a public limited company organized under the laws of England in 1983 (registration number 1759068). Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”), Senetek Asia Limited (“HK”) and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carmé Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

You should read the “Risk Factors” section beginning on page 17 of this Annual Report to ensure you understand the risks associated with the Company. For detailed financial information, please consult the Company’s financial statements included in this Annual Report.

Our corporate website is located at www.senetekplc.com. Our Annual Reports on Form 10-K for the 2004 and 2003 fiscal years, in addition to our interim financial reports on Form 10-Q for fiscal 2005 and 2004, are available on our website, and subsequent SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Our other SEC filings may be obtained from us in electronic or paper format free of charge by writing us at ir@senetek.net or at Investor Relations, 831 Latour Court, Napa, California, 94558.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (the “Pharmaceutical Segment”).

The Company has made successive reviews of its business model and strategic direction aimed at broadening the Company’s base of proprietary skincare and dermatological technology, more systematically pursuing higher potential Skincare Segment licensing opportunities, and maximizing the return on the Company’s Pharmaceutical Segment. As part of its strategic program, the Company announced in February 2004, that it would:

•	expand and solidify its revenue base from Kinetin licensing,

•	complete the buildout and staffing of a dedicated laboratory at the Science Park adjacent to Aarhus University in Denmark. This facility would serve as a foundation for the identification and evaluation of new compounds, and allow Senetek to capitalize on R&D collaborations with existing and new institutional research facilities, including the Institute of Experimental Botany of the Czech Academy of Sciences in Prague. The goal of this venture is to ready at least one new proprietary dermatological active ingredient per year for commercialization,

•	place our patented Invicorp® erectile dysfunction therapy and Reliaject® autoinjector technology and equipment with strong commercial partners. These partners will absorb the costs of gaining marketing approvals and permit Senetek to participate in the future success of commercialization through milestone payments and royalties on net sales, and

•	aggressively seek and evaluate opportunities for synergistic, equity-based acquisitions by Senetek.

The progress made during 2005 on these various elements of the Company’s strategic program are reviewed below in the detailed discussion of the Company’s business.

Dermatological and Skincare Products

Skincare Technology

We have developed and patented a group of cytokinins, including Kinetin and Zeatin, plant growth factors that are naturally occurring.

Kinetin (N6-furfuryladenine) has been found to retard aging of plants and, in research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger. In clinical studies at the University of California, Irvine, Kinetin showed excellent response rates in partially reversing the clinical signs of photo damaged skin, including the appearance of fine lines and wrinkles, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin’s natural barrier function causing moisture loss but in fact significantly reduced trans-epidermal moisture loss.

Zeatin is an analogue of Kinetin. In an in vitro study completed early in 2004 at the University of Aarhus, Denmark, evaluating the effects of two concentrations of Zeatin on cultured human skin fibroblasts over their approximately 300 day lifespan, uniformly positive results were obtained. These results were reported in Rejuvenation Research in December 2004. These results were confirmed and broadened in pre-clinical in vivo studies announced via press release by the Company in January 2005. These studies were conducted at the Department of Dermatology, University of California at Irvine and RCTS, Inc., an independent commercial laboratory in Irving, Texas and are on file.

The Company is at varying stages in the process of evaluating and developing a number of other biologically active compounds, including PRK124 and AK801, which have completed a battery of pre-clinical in vitro and in vivo studies (with the former currently at the mid-point of a pilot clinical trial begun in February 2006 and the latter being in synthesization). In addition the Company is evaluating 4 HBAP, 4 METH, 2 METP and TOP 01 for bioactivity and toxicity; 4HBAP has successfully passed initial screening and is being readied for phase II safety testing. Thirteen additional compounds have been identified for initial screening.

Chronology of Kinetin Licensing and Product Development

Our Kinetin licensing strategy has been to build a global distribution system across all channels of distribution with partners that have the capability of successfully marketing finished Kinetin based products. Senetek’s first Kinetin license agreement was signed in June 1998 with Osmotics Corporation (“Osmotics”), an exclusive license to market Kinetin-based products to the worldwide prestige market, comprised of department stores and perfumeries, in exchange for specified royalties. Osmotics launched its initial line in February 1999. In May 2001, the parties entered into a settlement of various disputes involving Osmotics’ performance under the license, providing, among other things, for payment by Osmotics of back royalties and the grant by Senetek of a non-exclusive license to manufacture and market specified Kinetin-based products to the prestige class of trade worldwide in exchange for specified royalties, which license remains in effect.

In October 1998, we granted Valeant Pharmaceuticals International, then called ICN Pharmaceuticals, Inc. (“Valeant”), an exclusive worldwide license to market Kinetin in the ethical skincare market (dermatologists and cosmetic surgeons and their patients), later narrowed to exclusivity in North America. The Valeant license agreement originally provided for Senetek to receive a profit mark-up on its sales of products to Valeant, plus royalties on Valeant’s net sales of licensed products to its customers, in each case subject to prescribed minimums. In March 1999, Valeant launched cream and lotion formulations under its Kinerase® trademark in the United States and Canada, followed by launches in various Latin American and Far East markets. In August 2003, the Valeant license was amended to authorize it to manufacture as well as market Kinerase, in exchange for an increase in royalty rate to compensate for the elimination of its profit mark-up on products sales. This amendment also granted Valeant exclusivity in the ethical channel of trade in Europe and Australia in addition to its existing North American exclusivity while expanding its rights for non-exclusivity in the prestige, spa/salon, travel retail, and direct-to-consumer channels of trade. In May 2004, Valeant provided Senetek with a $5 million unrestricted, non-refundable cash infusion, which we invested in expanded research and development for the accelerated development of Zeatin, and Senetek agreed to reductions in royalties from Valeant of $250,000 per quarter in order to provide incentive for its further investment in the Kinerase® line. Also in May 2004, Valeant was granted an option to receive an exclusive global license for Zeatin in all classes of trade on commercial terms equivalent to its Kinetin license except for minimum net sales or minimum royalty covenants, which the option agreement states are to reflect the scope of Valeant’s exclusivity for Zeatin. In July 2004, Valeant’s license was further broadened to include non-exclusive rights for Kinetin-based products in the global mass market, the latter channel becoming available under a June 2004 amendment to the Company’s license agreement with Revlon Consumer Products Corporation described below. Finally, in July 2005, Valeant exercised its option to obtain an exclusive global license for Zeatin in all classes of trade, and its Kinetin license agreement was amended to grant such license for Zeatin and Valeant’s rights to Kinetin were similarly broadened, subject to the terms of Senetek’s existing Kinetin licenses, which Senetek undertook not to expand or renew. In return, Senetek will receive royalties on Valeant’s net sales of Zeatin products at the same rate as is applicable to net sales of Kinetin products and Valeant guarantees combined minimum royalties from sales of Zeatin and Kinetin products of $6 million in 2006, $7 million in 2007 and $8 million in each of 2008, 2009 and 2010, payable quarterly, subject to the above $250,000 quarterly credit.

In November 1999, we entered into a license and supply agreement with Obagi Medical Products, Inc., the predecessor of OMP, Inc. (“OMP”), for the exclusive marketing and distribution of specified Kinetin-based products in the mass market channel of distribution in China, Hong Kong, Japan, Malaysia, Singapore, South Korea, the Philippines and other designated Asian countries in exchange for a licensing fee, paid in installments in 1999 and 2000, and specified royalties on net sales of licensed products. Litigation over this agreement was settled in January 2002 for a $375,000 lump sum settlement payment to Senetek for past royalties, with the parties agreeing to terminate the original license, use best efforts to negotiate a new license agreement and pay a royalty on net sales during the negotiating period (which totaled $248,000). The parties failed to reach agreement and at the end of the prescribed negotiating period, as extended, Senetek terminated all of OMP’s rights in Asia, which under the terms of Senetek’s exclusive mass market license with Revlon Consumer Products Corporation, described below, thereupon became part of Revlon’s territory. In April 2003, Senetek commenced another lawsuit against OMP alleging breach of the January 2002 settlement agreement. This lawsuit and related litigation were settled in March 2004, with Senetek receiving a lump sum payment of $1.5 million and being entitled up to an additional $500,000 based on OMP’s future sales to its existing retailer accounts in Japan of skin care products having Kinetin concentrations not greater than a specified level. In 2005, the Company received $97,000 under this settlement agreement.

In May 2000, we entered into a license and supply agreement with Buth-Na-Bodhaige, Inc., doing business as The Body Shop. Under the terms of the license agreement, as amended in November 2000, The Body Shop was granted the right to sell Kinetin-based products supplied by Senetek in The Body Shop retail stores in North America, in The Body Shop’s catalogue, and on The Body Shop’s Internet website in exchange for a specified royalty based on the suggested retail prices of products purchased by The Body Shop from Senetek’s supplier, for resale to The Body Shop customers, and Senetek agreed not to enter into Kinetin licenses with specified other retailers. The Body Shop launched its initial line of licensed products in April 2001. On November 4, 2002, we signed an expansion of the license agreement with The Body Shop under which, in 2003, The Body Shop launched its Kinetin line of exclusively formulated skin care products in its retail stores, kiosks, catalogs and websites in Europe and Asia. Many of The Body Shop outlets outside North America are franchisees which operate under a different cost structure and this has had some negative impact on the success of the launches in Europe and Asia.

In June 2000, we entered into an agreement with Revlon Consumer Products Corporation (“Revlon”) granting it an exclusive license worldwide (subject to the prior rights of OMP under its then license agreement, described above) to manufacture and market Kinetin skin care and cosmetic products in the mass market (drug stores, mass volume retailers and supermarkets), subject to achieving certain minimums. Revlon paid a $3 million license fee at signing and agreed to specified royalties based on Revlon’s net sales of licensed products. The agreement also granted Revlon non-exclusive rights to sell such products in perfumeries and department stores in Europe, South and Central America, Mexico, Puerto Rico, South Africa, Australia, New Zealand, Israel, China, Hong Kong, Taiwan and certain additional Asian markets other than Japan, subject to Revlon’s royalty payments meeting certain additional minimums. Revlon launched the Almay Kinetin Skincare Advanced Anti-Aging Series of products in the United States in mid-2001, followed by launches in other countries including the United Kingdom, Canada, New Zealand, and South Africa and the launch in 2002 of a line of Almay color cosmetics containing Kinetin. Effective June 2004, the Company and Revlon entered into an amendment in which Revlon agreed that its license would be non-exclusive in the global mass market.

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

In April 2002, we executed a license agreement with C. J. Enprani Co., Ltd. (“Enprani”) of Seoul, Republic of Korea, to manufacture and market Kinetin based products in the Republic of Korea in the cosmetics specialty stores channel of distribution under the Enprani brand. Enprani gained functional care approval for Kinetin from the Korean Food and Drug Administration, and in 2003 launched a line of creams, lotions and serums containing Kinetin and Ursolic Acid. This line was repositioned for the direct selling channel in 2004, and Enprani advised that it expected to launch a new collection of Kinetin-based products in the specialty store channel in the Republic of Korea, which has not yet occurred but is expected during 2006. Enprani has received a patent on a combination of Kinetin and Ursolic Acid which the Company has requested it to assign to us in accordance with our agreement.

In October 2002, we signed an agreement with Vivier Pharma Inc. (“Vivier”), of Montreal, Canada, granting Vivier the right to manufacture and sell to dermatologists, pharmacies and other ethical channels in Canada and the United States dermatological products containing Kinetin in combination with Vivier’s proprietary formulation of highly stable Vitamin C (L-Ascorbic Acid) serum. Vivier launched in the fourth quarter of 2003. In addition, Vivier granted us the right to sell, and license third parties to sell, the Kinetin-Vitamin C combination products as well as Vivier’s line of Vitamin C serums in certain global markets. This agreement is to expire by its terms in 2007.

In March 2003, we signed a non-exclusive license agreement with Panion & BF Biotech Inc. (“Panion”), a manufacturer and marketer of pharmaceuticals and cosmeceuticals based in Taipei, Republic of China. Under the agreement, Panion launched lines of Kinetin-based skin care products in the ethical (physician) and beauty spa channels of distribution in Taiwan and Hong Kong and, subject to agreement on royalty levels, it will be authorized to launch in The Peoples Republic of China. In February 2004, the license agreement was broadened to include the ethical channel in the Republic of Korea and the Association of Southeast Asian Nations (“ASEAN”) member countries, including the key markets of Indonesia, Malaysia, the Philippines, Singapore and Thailand, and its authorized trading channels were expanded to include prestige department and specialty stores and salons and spas except in Korea. In December 2004, the license was further amended to permit Panion to manufacture a line of Kinetin products for sale in department and specialty stores owned or controlled by Formosa Biomedical Technology Corporation under the latter’s trademarks. Currently Panion is re-assessing the market due to an unusually large number of unauthorized sellers of Kinetin skincare products. We are working together to resolve this matter so that we can capitalize on the potential of the Taiwanese market, but we do not anticipate significant litigation expense in this connection.

In April 2003, we signed a license agreement with Lavipharm S.A. (“Lavipharm”) of Athens, Greece, a major manufacturer and marketer of pharmaceutical, cosmetic and consumer health products with an extensive research and development infrastructure, for Lavipharm to launch a line of Kinetin-based skin care products under its Castalia® brand name in the ethical and pharmacy market in Greece, Cyprus and, subject to agreement on royalty levels, a number of Near East, Asian and Latin American markets. The launch in Greece and Cyprus occurred in the fourth quarter of 2003. We anticipate launches in countries outside Greece and Cyprus in late 2006.

In December 2004, the Company entered into a global non-exclusive license agreement for Ferrosan A/S (“Ferrosan”), an international consumer healthcare and medical devices company headquartered in Copenhagen, Denmark, to launch a collection of Kinetin skin care products as a line extension of Ferrosan’s Imedeen® brand of oral skin care supplements. Imedeen, a unique line of nutritional tablets and capsules for improvement of the skin’s basic quality, structure and appearance, is distributed in 50 markets worldwide. Under the agreement, Ferrosan is authorized to manufacture and market a topical Kinetin Imedeen line in the prestige, natural products and direct-to-consumer channels of distribution in addition to the mass market. Ferrosan A/S has the expertise in developing oral formulations of products and our two companies have agreed to collaborate on the development of an oral formulation of Kinetin. In 2005, under this agreement, Ferrosan performed additional testing on Kinetin and in the second quarter of 2006, the two companies are scheduled to discuss the initiation of oral development of Kinetin.

In May 2005, the Company entered into a license agreement with pH ADVANTAGE, LLC of Costa Mesa, California, to market and sell Kinetin in the United States in prestige retail stores, salons, spas and the direct-to-consumer channel. pH Advantage is expected to launch its first Kinetin based product in the second quarter of 2006. Other products in the pH ADVANTGE line currently sell in selected Nordstrom, Sephora, Macy West and other fine stores. The Company also entered into a license agreement with Ofra Cosmetics of Pompano Beach, Florida, to market and sell Kinetin in the United States direct-to-consumer, direct-to-retailer, chain store and professional spa and salon classes of trade, with a right of first offer to expanding to these and certain other classes of trade outside the United States. These were the last Kinetin licenses entered into in 2005, as the July 2005 amendment to the Valeant license prohibited the Company from any further licensing of Kinetin.

In September 2003, the Company completed development of its own proprietary product line, Kinetin Plus™ Age Defiant®, consisting of eight products: Chest & Neck Treatment Lotion, Eye Area Eraser Plus Vitamin C & E Booster, Gentle Foaming Cleanser, Intense Serum Plus 10% Vitamin C Booster, Night Renewal Cream, Refresh Finishing Toner, Smoothing Lip Balm SPF 20, and Sun Protection Lotion SPF 15 (the latter two bearing the Skin Cancer Foundation seal). The July 2005 amendment to the Valeant license required the Company to discontinue sales of this product line by January 15, 2006 and to dispose of its remaining inventory. All related inventory on the books as of December 31, 2005 was sold (as required) by the January 15, 2006 date. The remaining inventory of $109,000 as of December 31, 2005 was comprised of $77,000 in raw materials and $32,000 in finished goods.

Other Skincare Licensing and Product Development

Although the Company is foreclosed by the recent Valeant license amendment from entering into further licenses of Kinetin or any licenses of Zeatin, for which Valeant has exclusive global rights for all indications, the Company is actively pursuing the identification, screening and testing of a wide variety of other cytokinins, as well as non-cytokinin naturally-occurring compounds. The Company at its Aarhus, Denmark laboratory has successfully screened PRK124, AK801 and 4HBAP for biological activity and toxicology. PRK 124 is currently in human clinical trials while the development of a synthesization methodology is underway for AK801. 4HBAP is being readied for phase II safety testing. In addition, thirteen other compounds have been identified for initial screening. During 2005, the Company significantly expanded its agreement with the Institute of Experimental Botany of the Czech Republic Academy of Sciences, and entered into a similar evaluation, research and development agreement with two prominent researchers in Greece to study certain non-cytokinins. These activities are designed to advance the Company’s strategic objective of developing at least one new, proprietary compound per year to the stage at which it can be commercialized. The Company’s proprietary compound, PRK124, which is currently undergoing clinical trials, is the lead candidate for commercialization. See “Research and Development.” For any particular compound, the Company may seek to create a multi-licensee organization segmented by geographic territory and/or channel of trade, as it did with Kinetin, may seek a single global partner to be granted exclusive rights, as with Zeatin, or may seek some combination of those approaches.

Other Skincare Products

The Company previously developed or acquired a number of skincare products designed to meet specific niche segments of the market: Mill Creek, Sleepy Hollow Botanicals and Biotene H-24, sold in the health store channel, as well as Silver Fox, a product for gray hair (the “Mill Creek Line”), and Allercreme, a hypoallergenic range of skincare and cosmetic products for women with sensitive skin, developed in conjunction with dermatologists and sold in the mass market (the “Allercreme Line”). The Company determined that continued marketing of these lines was outside of its strategic direction due to their low margin potential and excessive costs of marketing. As of December 31, 2005, the Company is engaged in discussions with a number of companies that may be interested in the Allercreme product line.

In 1999, the Company entered into a license agreement with United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of finished goods and componentry for the Mill Creek Line and paid a licensing fee for the exclusive right to manufacture and market these products in exchange for royalties subject to specified annual minimums. Under the license agreement, USITC was granted an option to purchase the rights to the Mill Creek Line for $2.8 million. In September 2002, USITC exercised this option, and we conveyed to USITC the trademarks and all other rights to the Mill Creek Line for $2.7 million ($100,000 having been previously paid), of which $400,000 was paid in cash at closing, and the balance of $2.3 million was represented by a secured promissory note providing for twenty-three consecutive quarterly payments of $100,000 each beginning in September 2003 with interest at an annual rate of 10%. As of July 2004, however, only $188,000 had been paid by USITC, all of which was allocated to interest under the terms of the note, and the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $240,000 for the period from August through November 2004, and in December 2004 received $1,120,000 together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. To date, USITC is current in its payments under this note.

Also in 1999, an existing distribution agreement with Quimlam, Inc. covering the Allercreme Line was terminated and these distribution rights were granted to USITC on a non-exclusive basis. However, USITC found that its Mill Creek business was adversely affected as trade accounts took Allercreme returns allowances against Mill Creek Line invoices, and the Company and USITC therefore discontinued the Allercreme Line effective

December 31, 2001. We believe that the old Allercreme Line inventory has now cleared the marketplace and intend to seek to exploit this trademark either by “private branding” a line for a mass market retail chain or licensing or selling the trademark to a skin care products manufacturer.

Biopharmaceuticals and Drug Delivery Technology

Sexual Dysfunction

The Company developed, patented and initiated the process of securing pan-European marketing approvals for Invicorp®, an intracavernous injection therapy for the treatment of male erectile dysfunction (“ED”). Senetek’s patent covers several alternative combinations of active ingredients, though the formulation for which clinical trials were conducted and regulatory filings made is limited to one of these, a combination of vasoactive intestinal peptide (“VIP”), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems, and phentalomine mesylate (“PMS”), which was found to enhance VIP’s ability to cause erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

In June 2004, the Company entered into an exclusive license with Ardana Bioscience Ltd, a privately-held specialty pharmaceutical company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp in the European Union and European Free Trade Area. Under the license agreement, Ardana assumed full financial responsibility for completing the European drug regulatory process for Invicorp and seeking national marketing approvals throughout Europe. The license agreement provides for Senetek to receive royalties based on Ardana’s and its sub-licensees’ net sales of Invicorp plus milestone payments upon regulatory approvals in specified major markets and achievement of specified cumulative net sales in Europe. Under its agreement, Ardana has certain rights with respect to the manufacture and marketing of Invicorp in other world markets.

In February 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp in North America. Under the terms of the license agreement, Plethora assumes full financial responsibility for the drug regulatory process for Invicorp in North America and for establishing this important new therapy in the key North American market, and was granted certain rights with respect to the manufacture and marketing of Invicorp in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

The Company believes that the commercial potential of products for the treatment of ED is significant, and that its license agreements with Ardana and Plethora, as they may be expanded or augmented, may generate significant income in the future as this drug gains marketing approvals. In a study released in 2002 by the pharmaceuticals market research firm of Decision Resources, Inc., it was estimated that in 2001 some 70 million men in the seven major pharmaceutical markets covered by the study (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) suffered from some degree of ED. The incidence of ED increases with age, and therefore is expected to grow as the median age of the world’s population increases. ED is also associated with a number of common conditions including arteriosclerosis, diabetes, hypertension and the use of such medications as beta blockers and tricyclic antidepressants. According to the 2002 Study, major-market sales of drugs and devices to treat ED totaled $1.3 billion in 2001 and are expected to grow at an annual rate of 10%, reaching $3.6 billion in 2011. Oral medications (principally Pfizer, Inc.’s sildenafil product Viagra®) represented in excess of 92% of total 2001 sales of ED products in the studied markets, but these oral therapies are ineffective, medically contraindicated or otherwise unsuitable for significant numbers of ED sufferers, who opt for “second line” injection therapies or penile implants, or who may forego therapy altogether. Specifically, the 2002 Study found that men whose ED is classified as moderate to severe (those most likely to seek treatment)

show a markedly lower response rate to sildenafil and other oral therapies than do those with mild ED; that certain patient groups (including diabetics, who have a high incidence of ED) experience particularly low response rates to sildenafil; that sildenafil is contraindicated for patients who take any form of nitrates (a group that represents 5-10% of men with ED); and that men who take both sildenafil and drugs such as erythromycin or cholesterol-lowering agents, which are metabolized by the same isoenzymes as sildenafil, are at risk for developing higher than desirable serum levels of sildenafil. Clinical trials of Invicorp suggest that it could become the preferred therapy for all of these patient types, as it has been found to have favorable side-effect and drug-interaction profiles, permitting it to be prescribed for men with the various contraindications referred to above, and has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy.

Drug Delivery Technology

The Company developed and patented Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. Some of the clinical trials and subsequent “named patient” supply of Invicorp in England involved the use of the Reliaject auto injector, and patient response was highly favorable. The Company’s license agreements with Ardana Bioscience and Plethora Solutions both provide that in connection with any license or sale of Reliaject to a third party, the Company will require the licensee or purchaser to negotiate in good faith with Senetek’s Invicorp licensees for a cost-plus manufacturing contract to produce Reliaject pre-filled with Invicorp, if requested by the licensees.

Reliaject can be adapted for self-administration of a broad range of parenteral drugs, including epinephrine for emergency treatment of anaphylactic shock from food allergies or insect stings, atropine, a counter-measure for exposure to toxic chemical and biological agents, and injectable treatments for migraines and infertility. The Company has developed the parts required for the use of Reliaject with epinephrine, the leading therapeutic agent for emergency treatment of acute anaphylactic shock. On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject device. The Company received a down-payment of $500,000 and under the terms of the sale agreement the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject pre-filled with either epinephrine or six other scheduled parenteral drugs (including Invicorp) and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject production line. Ranbaxy Pharmaceuticals is a wholly-owned subsidiary of Ranbaxy Laboratories Limited, the tenth largest generic pharmaceutical company in the world and a leader in development and marketing of new delivery methodologies for proven drugs.

As with Invicorp, the Company believes that the Reliaject device has significant commercial potential, and that the Company’s agreement with Ranbaxy Pharmaceuticals is well designed to permit the Company to participate in that success. Anaphylactic shock, most frequently due to allergic reactions to peanut-based food additives (which is the therapeutic indication for which change parts for the Reliaject currently exist), is a growing health problem. This acute self-medication market is believed to be is growing at over 25% annually as health and educational organizations build popular awareness of these risks. Epipen®, the leading autoinjector currently marketed for anaphylactic shock, accounts for sales of over $150 million a year in North America alone, and the Company believes that the greater ease of use and patient comfort associated with Reliaject could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents.

Diagnostic Monoclonal Antibodies

In 1995, the Company entered into a license agreement with the Research Foundation for Mental Hygiene (“RFMH”), an agency of the State of New York, under which the Company was granted exclusive rights to certain of RFMH’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license was to expire 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license, 10 years from their inclusion. Until mid 2000, the Company marketed these cell lines to major pharmaceutical companies including Glaxo, Pfizer, Wyeth Ayest, Amgen, Pharmacia Upjohn, Eli Lilly and Genentech, but in that year it decided to enter into an agreement for the remaining term of the RFMH license with Signet Laboratories, Inc., a leading medical diagnostic and research company, under which Signet assumed the marketing of these monoclonal antibodies and development of new antibodies and assays based on the cell lines covered by the RFMH license, with Senetek to receive percentages of Signet’s net sales, subject to certain minimum royalty guarantees, and Senetek to remit a portion to RFMH in accordance with the terms of its license.

In May 2004, the Company entered into an interim extension of its agreement with RFMH which provided that the licenses for three cell lines that would have expired in July 2004 were extended through September 2005, Senetek would submit to RFMH a business plan for the continued manufacture, marketing and sale of all of the antibodies covered by the RFMH licenses by December 31, 2004, and upon approval of the business plan by RFMH, all licenses would be extended through June 2011. Senetek paid RFMH a one-time extension fee and guaranteed to RFMH that its royalty receipts for the twelve months ending June 30, 2005 would not be less than the average of the preceding two years. In April 2005, the Company entered into a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through June 2011, subject to renewal, on substantially the same terms as the existing licenses as amended except that the above guaranty of royalty receipts ($430,000) will remain in effect through the new term of the licenses. In connection therewith, the Company entered into a new agreement with Signet Laboratories, Inc., effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales will not be significantly less than under the original agreement, for the term of the new agreement. The Company is entitled to a 60% revenue sharing of the first $2,000,000 received by Signet annually in order for Signet to remain the exclusive distributor. Should Signet not attain this sales goal, they have the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Signet’s net sales are less than $1,888,000.

Research and Development

A key element of the Company’s strategic business plan is to add to its existing portfolio of cytokinins and other naturally-occurring compounds that have strong anti-senescent properties. This task is being undertaken under the direction of our Chief Scientist, Dr. Brian Clark, along with Dr. Suresh Rattan, a worldwide thought leader on aging. Dr. Clark has helped establish a highly prestigious Scientific Advisory Board for Senetek (which can be found on our website, www.senetekplc.com), which includes the likes of Sir John Walker, a Nobel Laureate in Chemistry in 1997 who is an expert on nutrition and aging, and Dr. Gerald Weinstein, a renowned worldwide authority on photodamaged skin. The Company is leveraging its relationship network to enhance and add to its already rich portfolio of existing skincare and dermatological compounds.

Historically, our strategy had been to leverage our available research and development resources by channeling our efforts through research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest with a direct focus on getting our products into the market. Under such agreements, we were granted exclusive rights to patents for the manufacture and marketing of Kinetin and Zeatin and certain of their analogs as well as Invicorp.

In furtherance of this strategy, in October 2001, we established a research professorship at the University of Aarhus, Denmark, at its Center for Molecular Gerontology, where previous research programs had resulted in

Senetek acquiring the patent rights to Kinetin and Zeatin. Under the terms of the grant, which is administered by the University’s Natural Science Faculty, we have a right of first refusal on discoveries resulting from the sponsored research. Dr. Brian Clark, Senetek’s Chief Scientist, who is co-founder of the Company and a co-discoverer and patentee of the anti-senescent therapeutic properties of the cytokinin group which includes Kinetin and Zeatin, who along with Dr. Suresh Rattan, the other co-discoverer and patentee, closely manages this important relationship. The annual cost of the research professorship is $100,000 per year, paid to the University.

The Company’s capabilities for identifying and evaluating new technologies were further enhanced during 2004 when we completed the buildout and staffing of our own dedicated laboratory facility in leased space at the Science Park adjacent to the University of Aarhus. Under the direction of Dr. Clark and the operational control of Dr. Rattan as Supervising Consultant, the facility, which became operational in the fourth quarter of 2004, consists of two fully equipped laboratories and three administrative offices which house a full time research chemist, a technician and a consulting administrator. The researcher is a Ph.D. candidate who was Chief Research Assistant in the 300-day Zeatin tests and new cytokinin evaluations described below, and the technician is a specialist in cellular biochemistry with a number of years’ experience on Senetek projects at the University.

The Company has also increased its portfolio of active compounds for evaluation by entering into a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The principal fields of scientific work in the Institute consist of plant physiology, genetics and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Its physiological focuses include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. Senetek’s agreement with the Institute, as initially signed, provided for a “one off” relationship in which Senetek would have a specified period of access to the Institute’s then existing portfolio of compounds with the right to an exclusive license of any selected compounds in the fields of medical and cosmetic skin care, on pre-set terms. In October 2004, this agreement was expanded to provide Senetek with ongoing access to all of the Institute’s developing technology with dermatological potential with a right to an exclusive worldwide license of selected compounds for all fields of use, plus a right of first offer on any other technology for an exclusive worldwide license within the field of dermatological anti-aging applications. In December 2005, this agreement was further expanded, Senetek being granted the right to receive exclusive global licenses, for all applications, to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Under the agreement, Senetek paid $20,000 in 2005 to support the Institute’s continued research on certain cytokinins and is committed to paying $70,000 in 2006, $90,000 in 2007 and $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins, The parties also agreed to co-fund the prosecution of four new global patent applications. Senetek currently is evaluating and screening more than 13 new compounds sourced from the Institute, including two that represent new classifications of compounds.

In February 2006, Senetek signed a cooperative research agreement with two noted Researchers in Greece, Dr. Efstathios S. Gonos, Director of Research of the Department of Molecular and Cellular Ageing, Institute of Biological Research and Biotechnology, of the National Hellenic Research Foundation, and his colleague Dr. Ioanna Chinou, Associate Professor of the Division of Pharmacognosy-Chemistry of Natural Products, School of Pharmacy, of Athens University. Drs. Gonos and Chinou have been investigating certain plant extracts and their analogs in relation to their proteasome activation and damaged protein scavenging bioactivity. The agreement gives Senetek the exclusive right to prescreen all compounds within this category identified and developed by the researchers, with access to all of their related scientific data, and provides for Senetek to participate in funding the testing and development of those compounds it may select and in filing and prosecuting patents covering these and related inventions, with Senetek having the option to enter into exclusive global licenses for all applications of the covered compounds.

In order to gain the commercial perspective of a world class skin care company and the benefit of its proprietary evaluative procedures, in June 2003, the Company entered into a research collaboration agreement with Beiersdorf AG for it to undertake and fund laboratory and in vivo evaluations of compounds selected and recommended by Senetek for its review. Under the terms of that agreement, if Beiersdorf determines that one of these compounds would be appropriate for its product lines, it would have the right to negotiate an exclusive license for the mass market worldwide, with Senetek retaining all rights to that compound for other channels of trade as well as Beiersdorf’s study reports on all other submitted compounds evaluated by it. Beiersdorf’s Nivea® is the world’s largest selling skin care brand. The two companies have not been active in this collaboration but plan to revisit its terms.

As new active ingredients successfully pass biological activity testing and phase II safety testing, Senetek collaborates with the Department of Dermatology of the University of California at Irvine for comprehensive consulting and pre-clinical and clinical testing services. The Department’s faculty has extensive experience in collaborating with the pharmaceutical and cosmetic industries in new product development and is internationally recognized for its contributions in both basic and clinical dermapharmacology. The initial clinical trials of Kinetin, applying the same protocols as the Department used for the FDA New Drug Application evaluations of Johnson & Johnson’s Renova®, were performed there under the direction of Dr. Gerald Weinstein, then Department Chairman, and, Dr. Jerry McCullough. Dr. McCullough, with whom we have a consulting agreement, remains closely involved in Senetek’s in vivo studies. The Company has recently expanded its base of clinical evaluators in collaboration with Dr. McCullough.

These relationships form the basis for a continuous, interactive flow of new product identification, evaluation and testing activity between the University of Aarhus, Senetek’s dedicated laboratory, the Institute of Experimental Botany, and the University of California-Irvine and other clinical evaluators, as appropriate. As an example of the interplay among these facilities, in March 2004 the Company announced completion at the University of Aarhus of a multi-faceted laboratory study of the effects of two concentrations of Zeatin on cultured human skin fibroblasts over their approximately 300 day lifespan in laboratory culture. The new results were consistent with the University’s earlier studies of Zeatin and Kinetin, which suggested that at higher concentrations Zeatin was more effective than Kinetin in certain measures of bioactivity. The new study showed that Zeatin does not interfere with the genetic control of cellular lifespan in early passage (young) or late passage (old) cells, that Zeatin promotes maintenance of small cell size (a key determinant of youthful skin) and structural and functional integrity, and that Zeatin prevents accumulation of macromolecular damage in the cell. The study further found that Zeatin increases the activity of the antioxidant enzymes catalase and glutathione peroxidase, to counteract free radical-induced oxidative damage during cell aging, and that Zeatin-treated cells are more resistant to ethanol- and hydrogen peroxide-induced cell death, suggesting enhanced stress tolerance of the treated cells. Based on these results, the Company worked with the University of California-Irvine to develop a multi-faceted pre-clinical study of the effects of Zeatin and two new classifications of cytokinins (sourced through the Institute and pre-screened at our dedicated laboratory in Denmark) code named AK801 and PRK124. One facet of the program was a study conducted over a three week period at the University’s Department of Dermatology, which evaluated three groups of subjects that received daily applications of Zeatin, AK801 and PRK124, respectively, versus a “placebo control” group that received applications of only the topical vehicle and a “therapeutic control” group that received topical tretinoin 0.05%, trade named Renova®, the only prescription drug approved for anti-aging in the United States. The “therapeutic control” group exhibited significant skin irritation and thickening of the dermis and epidermis and a significant decrease in skin conductance, a measure of moisture retention, while the groups treated with Zeatin, AK801 and PRK124 showed very low levels of skin irritation, equivalent to the placebo, and significant increases in skin moisture content compared to both the “placebo control” and “therapeutic control” groups. In addition, an absence of thickening of the dermis and epidermis also was equivalent to the “placebo control” group over the three week treatment period. In parallel with this University study, (i) RCTS, Inc., an independent commercial laboratory in Irving, Texas, conducted a skin irritancy study of various concentrations of Zeatin with a group of 70 human subjects over a five-week period using the Repeated Insult Patch procedure, and found that none of the Zeatin formulations, which included concentrations ranging from 0.1% to 1%, caused any measurable irritation or showed any evidence of induced allergic contact dermatitis, (ii) MB Research Laboratories of Spinnerstown, Pennsylvania, conducted a non-animal ocular irritancy study using the Chorioallantoic membrane alternative to the Draize Test, a dermal irritancy study using the MatTek EpiDerm MTT viability assay, and an Acute Oral

Toxicity test using the Up and Down procedure (UDP), which confirmed earlier findings of non-irritancy, and (iii) BioReliance Laboratories of Rockville, Maryland conducted multiple in vitro chromosome aberration screening assays of various concentrations of Zeatin, the first one in Chinese hamster ovary cells and subsequent screenings being in human peripheral blood lymphocytes. Based on these successful studies, Senetek launched an IRB-approved 12 week, double-blind clinical study of Zeatin, assessing the efficacy and safety of two concentrations using female study subjects aged 30 to 65 with mild to moderate signs of photo damaged facial skin. The study protocols called for the investigators’ clinical evaluations and subject self-assessments at baseline and at two-week intervals on the improvements in the keynote clinical signs of aging, coarse and fine lines, roughness, mottled hyper pigmentation, color and overall improvement. Measurements of transepidermal water loss and skin moisture content also were taken along with high resolution photography using the Canfield Scientific apparatus under cross-polarized and ultraviolet lighting conditions. In November 2005, the Company announced the successful conclusion of this clinical study. Valeant Pharmaceuticals, the Company’s exclusive licensee for Zeatin, expects to commercially launch its initial Zeatin product in the first half of 2006. Also based on the above pre-clinical work, the Company in February 2006 began an IRB-approved pilot clinical study of PRK124, which it had successfully synthesized in collaboration with the OlChelm Ltd. of Olomouc, Czech Republic, in association with the Institute of Experimental Botany, and is pursuing synthesization of the other new compound involved in certain of the above pre-clinical tests, AK801.

Our research and development expenditures amounted to $1,435,000, $1,504,000 and $1,560,000 in 2005, 2004 and 2003, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We expect research and development spending for our Skincare Segment to continue to increase as we accelerate development of our pipeline of proprietary technologies. However, research and development expenditures associated with our Pharmaceutical Segment are expected to decrease and be minimal, inasmuch as our Invicorp licensees, Ardana Bioscience and Plethora Solutions, and our Reliaject purchaser, Ranbaxy Pharmaceuticals, have assumed responsibility for further regulatory and market development work for these products, and Signet Laboratories bears responsibility for new product development in the monoclonal antibodies sector.

Marketing and Manufacturing

Marketing

Consistent with our strategy of building a high-margin revenue stream, virtually all of our current Kinetin revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. We expect to maintain this business model in the case of emerging products in our Skincare Segment for those channels of trade for which a broad-based sales and distribution network is necessary, although we might opt to develop our own distribution capability within certain channels which can be efficiently serviced without such infrastructure. In the case of Invicorp and Reliaject, our commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance.

Manufacturing

Most of our existing licenses for core products in the Skincare Segment grant our licensees the right to manufacture as well as market licensed products. In the case of those licenses which grant only marketing rights or require the licensee to produce and package product from Senetek-supplied bulk, we contract with third parties for the manufacture and/or filling and labeling of the skincare products covered by such licenses. While we rely on particular suppliers for the raw materials and componentry used in the manufacture of such products, should these suppliers become unavailable or unable to supply in required volumes, the Company believes that alternative sources of approvable supplies would be available.

With regard to our ED medication, Invicorp, our license agreements with Ardana Bioscience and Plethora Solutions grant our licensees the exclusive right to manufacture the product. The active ingredients, VIP and

PMS, are currently available from suppliers in quantities believed to be adequate for the licensees’ requirements following marketing approvals in their respective territories. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. We believe that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although the licensees could experience regulatory delays associated with qualifying the new active ingredient manufacturers. Ranbaxy Pharmaceuticals, the purchaser of our Reliaject assets, intends to undertake manufacturing at its New Brunswick, New Jersey facility. Signet Laboratories manufactures and sells the monoclonal antibodies produced from the cell lines licensed to us.

Competition

The bulk of our current revenues are derived from licenses to manufacture and/or market products containing our patented Kinetin active ingredient, with smaller amounts being derived from agreements for the manufacture and sale of monoclonal antibodies used in research and from “named patient” sales of Invicorp in England. While our patents and patent licenses currently protect us from competition from sales of products within the specific scope of our patents and license rights, many companies are engaged in the development and marketing of products competitive with our patented and licensed products. Regarding our ED product, Invicorp, assuming necessary marketing approvals are obtained, we or our commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject®, Edex® and Muse®, respectively. However, although we believe Invicorp offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis® and Bayer/GlaxoSmithKline’s Levitra®, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, we consider Invicorp to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contra-indicated, not effective or not well-tolerated.

The biopharmaceutical, pharmaceutical and cosmeceutical industries are highly competitive. We compete and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of our existing or potential competitors have substantially greater financial, technical and human resources than Senetek’s. Our commercial competitors have the capability and resources to develop or acquire and market products that compete with our existing and planned products, and the timing of the market introduction of our own and our competitors’ products will be important competitive factors affecting our future results.

We cannot predict the extent to which any of the pharmaceutical products we currently out-license or have sold with ongoing payment rights, including Invicorp and Reliaject, will become commercially viable. Assuming that these products are approved for sale in a sufficient number of the countries in which approvals are sought, we believe that competition for Invicorp will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset and third party reimbursement, while competition for Reliaject will be based, among other things, on price, entry into additional therapeutic categories and marketing acumen. Our competitive position and ability to remain viable in the future also will depend upon our ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. We expect competition to intensify in all fields in which we are involved.

Government Regulation

General

The research, pre-clinical development, clinical trials, manufacturing and marketing of the products comprising our Pharmaceuticals Segment are subject to extensive regulation, including pre-marketing approval requirements, of the FDA and equivalent foreign regulatory agencies. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. Furthermore, regulatory agencies may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage during product development that may affect approval, delay an application, or require additional expenditures. Accordingly, we cannot assure that the regulatory requirements for the commercialization of Reliaject and Invicorp will be completed successfully within any specified time period, if at all, or that pre-marketing approvals will be granted.

While the business currently comprising our existing Skincare Segment generally is not subject to pre-marketing approval, various statutes and regulatory restrictions apply to this business in the United States and most other countries. For future compounds the Company will consider taking some through the drug approval process, either in addition to or instead of the cosmeceutical route.

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

Senetek’s Investigational New Drug application to the FDA for Invicorp was withdrawn. Under the terms of our license agreement with Plethora Solutions, it has agreed to assume all regulatory responsibility and cost in North America, which will include meetings with the FDA to discuss reinstatement of the Investigational New Drug application and the clinical trials and other support that would be required for approval, but there can be no assurance that this effort ultimately will be successful.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of over-the-counter drug products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued “monographs”. These regulations cover sunscreen products, including certain products of our existing licensees. Currently, such regulations do not apply to non-drugs, though the FDA does regulate issues such as labeling and has the power to seize products found to be mislabeled or adulterated.

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

Invicorp was approved for marketing in Denmark in July 1998 and renewed in May 2003. In June 2000, the New Zealand Medicines Assessment Advisory Committee granted a Marketing Authorization Approval for Invicorp in New Zealand. In October 2000, the United Kingdom Medicines Control Agency granted a Marketing Authorization for a modified formulation of Invicorp in the United Kingdom, while the standard formulation is currently sold to physicians for prescribing on a “named patient” basis. An application for Marketing Authorization Approvals under the European Mutual Recognition Procedure (“MRP”) has been initiated, with Denmark being selected as the Reference Member State. Following Denmark’s approval of the MRP dossier for Invicorp and release of translated copies to those Member States selected to receive it, such Member States will have a period in which they may review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization. No assurance can be given as to the number of Member States that will ultimately authorize marketing by Ardana following release of the MRP dossier.

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

Outside of the United States, most third-party reimbursement programs are governmentally funded. In some countries, no reimbursement currently is made for ED therapy, while other countries limit the amount of reimbursement or limit reimbursement to ED treatment that is related to specific other medical conditions. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Restrictions on the pricing of Invicorp could adversely affect the profitability of the Pharmaceuticals Segment.

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our royalty-driven business model and that trademarks are also of significance. Our policy is to file patent applications to protect inventions and improvements considered important to the development of our business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2005, we held 97 issued patents and 21 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 19 countries and pending in 16 other countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 36 countries and pending in two other countries, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 16 countries, one United States patent assigned to the Company in 2003 for the use of a class of cytokinins (including Kinetin) in the treatment of inflammatory diseases, and autoinjector patents for the delivery of therapeutic ingredients, granted in 25 countries and pending in three other countries (the latter were sold to Ranbaxy Pharmaceuticals on March 20, 2006).

It is noted, however, that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first inventor to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention may be further complicated by the fact that patent applications in the United States are not published until 18 months after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (“PTO”) long after the patent was issued based upon another party’s claim of earlier invention. Furthermore, as only novel and unobvious inventions are patentable, a patent-holder may be subject to proceedings in federal court attacking the validity of the patent based on alleged obviousness in view of the “prior art”, or on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also may arise under the laws of most foreign countries in which we hold patents or have filed patent applications. We have successfully defended against claims of invalidity and unenforceability of our patents covering Kinetin and Zeatin. However, while we believe that our patents are valid and enforceable, there can be no assurance that if, in the future, we must enforce any one or more of our patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while we believe that our products do not infringe the valid claims of any third party’s patents, there can be no assurance that we would prevail if a third party sought to enforce its patent against us by a suit for an injunction or damages.

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by us to protect our patents or brought by a third party challenging such patents, are time-consuming, disruptive of management and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of any portion of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that we could be exposed to costs which could have a material adverse effect on our business even if we were successful in enforcing our patents against an infringer or successful in defending against proceedings to invalidate our patents or proceedings alleging infringement by us of a third party’s patents. Additionally, if we were unsuccessful in proceedings challenging our patents, third parties licensed by us under those patents might seek to terminate such licenses and cease paying royalties. If we were unsuccessful in defending against a claim that we had infringed a third party’s patent, even unknowingly, we could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Additionally, because of our relative lack of financial and management resources, we could be less able than our competitors to bear such risks.

Employees

As of December 31, 2005, we had nine full-time employees, comprised of two employees at our research facility in Denmark, and seven employees at our Napa, California headquarters.

ITEM 1A—RISK FACTORS

As stated in the preamble to this Annual Report on Form 10-K, this document contains numerous forward-looking statements, which we believe to be a fair reflection of our risks and opportunities. However, such statements by their nature are future-related and involve substantial uncertainties. In addition to those factors referred to elsewhere in Part I of this Annual Report, particularly the Sections in Item 1 entitled “Competition”, “Government Regulation” and “Intellectual Property”, and in Part II of this Annual Report, particularly in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we have identified the following factors that may affect whether future events may differ materially from the expectations described in such forward-looking statements.

Limited Product Portfolio and Relatively Fixed Revenue Stream.    Substantially our entire current revenue base is derived from license fees, which are amortized into income over the terms of the licenses, or royalties earned on licensees’ sales of such licensed products, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect the payments received from Signet on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH, net of the amounts remitted to RFMH under the terms of our license agreement with it. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream could be substantially curtailed, and if RFMH’s patents were successfully challenged or the State of New York ceased supporting the Foundation, our revenues from Signet would be reduced or eliminated. Additionally, our present licensee revenue stream is tied to our licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories, since our July 2005 license with Valeant Pharmaceuticals prohibits any new Kinetin licenses or expansions of existing Kinetin licenses and grants Valeant Pharmaceuticals sole and exclusive rights to Zeatin. Should we be faced with significant cash requirements in excess of our internally generated funds, our capital resources might be inadequate to fund our capital needs, as described below. Although the Company is confident in its ability to increase its royalties from existing license agreements and to develop new compounds for additional licensing, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate a new license and achieve new product launches, make it difficult for us to significantly increase our revenue in a short time frame.

Concentrated Revenue Base.    In 2005, four of our licensees, Valeant, Signet, The Body Shop and Revlon, accounted for 51%, 18%, 12% and 11%, respectively, of our total revenue and 57%, 23%, 0% and 8%, respectively, of our year-end net trade accounts receivable, compared to 27%, 17%, 16% and 12% of total revenue and 44%, 26%, 1% and 16% of year-end net trade accounts receivable in 2004. Accordingly, the Company is dependent upon a relatively few licensees for the bulk of its current revenue, and the Company’s reliance upon its lead licensee, Valeant, has significantly increased. Furthermore, while all of the above mentioned accounts receivable were generally collected in full by the end of February each year, we have no security for payment of such trade receivables, and should any of these licensees cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected. Additionally, included in 2004 revenue is $1.6 million related to the OMP settlement, of which $1.5 million is a one-time settlement payment. The Company will continue to receive quarterly royalties from OMP until $400,000 of additional royalties are received. The level of OMP royalty income, which approximated 21% of total revenue in 2004, was 2% of revenue in 2005.

Reliance on Other Organizations for Research and Development and Regulatory Functions.    We rely on a number of significant collaborative relationships for a large part of our new product research and development activities and all of our Pharmaceutical Segment regulatory activities. These collaborations with external research laboratories and pharmaceuticals licensees pose a number of risks including our inability to control whether our counter-parties will devote adequate resources to their efforts or fully perform their contractual undertakings, failure of which could lead to delays in commercializing products, revenue curtailment and the expense and management distraction of dispute resolution.

Limited Capital Resources.    As described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, during 2005 all of our $3.3 million of indebtedness was from a single note financing pursuant to agreements under which the note holders had substantial control over our ability to incur additional debt, sell equity or dispose of assets, all of which were pledged as security for our borrowings under this financing. On March 30, 2006, we entered into an agreement pursuant to which we fully retired this note with internally generated funds and signed a new revolving credit agreement with Silicon Valley Bank with an effective funding availability of $1,500,000. See Item 7, “Subsequent Events”. While the security interests granted under the revolving credit agreement are more limited than those that collateralized the retired notes, the new agreement includes covenants against incurring additional indebtedness or disposing of material assets, as well as a security interest in favor of the Bank on the Company’s core cytokinin patents and the Company’s licenses of such patents, which represent substantially all of the Company’s current revenue. In the event that we are unable to fund continued product development or such unbudgeted expenses as the defense of our position in patent litigation through our operating cash flow or by raising additional cash through equity offerings, and borrowings available under the revolving credit agreement are not adequate, our business could be materially adversely affected. Further, in the event that we are required to obtain equity financing, such financing may result in the substantial dilution of stockholders’ interests and may result in future investors being granted rights superior to those of existing stockholders.

Fluctuating Operating Results and American Depository Shares (‘ADS”) Price.    Our operating revenues are largely dependent upon the growth and cyclicality of our licensees’ Kinetin businesses, and have fluctuated in the past. While the recent amendment to our Kinetin and Zeatin license with Valeant Pharmaceuticals provides for minimum quarterly royalty payments irrespective of Valeant’s actual product sales, our revenues from other sources are likely to fluctuate in the future. Because many of our expenses are relatively fixed in the short-term, our earnings will decline if revenue declines in a given quarter. Such declines could result from delays in recognizing revenue or for other reasons. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In future quarters, our operating results could be below the expectations of securities analysts or investors. In that case, our ADS price could fluctuate significantly or decline.

Delisting of ADSs.    The market price of Senetek’s ADSs declined significantly following announcement of our results of operations for 2003, which generated a significant loss as a result of a number of factors. While many of these were non-recurring in nature, in August 2004 the Listing Qualifications Division of The Nasdaq Stock Market, Inc. notified Senetek of its decision to delist Senetek’s ADSs from the Nasdaq SmallCap Market due to non-compliance with the minimum continued listing standards set forth in Marketplace Rule 4320(e)(2)(B), which requires a market value of listed securities of at least $35 million, or net income from continuing operations of at least $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years, or shareholders’ equity of $2.5 million. Senetek appealed the Staff’s determination to a Listing Qualifications Panel of Nasdaq, but following an oral presentation by Company management the Panel upheld the Staff’s determination and the delisting became effective November 10, 2004. Senetek ADSs were immediately eligible to trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SNTKY,” but the Company believes that the subsequent further declines in the ADSs’ market prices is in part attributable to the Nasdaq delisting, that this depressive effect may continue so long as Senetek ADSs are traded on the OTCBB, and that no longer being listed on a national stock market may negatively impact prospects for a successful equity financing should such become necessary. Senetek intends to seek either to regain its listing on the Nasdaq SmallCap Market (now the Nasdaq Capital Market) or to list on the American Stock Exchange as soon as the Company achieves eligibility under applicable initial listing standards, but there can be no assurance of the timing or success of such efforts.

Acquisition-Related Risks.    One means by which Senetek might achieve eligibility for initial listing on the Nasdaq Capital Market or the American Stock Exchange could be to complete an equity-based business acquisition. However, completion of any significant business acquisition by Senetek would involve substantial risks, including that the Company’s small management cadre would be diverted from the operating needs of Senetek’s business, that the professional fees of attorneys, accountants and other advisors incurred in executing such a transaction would divert needed financial resources from the Company’s business, that these expenses and the costs of integrating the two companies’ assets and operations could result in dilution of earnings, at least in the short term, and that management might be unable to successfully achieve the synergies from the combination of the two companies upon which forecasts of longer term incremental earnings were based.

There is also a risk, particularly for so long as our ADSs’ market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company’s ADS holders of fair value of their interests in the Company. The English Companies Act, under which Senetek is organized, does not permit adoption of so-called defensive provisions in the Company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company’s Board of Directors on behalf of the Company’s shareholders although the Company’s revolving credit agreement with Silicon Valley Bank would permit the lender to terminate the agreement and declare amounts outstanding to be due and payable in the event of a “change in control” as defined in the agreement. See Item 7, “Subsequent Events”.

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

Regulation by Government Agencies.    The production and sale of pharmaceutical products is highly regulated. The ability of our Invicorp licensees and the purchaser of Reliaject to secure regulatory approvals for these products and to continue to satisfy regulatory requirements will determine the future success of our

Pharmaceuticals Segment. These parties may not receive required regulatory approvals for licensed products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the Danish Medicines Agency, which is Reference Member State for the European Union Mutual Recognition Procedure, and the Medicines and Healthcare Regulatory Agency in the United Kingdom, must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We can give no assurance that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop. While management believes that our partners have the competency and financial resources to successfully gain regulatory approvals and the required marketing authorizations, we cannot assure that the outcomes will be favorable.

New Product Pipeline.    As a result of regulatory and competitive uncertainties, along with potentially limited funding sources, we cannot provide any assurance that we will be able to successfully develop and market new products. We have a pipeline of new products and new indications for existing products in development, but success in developing these products and entering into productive licensing arrangements for them is essential to the success of our business plan and cannot be assured.

Competitive ED Therapies.    There can be no assurance that new ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that our injection therapy will in fact gain acceptance. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. While we believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, there can be no assurance of this.

Research and Development.    Our field is characterized by extensive research efforts. Our research could prove unproductive. Furthermore, other companies could engage in research or development, which renders our programs non-competitive or obsolete. Other companies with which we compete generally have substantially greater financial resources to undertake additional and more effective research. In particular we face intense competition for the discovery and development of ingredients to address signs of photoaging and other skincare conditions from large, global companies with far greater research, development and marketing resources than ours, and there can be no assurance that our existing products or new products developed for our Skincare Segment will maintain market acceptance in competition with existing and new offerings of our competitors.

Potential Product Liability.    During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices, which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, if granted, and notwithstanding the indemnification provisions in our Invicorp licenses, there can be no assurance that we will not be subject to liability from the use of our licensed products, or that our product liability coverage will be adequate to protect against future claims.

Management Infrastructure.    We currently employ nine people, have a very small management team and have no succession plan. Should we lose any management resources and be unable to attract high caliber replacements to continue implementing our business plan, we could be materially adversely affected. There can be no assurance that we will be able to staff our requirements in a manner adequate to support our planned future growth.

ITEM 2—PROPERTIES

For most of 2005, we leased approximately 31,000 square feet in Napa, California for our headquarters under a lease expiring in December 2007. The headquarters facility included approximately 10,000 square feet of manufacturing and research and development space, 10,000 square feet of warehouse space and, 11,000 square feet of administrative offices. We also leased 900 square feet of office space in St. Neots, United Kingdom, under a 5-year lease with a 3-month rolling break option. In October 2005, the Company vacated its St. Neots office and in November 2005, the Company entered into an agreement with the landlord of its Napa headquarters facility, terminating the lease in exchange for a settlement payment by the Company, and it vacated that office. The Company currently sub-leases an approximately 3,000 square foot facility in Napa for its headquarters. Annual savings in rent from closure of the Napa and St. Neots facilities are expected to approximate $393,000. During October 2003, the Company entered into a quarterly lease agreement at a business park adjacent to Aarhus University in Denmark for approximately 2,000 square feet. The facility is used for research and development and was renovated and equipped in 2004. The lease requires quarterly payment and can be cancelled by giving three months notice. The Company believes that present facilities are adequate for its current needs.

ITEM 3—LEGAL PROCEEDINGS

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleges fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. The suit seeks a jury trial and damages in an unspecified amount. Bachem has answered the Complaint, denying the Company’s material allegations, and the parties are proceeding with pre-trial discovery.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2005, the Company conducted its Annual General Meeting related to fiscal 2004. At the meeting, the shareholders approved the re-election of Directors Rani Aliahmad and Michael Khoury, who had been appointed Directors by the Board of Directors subsequent to the 2004 Annual General Meeting. Continuing as Directors but not subject to re-election in accordance with the Company’s Articles of Association were Directors Frank Massino and Anthony Williams.

The following summarizes the matters that were put to vote at the annual general meeting and the vote received.

Summary of Matters Submitted for Shareholder vote	Votes For	Votes Against	Abstain and Broker non-votes
Re-elect Rani Aliahmad as Director	30,878,366	679,201	164,528

Re-elect Michael Khoury as Director	30,894,926	662,641	161,278

To receive the Company’s annual accounts for the financial year ended December 31, 2004 together with the last Director’s report and auditors’ report on those accounts, and to approve the last Directors’ remuneration report	31,122,095	435,472	124,370

To appoint Macias Gini & Company LLP and BDO Stoy Hayward LLP as the Company’s independent auditors for the financial year ending December 31, 2005 at a remuneration determined by the Directors.	31,224,041	333,526	70,840

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for our Ordinary shares. Senetek American Depositary shares (“ADSs”), each representing one Ordinary share and evidenced by one American Depositary Receipt (“ADR”) began trading on the over-the-counter market in the United States in November 1984 and were traded through The NASDAQ SmallCap Market from May 1986 through November 10, 2004. On November 10, 2004, the Company’s ADSs were delisted from the Nasdaq Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SNTKY” The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The depository for these ADSs is The Bank of New York.

The following table sets out the range of high and low closing bid prices for the Company’s ADSs during each quarter of our two most recent fiscal years, as reported by the NASDAQ Smallcap Market through November 10, 2004 and thereafter by the OTCBB, as reported to the NASD by the NASD’s member firms.

Fiscal Year Ended December 31, 2005

	HIGH	LOW
QUARTER ENDED:
March 31	$0.39	$0.23
June 30	0.28	0.10
September 30	0.36	0.19
December 31	0.25	0.18

Fiscal Year Ended December 31, 2004

	HIGH	LOW
QUARTER ENDED:
March 31	$1.15	$0.44
June 30	0.98	0.57
September 30	0.58	0.28
December 31	0.38	0.23

As of March 27, 2006 there were approximately 60,960,624 Ordinary shares outstanding, and approximately 208 holders of record of ADSs representing 60,596,373 American Depository shares. The trading prices of the Company’s ADSs on March 27, 2006, were a high of $0.32 and a low of $0.27.

Dividends.    Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the Ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. We had an accumulated deficit of ($92,725,000) at December 31, 2005. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on our balance sheet. In addition, the Company’s revolving credit agreement with Silicon Valley Bank prohibits the payment of dividends, among other things. See Item 7, “Subsequent Events”.

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

New Income Tax Convention

The United States and the United Kingdom have concluded a new income tax convention (the “New Income Tax Convention”). The New Income Tax Convention has been ratified by the competent authorities in both countries. The New Income Tax Convention is effective:

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

A US holder who is an individual who has on or after March 17, 1998 ceased to be resident or ordinarily resident in the United Kingdom in the preceding five years and who disposes of shares or ADSs during that period may also be liable for UK tax on capital gains notwithstanding that the person may not be resident in the United Kingdom at the time of the disposal.

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

Taxation of Dividends

We have not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs of the payment of dividends in light of the Company’s present inability to pay dividends and its agreement with Silicon Valley Bank that prohibits the Company from paying dividends. See Item 7, “Subsequent Events”. As noted above, pursuant to the English Companies Act of 1985 a company may not pay a dividend while it has an accumulated deficit. As of December 31, 2005, the Company’s accumulated deficit is approximately ($93 million.)

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity compensation plans approved by security holders	5,049,500		$1.24	0

Total	5,049,500	(1)	$1.24	0

(1)	The stock plans identified here expired effective December 1, 2005. No securities remain for future issuance, although pursuant to the Company’s Articles of Association and applicable law, the Board of Directors is authorized to adopt a new stock plan or plans or to issue stock options outside the terms of any plan.

ITEM 6—SELECTED FINANCIAL DATA

The selected consolidated statements of operations data presented below for each of the years in the three-year period ended December 31, 2005 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from and should be read in conjunction with our audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from the audited consolidated financial statements contained in our annual reports to shareholders.

	Year ended December 31,
	2005	2004	2003	2002	2001(1)
	($ in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$5,871	$7,550	$8,226	$9,409	$8,453

Income (loss) from continuing operations before discontinued operations	(1,872)	(862)	(5,068)	847	(19)
Discontinued operations	133	1,428	74	694	404

Net income (loss)	$(1,739)	$566	$(4,994)	$1,541	$385

EARNINGS PER SHARE:
Basic and diluted income (loss) from continuing operations before discontinued operations	$(0.03)	$(0.01)	$(0.09)	$0.02	$—
Discontinued operations	0.00	0.02	—	0.01	0.01

Basic and diluted net income (loss) per Ordinary share outstanding	$(0.03)	$0.01	$(0.09)	$0.03	$0.01

(1)	Fiscal year 2001 has been reclassified to account for the discontinued operations in 2002. See Note 13 to the consolidated financial statements.

	As of December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$6,532	$8,443	$4,627	$10,114	$8,809

Long Term Liabilities	$4,863	$7,341	$4,111	$7,990	$8,028

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Senetek is a life sciences-driven product development and licensing company focused on the high growth market for dermatological and skincare products primarily addressing photoaging and age-related skin conditions. Senetek’s patented compound Kinetin, from which we generate substantially all of our revenue, is a naturally occurring cytokinin that has proven effective in treating the appearance of aging skin. Senetek has licensed Kinetin to leading global and regional dermatological and skin care marketers including Valeant, The Body Shop and Revlon. Senetek works with leading researchers at the University of Aarhus, Denmark, and also is collaborating with the Institute of Experimental Botany, Prague, and other governmental and academic institutions to identify and evaluate additional new biologically active compounds for the dermatological and skin care field. Senetek relies on collaborations with its licensees and with research organizations to generate substantially all of the Company’s sales and to perform research and development. The Company considers this business, the Skincare Segment, its core competency and the Company intends to emphasize the operations of this business in 2006, including spending additional research and development funds.

The Company also has developed and patented an intracavernous injection therapy (Invicorp) for the treatment of erectile dysfunction, which it has licensed in the European Union and North America, and a compact, disposable, fully automatic, pre-filled injection system (Reliaject), which it has sold, in each case under agreements providing for the Company to receive future revenues in the form of milestone payments and percentages of future product sales. Our license agreement with the RFMH and sales and marketing agreement with Signet provide us royalties on the sale of monoclonal antibodies used for research on various diseases including Alzheimer’s disease. The Company considers this particular business part of its Pharmaceutical Segment. The Company is actively seeking additional business partners to assist with the financial and technical requirement of its sexual dysfunction business, and its existing licensees have certain rights with respect to additional markets for this business. The Company currently generates substantially all its revenue in the Pharmaceutical Segment from royalties from monoclonal antibodies. While the majority of its research and development expenditures in the Pharmaceutical Segment historically related to Invicorp, under the license agreements for this product entered into in 2004 and 2005, the licensees have assumed substantially all of this responsibility (though during 2004 the Company contributed to the expense of certain product stability studies of Invicorp conducted by Ardana). In 2005, most of the Company’s research and development expense was associated with evaluation and testing of new active ingredients for its Skincare Segment.

The financial statements set forth in Part IV of this Report have been prepared in accordance with US generally accepted accounting principles (“U.S. GAAP”) and are presented in US dollars.

Material Changes in Financial Condition

During the year ended December 31, 2005, our liquid position, represented by cash, cash equivalents and short-term investments, decreased by $1,335,000 from $4,522,000 to $3,187,000. The higher 2004 year-end balance reflected a number of non-recurring cash receipts during 2004, including $1.5 million of OMP settlement payments, $1.4 million from the settlement of the USITC purchase money note default, $625,000 from the exercise of Series D warrants, and $235,000 from the Chemsyn/Eagle-Picher settlement, plus a $5 million payment by Valeant under a May 2004 amendment to its license agreement, only partially offset by lower royalties from Valeant and Revlon, $350,000 in legal fees in connection with the OMP settlement and repayment of $1.6 million of notes payable. The lower 2005 year-end balance also reflected $450,000 in termination payments and relocation expenses from closure of the Company’s UK office and former Napa, California headquarters, $235,000 in reduced revenues from Signet under the January 2005 amendment to its sales and marketing agreement, and $1,000,000 of market development allowances offsetting Valeant’s royalty payments, pursuant to the above May 2004 amendment to its license. Partially as a result of this reduction, and the reclassification of our Notes Payable to Current Liabilities (see Subsequent Events), our current ratio at

December 31, 2005 had declined to 1.00 compared to 2.55 at December 31, 2004. However, effective January 1, 2006, under the July 2005 amendment to its license agreement with Valeant, the Company is entitled to minimum annual royalties (after deduction of the above-described market development allowances) of $6 million in 2006, $7 million in 2007 and $8 million in 2008 through 2010, which the Company expects will result in improvements to its liquid position and current ratios.

Significant Trends

	2005	2004	2003
	($ in thousands)
Revenues	$5,871	$7,550	$8,226
% Change from prior years	(22.2)%	(8.2)%	(12.6)%
Operating Loss	$(1,061)	$(125)	$(3,487)
Net Income (Loss)	$(1,739)	$566	$(4,994)
Current ratio	1.00	2.55	.74
Increase (Decrease) in Cash, Cash Equivalents and Short-term Investments	$(1,335)	$3,335	$(2,385)
Principal payments on debt	$30	$1,630	$2,530

RESULTS OF OPERATIONS

Our operations are carried out in the areas of pharmaceuticals development and drug delivery systems development (the “Pharmaceuticals Segment”) and the supply of proprietary skincare products (the “Skincare Segment”) to licensees.

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Operating Income (Loss) from Continuing Operations:
Pharmaceutical Segment:
Revenues:
Product Sales	$36	$30	$27
Royalties	1,071	1,318	926

Total Revenues	1,107	1,348	953
Cost of Sales	612	715	274

Gross profit	495	633	679
Operating Expenses:
Research & Development	328	775	958
Administration, Sales and Marketing	2,244	2,358	2,949
Impairment Charge	—	—	2,451

Total Operating Expenses	2,572	3,133	6,358

Loss from operations	$(2,077)	$(2,500)	$(5,679)

Skincare Segment:
Revenues:
Product Sales	$116	$402	$3,959
Royalties & License Fees	4,648	5,800	3,314

Total Revenues	4,764	6,202	7,273
Cost of Sales	264	341	1,127

Gross Profit	4,500	5,861	6,146
Operating Expenses:
Research & Development	1,107	729	602
Administration, Sales and Marketing	2,377	2,757	3,352

Total Operating Expenses	3,484	3,486	3,954

Income from Operations	1,016	2,375	2,192

Operating (Loss) Income from Pharmaceutical and Skincare Segments	$(1,061)	$(125)	$(3,487)

	2005	2004	2003
	($ in thousands)
Overall income (loss) from continuing operations before Taxation:
Pharmaceutical Segment:
Loss from Operations	$(2,077)	$(2,500)	$(5,679)
Interest Expense including Amortization of Debt Discount	(825)	(930)	(1,584)
Other Income (Expense), net	0	171	—

Loss before Tax	$(2,902)	$(3,259)	$(7,263)

Skincare Segment:		—
Income from Operations	$1,016	$2,375	$2,192
Interest Income, and other income, net	98	35	3

Income before Tax	$1,114	$2,410	$2,195

Total Overall Income from Continuing Operations before Taxation	$(1,788)	$(849)	$(5,068)

Administration, Sales and Marketing Expenses have been historically, and continued in 2005 to be, allocated equally to each Segment, except for specific large expenditures directly attributable to a particular Segment. For fiscal 2003, approximately $400,000 of marketing related costs, associated with the development of an infomercial, was allocated to the Skincare Segment. For 2004, approximately $400,000 of legal fees was specifically allocated to the Skincare Segment. In 2005, approximately $134,000 in marketing expenses was allocated to the Skincare Segment and $50,000 in relocation expenses was charged to Pharmaceuticals, given the large space requirements previously necessitated by the Company’s Reliaject equipment. Since the announcement of the Company’s new strategic direction in February of 2004, the Company’s sales and administrative time has been evenly divided between executing on the Skincare objectives of expanding and solidifying its revenue base from Kinetin licensing and placing its patented Invicorp® erectile dysfunction therapy and Reliaject® autoinjector technology and equipment with strong commercial partners. Now that this Pharmaceuticals Segment objective has been largely accomplished, the Company anticipates that the majority of Administrative, Sales and Marketing expenses will be allocated to the Skincare Segment.

Revenues (Continuing Operations)

	Summary of Annual Revenue
	2005	% change in 2005	2004	% change in 2004	2003
	($ in thousands)
Segment
Skincare
Royalties from Licensing	$4,648	(19.9)%	$5,800	75.0%	$3,314
Product Sales	116	(71.1)%	402	(89.8)%	3,959

Total Skincare	$4,764	(23.2)%	$6,202	(14.7)%	$7,273

Pharmaceutical
Royalties on Antibodies	$1,071	(18.7)%	$1,318	42.3%	$926
Sales of ED Product	36	20.0%	30	11.1%	27

Total Pharmaceutical	$1,107	(17.9)%	$1,348	41.4%	$953

Total Revenue	$5,871	(22.2)%	$7,550	(8.2)%	$8,226

Substantially all of the Company’s current revenue base is derived from license fees and royalties on its patented Kinetin skin care ingredient and revenues on licensees’ sales of such licensed products. In addition, part of current revenues reflects the retained portion of remittances received from Signet on sales of monoclonal antibodies produced from cell lines licensed by the Company from RFMH that are not retained by Signet under the terms of the Company’s agreement with Signet. If the Company’s patents on Kinetin were successfully challenged and the Company’s Kinetin licensees sought to terminate their licenses, the Company’s revenue stream would be substantially curtailed, and if the RFMH’s patents were successfully challenged, the Company’s revenue from Signet’s sales would be substantially reduced or eliminated. Additionally, the Company’s present revenue stream is tied to its licensees’ sales of licensed product (subject to agreed minimums in certain cases) and accordingly is relatively fixed by supply of product to meet consumer demand. Should the Company be faced with significant cash requirements in connection with developing its Skincare products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s capital resources might be inadequate to fund its capital needs, as described below.

Skincare Segment

Product sales and royalties revenue from skin care decreased $1,438,000, or 23.2%, for 2005 compared to 2004. This decline resulted principally from the inclusion in 2004 results of non-recurring payments totaling $1,500,000 from OMP, Inc. in settlement of the Company’s lawsuit against OMP and non-recurring payment totaling $235,000 from Eagle-Picher Technologies in settlement of the Company’s lawsuit against it. Without these settlements, 2005 revenue would have slightly exceeded revenue in 2004. During 2005, Valeant royalty revenues increased by $912,000 reflecting the revised Valeant agreement entered into in May 2004. This increase was partially offset by declines of $502,000 in The Body Shop and $284,000 in Revlon royalties. Under the Company’s license agreement with The Body Shop, we receive royalties when The Body Shop purchases Kinetin products for its outlets. The Body Shop made additional purchases in 2004 in conjunction with planned international expansion, but its international outlets, many of which are franchisee operations, did not generate expected sales levels and accordingly the replenishment orders expected in 2005 did not materialize. The Company is working with the Body Shop to increase sell-through going forward through shared promotional efforts with the franchisees. As previously anticipated, Revlon royalties continue to decline as they focus more on color cosmetics and less on skincare technology and as reductions in their skincare distribution generate product returns, which reduce royalty remittances. The Company also believes 2005 results were impacted by the July 2005 amendment to its Kinetin license agreement with Valeant Pharmaceuticals International. This amendment precluded Senetek from entering into agreements being negotiated for it to supply Kinetin-based products to several prospective licensees and required the Company to discontinue its proprietary Kinetin Plus Age Defiant line.

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

Although the Company is confident in its ability to increase its royalties from existing Kinetin license agreements, because the July 2005 amendment to our Valeant license agreement prohibited any further Kinetin licenses, the Company is dependent upon successful development of new active ingredients for its future licensing program. However, under the July 2005 amendment to the Valeant license, minimum royalties due from Valeant, total $37 million with $6 million to be paid in 2006, $7 million in 2007, and $8 million in 2008 through 2010. These amounts are to be offset by the market development allowance of $250,000 per quarter as stated in the May 2004 amendment.

Pharmaceuticals Segment

The 18.7% decrease in royalties on pharmaceutical products for 2005 compared to 2004 was due to a $247,000 decrease in net royalties from Signet Laboratories on sales of monoclonal antibodies. This decline is believed to reflect the unpredictability of and increased competition in the marketplace for monoclonal antibodies.

The 42.3% increase in royalties on pharmaceutical products during 2004 compared to 2003 was due to the amendment to our agreement with Signet, effective April 2004, related to sales and marketing of diagnostic monoclonal and polyclonal antibodies. The new agreement with Signet was intended to create added incentives for Signet to increase sales, and to secure the agreement of the Research Foundation for Mental Hygiene (which licenses the cell lines from which the monoclonal antibodies are produced) to extend this license through 2011. Under this amendment, the Company agreed to be responsible for a greater portion of the license fee due to the Foundation. This resulted in the Company’s gross profit margin on Signet revenue being reduced.

Our overall revenues and gross profit from sales of monoclonal antibodies are expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations.

Cost of Sales

	Summary of Cost of Sales
	2005	% change in 2005	2004	% change in 2004	2003
	($ in thousands)
Segment
Skincare	$264	(22.6)%	$341	(69.7)%	$1,127
Pharmaceutical	612	(14.4)%	715	160.9%	274

Total	$876	(17.0)%	$1,056	(24.6)%	$1,401

As a % of Skincare Revenue	5.5%		5.5%		15.5%
As a % of Pharmaceutical Revenue	55.3%		53.0%		28.8%
As a % of Total Revenue	14.9%		14.0%		17.0%

Cost of sales for 2005, which includes contract manufacturing and royalty fees, was down 17% over 2004. This decline is directly related to the decline in revenues year over year, offset by an increase in costs related to the amendment to the sales and marketing agreement with Signet and costs associated with the extension of the RFMH license agreement.

Cost of sales for 2004, which includes contract manufacturing and royalty fees, was $345,000 lower than the comparable period for 2003. Cost of sales as a percentage of revenue declined from 17.0% in 2003 to 14.0% in 2004. The decrease in cost and an increase in our gross profit were due to significantly lower product sales in skincare which have a higher cost of sales compared to royalty revenue. Lower product sales by the Company were a direct result of the amendment to the Valeant license agreement under which Valeant was permitted to manufacture its Kinetin products in return for paying a higher royalty effective May 2004. The $786,000 decrease in the skincare cost of sales during 2004 was partially offset by an increase of $441,000 in the 2004 cost of sales associated with Pharmaceutical products, primarily antibodies. The increase in the Pharmaceutical cost of sales was directly related to the amendment to the sales and marketing agreement with Signet and costs associated with the extension of the RFMH license agreement.

While we expect our gross profit on the total sale of antibodies to remain relative consistent, since under the amended agreement the Company is guaranteed an absolute dollar amount based on an average of previous years sales, our gross profit percentage for antibodies will be lower. The amendment with Signet became effective April 1, 2004.

Research and Development

	Summary of Research and Development
Segment	2005	% change in 2005	2004	% change in 2004	2003
	($ in thousands)
Skincare	$1,107	51.9%	$729	21.1%	$602
Pharmaceutical	328	(57.7)%	775	(19.1)%	958

Total	$1,435	(4.6)%	$1,504	(3.6)%	$1,560

As a % of Skincare Revenue	23.2%		11.8%		8.3%
As a % of Pharmaceutical Revenue	29.6%		57.5%		100.5%
As a % of Total Revenue	24.4%		19.9%		19.0%

Skincare Segment

Research and development expenses in 2005 were up 51.9% to $1,107,000 compared with $729,000 in 2004. This change reflects increased spending for accelerated development of Zeatin and for the accelerated screening of PRK124 and AK801, spending for new product screening and evaluation at our dedicated research facility in Aarhus, Denmark along with patent development and research funding of $20,000 per year due under our collaboration agreement with the Institute of Experimental Botany.

Research and development expenses in 2004 were $729,000 compared with $602,000 in 2003. The increase was the result of the establishment and commencement of our own dedicated research and development space in Denmark during the fourth quarter of 2004 and increased work on the testing of Zeatin. Additionally, during 2004 we incurred approximately $250,000 of capital expenditures related the build out of the laboratory space and the purchase of certain testing equipment.

Research and development expenses in the year ended December 31, 2003 were $602,000 compared with $171,000 in 2002. The increase was due to increased expenditures relating to the testing, evaluation and review of the new skin care compounds included in our proprietary Kinetin Plus line.

We anticipate that our research and development expenditures related to skincare products will continue to increase in 2006 as we continue development of new proprietary compounds.

Pharmaceutical Segment

Research and development expenses in 2005 were $328,000 compared with $775,000 in 2004. The decrease reflects our June 2004 license agreement with Ardana whereby Ardana undertook full financial responsibility for the regulatory progression of Invicorp in Europe commencing in the second half of 2004, subject to the Company’s agreement to share the costs of certain stability testing, completed by year end 2004. Research and development spending in 2005 for the Pharmaceutical Sector reflected costs of transferring clinical and regulatory data to Ardana and expenses associated with readying the Company’s Reliaject autoinjector technology for out-licensing or sale. We expect our research and development expenditures related to the Pharmaceutical Segment to decline as a percentage of total research and development costs as a result of the licensing of Invicorp to Plethora Solutions for North America in February 2006 and the sale of Reliaject to Ranbaxy Pharmaceuticals in March 2006.

Research and development expenses in 2004 were $775,000 compared with $958,000 in 2003. The decrease reflects Ardana having assumed the bulk of the regulatory responsibility for Invicorp in Europe effective mid-2004.

Research and development expenses in 2003 were $958,000 compared with $1,161,000 in 2002. The decrease of $203,000 in 2003 was primarily due to lower consulting fees related to regulatory filing requirements associated with Invicorp. Included in Research and Development for 2003 is a $141,000 inventory reserve related to write-off of specialized inventory components for drug delivery equipment.

	Summary of Administration, Sales and Marketing
Segment	2005	% change in 2005	2004	% change in 2004	2003
	($ in thousands)
Skincare	$2,377	(13.8)%	$2,757	(17.8)%	$3,352
Pharmaceutical	2,244	(9.7)%	2,358	(20.0)%	2,949

Total	$4,621	(4.8)%	$5,115	(18.8)%	$6,301

As a % of Skincare Revenue	49.9%		44.5%		46.1%
As a % of Pharmaceutical Revenue	202.7%		174.9%		309.4%
As a % of Total Revenue	78.7%		67.7%		76.6%

Administration, Sales and Marketing

Administration, Sales and Marketing Expenses have historically been allocated equally to each Segment, except for specific large expenditures directly attributable to a particular division. In 2005, approximately $134,000 in marketing expense, for promotion and tradeshows, was allocated to the skincare segment and $50,000 in relocation expenses was charged to Pharmaceuticals, given the large space requirements previously necessitated by the Company’s Reliaject equipment. Total administrative, sales and marketing expenses for 2005 declined by $494,000, compared to 2004 primarily as a result of reduced legal and professional fees and a reduction in payroll due to lower headcount, partially offset by non-recurring Other expense resulting from the termination of the leases in connection with the relocation of, the Company’s administrative headquarters and the closure of its U.K. office of approximately $450,000.

For 2004, approximately $400,000 of legal fees was allocated to skincare as a result of the OMP litigation, and all other expenses were allocated equally. For fiscal 2003, approximately $400,000 of marketing related costs, including the development of an infomercial, were allocated to the skincare segment as a result of development of the Company’s Kinetin Plus Age Defiant line of products. All other administration, sales and marketing expenses have been allocated equally between the Segments. Total administration, sales and marketing expense decreased from $6,301,000 in 2003 to $5,115,000 in 2004 as a result of reduced legal fees and related costs of $600,000 resulting from the settlement of certain legal matters in early 2004 and the elimination of approximately $400,000 of expenses incurred in 2003 related to the Kinetin Plus product line.

For the years ended December 31, 2005, 2004 and 2003, the following Administration, Sales and Marketing expenses were incurred:

	2005	2004	2003
	$ in Thousands
Expense Category
Payroll, Benefits and Consulting	$1,654	$1,775	$1,815
Legal and Other Professional Fees	1,043	1,674	2,281
Rent and Office Expenses	796	719	831
Insurance-Liability	359	387	313
Travel and Related	238	282	358
Advertising	59	—	293
Other	472	278	410

Total	$4,621	$5,115	$6,301

Pharmaceutical Segment

Administration, Sales and Marketing expenses totaled $2,244,000 for 2005, compared with $2,358,000 for 2004. The $114,000 decline between 2004 and 2005 is primarily due to the reduction in the Pharmaceutical Segment’s share of overall expense in the form of legal and payroll, offset by $50,000 in relocation expenses specifically charged to Pharmaceuticals, given the large space requirements previously necessitated by the Company’s Reliaject equipment. In 2005, it was still appropriate to allocate 50% of Sales and Administrative expense to this segment because of the Company’s significant efforts during the year to place its patented Invicorp® erectile dysfunction therapy and Reliaject® autoinjector technology and equipment with strong commercial partners. Results were realized on this initiative, subsequent to year end, as the Company announced an Invicorp license for North America with Plethora in February 2006 and the sale of Reliaject to Ranbaxy in March 2006 (see “Subsequent Events”.)

Administration, Sales and Marketing expenses totaled $2,358,000 for 2004, compared with $2,949,000 for 2003. The $591,000 decrease between 2004 and 2003 is primarily due to decreased legal fees associated with litigation matters that were ongoing during almost all of 2003 but were mostly resolved by the early part of fiscal 2004.

In 2005, approximately $134,000 in marketing expenses were allocated to the skincare segment and $50,000 in relocation expenses was charged to Pharmaceuticals, given the large space requirements previously necessitated by the Company’s Reliaject equipment.

Skincare Segment

Administration, Sales and Marketing expenses totaled $2,377,000 for 2005 compared with $2,757,000 for 2004. This decline of $380,000 was due to overall year over year reductions in legal and payroll expense. The Skincare Segment’s results, however, do include $134,000 in marketing expenses, which were allocated specifically to the skincare segment. These expenses were incurred in connection with skincare promotions and participation in trade shows.

Administration, Sales and Marketing expenses totaled $2,757,000 for 2004 compared with $3,352,000 for 2003. The $595,000 decrease between 2004 and 2003 is primarily due to 2003 expenditures of approximately $400,000 related to our proprietary product line Kinetin Plus, including the creation, test marketing and production of an infomercial, website and order fulfillment network that were non-recurring in 2004, and to a lesser extent, reduced legal fees.

Impairment Charge

During the fourth quarter of 2003, the Company determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long Lived Assets”, that the specialized automated equipment for the manufacture of the Company’s proprietary drug delivery device known as Reliaject was impaired because the carrying value of the equipment was greater than the estimated fair value of $250,000. In making this decision, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and the financial condition of the Company. As a result, a non-cash impairment charge of $2,451,000 was recorded against the pharmaceutical segment and the equipment was separately classified on the balance sheet as “Asset Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser might need to resolve. This equipment and the related patents and other intangible property were sold to Ranbaxy Pharmaceuticals in March 2006 for a down payment of $500,000 plus the right to receive milestone payments upon achieving certain regulatory approvals and percentages of the purchaser’s future sales of products using the Reliaject technology. See “Subsequent Events”.

Other Income and Expense

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants for an aggregate of 3 million ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, or April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and was amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001 under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants resulting in an increase in the related discount of $1,447,000 and $367,000, respectively. As of December 31, 2005, the remaining unpaid principal balance of the notes was $3,289,000, bearing interest at 8.5% and due April 1, 2007. The notes require semiannual payments of interest only until maturity and are secured by all assets of the Company. Interest may be paid in cash or in Ordinary shares of Senetek. See note 8 to the consolidated financial statements for additional information related to the terms of the notes payable, and “Subsequent Event” below for information on the retirement of the notes.

The primary component of other income and expense is interest expense. Interest expense, including both cash based payments and amortization of the discounts on the notes payable, has continued to decline as a result of the approximately $4.1 million of principal that was paid between September 2003 and September 2004. Total interest expense was $825,000, $930,000, and $1,584,000 for 2005, 2004, and 2003, respectively. The amortization of the discount on the notes, which is included in interest expense, amounted to $545,000 for 2005 compared to $515,000 for 2004, and $770,000 for 2003. Also included in interest expense for the year ended December 31, 2003 is $277,000 related to the debt modification in September 2003. Included in Other income (expense) for 2004 is $235,000 reflecting settlement of a lawsuit brought by the Company against Eagle-Picher Technologies Inc. related to its subsidiary ChemSyn Laboratories, an active ingredient manufacturer, net of approximately $45,000 legal fees incurred during the third quarter of 2004. The $235,000 was received in December 2004.

Discontinued Operations

On December 31, 2002, we closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carmé Inc. (which are referred to hereafter as the “intellectual property”) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. We have accounted for this transaction as a sale of assets. Based on the prior history with the customer, the gain on the transaction will be recognized when collection is probable, which is deemed to be when cash is received. All gains arising from this transaction will be classified as a component of discontinued operations.

During 2003 only $113,000 was paid and the amount was recognized as interest income. As a result of USITC’s noncompliance with the note agreement, the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 in cash and a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During 2004, $435,000 of the payments was classified as interest income and $1 million was classified as a Gain on Sale of Operation. 2004 net income included $1,435,000 of cash payments from U.S. International Trading Corp. paid under the terms of this settlement, classified as income from discontinued operations. In 2005, $111,000 in principal payments and $22,000 in interest representing quarterly payments made by U.S. International Trading Corp. on the $400,000 promissory note given as part of the settlement were recognized under discontinued operations.

Taxation

Refer to Note 12 to the Financial Statements for discussion of our significant deferred tax assets and liabilities and net operating loss carry-forwards.

Liquidity and Capital Resources

During the year ended December 31, 2005, our liquid position, represented by cash, cash equivalents and short term investments, decreased by $1,335,000 from $4,522,000 to $3,187,000. The higher 2004 year-end balance reflected a number of non-recurring cash receipts during 2004, including $1.5 million of OMP settlement payments, $1.4 million from the settlement of the USITC purchase money note default, $625,000 from the exercise of Series D warrants, and $235,000 from the Chemsyn/Eagle-Picher settlement, plus a $5 million payment by Valeant under a May 2004 amendment to its license agreement, only partially offset by lower royalties from Valeant and Revlon, $600,000 in legal fees in connection with the OMP settlement and repayment of $1.6 million of notes payable. The lower 2005 year-end balance also reflected one time net expense of $271,000 in connection with the relocation of the Napa corporate office to smaller quarters, $235,000 in reduced revenues from Signet under the January 2005 amendment to its sales and marketing agreement, and $1,000,000 of prepaid royalty allowances offsetting Valeant’s royalty payments, pursuant to the above May 2004 amendment to its license. As a result of this reduction and a classification of our long-term notes payable to current (see Item 7, “Subsequent Events”), our current ratio at December 31, 2005 had declined to 1.00 compared to 2.55 at December 31, 2004. However, effective January 1, 2006, under the July 2005 amendment to its license agreement with Valeant the Company is entitled to minimum annual royalties (after deduction of the above market development allowance) of $6 million in 2006, $7 million in 2007 and $8 million in 2008 through 2010, which the Company expects will result in improvements to its liquid position and current ratios.

Because substantially all of the Company’s borrowings have been from a small number of note holders who had substantial control over the Company’s ability to incur additional secured debt or dispose of assets, all of which were pledged as security for the Company’s borrowings, in the event that the Company was unable to fund, through its operating cash flow or proceeds from the sale of equity securities, continued product development or such unbudgeted expenses as the defense of its position in patent litigation, it would have been dependent upon these note holders for additional funding, and if it were unable to arrange for funding upon acceptable terms, the Company’s business could have been materially adversely affected. On March 30, 2006, the Company repaid all of the $3,289,000 of principal indebtedness outstanding under these secured notes, together with accrued interest, using internally generated funds. At the same time, the Company secured a new $1,500,000 revolving credit facility with Silicon Valley Bank. See “Subsequent Events.” While the Company has granted the bank a security interest in the patents covering Kinetin and Zeatin and in the proceeds of its related patent license, as well as in the Company’s tangible assets, and is subject to negative and affirmative covenants usual and customary in agreements of this kind, the Company believes that its ability to fund future operating requirements has been enhanced by this reduction and change in funded indebtedness.

Our most significant expenditure commitments are our research agreements, employment and consulting agreements, professional fees and property leases, whose details are outlined in the footnotes to the consolidated financial statements.

Based upon projected operating results for the year and the Company’s ability to manage discretionary expenditures, the Company presently believes it will have adequate cash in 2006 to fund operations. The Company is not anticipating any significant capital expenditures in 2006. As a result of the repayment of the Senior Notes of $3.3 million and the maximum borrowing under the revolving credit agreement with Silicon Valley Bank of $1.5 million, at a similar interest rate, it is expected that our cash payment of interest will be about half of what it was during 2005.

Contractual Obligations

The Company has contractual obligations related to its long-term note, non-cancelable lease agreements and employment contracts. The following table sets forth these contractual obligations:

	2006	2007	2008	Total
Notes payable—principal & interest (8.5% fixed rate)	$3,357	$—	$—	$3,357
Other long term debt	8	—	—	8
Minimum rental commitments	76	55	11	142
Employment contracts	352	352	352	1,056

	$3,793	$407	$363	$4,563

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

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-K. We believe that the following accounting policies fit the definition of critical accounting policies. The critical accounting policies were discussed with the whole board.

Revenue Recognition

Revenue from the sale of the Company’s skincare products and of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from our licensee, Signet, on their sale of monoclonal antibodies are recognized based upon a percentage of actual Signet sales pursuant to the contract terms. After the Signet contract was amended in April 2004, Senetek shares in a greater percentage of the annual net sales made by Signet up to $2 million and a lower percentage on Signet sales in excess of $2 million. Upfront license fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Royalty revenue is generally paid by the licensee within 60 days of quarter end. Estimates are adjusted to reflect actual results within one quarter of product sales by licensee. Historically, license revenue has not differed significantly from management’s estimates.

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

While we have closed our UK office, we are continuing Named Patient Sales of Invicorp in the UK and are actively engaged in promoting regulatory approval and commercialization of Invicorp through our licensee in the UK, Ardana Bioscience Ltd, and believe that this continuation of trade preserves our NOLs. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same trade carried on in the United Kingdom, but could be limited if there was a greater than 50% change in ownership in any three-year period.

Impact of Recently Issued Accounting Standards

In December 2004 the Financial Standards Accounting Board (“FASB”) issued SFAS 123R, “Share-Based Payment (revised 2004).” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company’s two share option schemes expired by their terms in December 2005. The Company has not finalized what, if any, changes may be made to its equity compensation programs in light of the accounting change, and therefore is not yet in a position to quantify its impact. The Company expects to announce the estimated impact in connection with reporting its first quarter 2006 financial results. The impact on cash from operations of adopting the new accounting standard cannot be estimated at this time. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Subsequent Events

License of Invicorp for North America.    On February 16, 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp in North America. Under the terms of the license agreement, Plethora assumed full responsibility for the drug regulatory process for Invicorp in North America and for establishing this important new therapy in the key North America market, and was granted certain rights with respect to the manufacture and marketing of Invicorp in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

Sale of Reliaject Assets.    On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject device. The Company received a down-payment of $500,000 and under the terms of the sale agreement the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones. We will also receive a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject pre-filled with either epinephrine or six other scheduled parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject production line.

Retirement of Senior Secured Notes and Outstanding Warrants.    On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289,000 principal amount of senior secured notes (the “Notes”) and its Series A, B and D Warrants to purchase a total of 9,737,500 ordinary shares at exercise price ranging from $0.40-$1.25, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004, more fully described in note 8 to the consolidated financial statements. Pursuant to the Prepayment Agreement, the Company agreed to prepay the principal amount of the Notes and any accumulated interest within five business days after the date of the agreement using internally-generated funds. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”) all of the outstanding Series A, B and D Warrants will be cancelled, the Securities Purchase Agreement as amended will be terminated, and the Company will issue new Series E Warrants to purchase a total of 3,000,000 Ordinary shares on substantially the same terms as the Series D Warrants, including its March 4, 2011, expiration date, but at an exercise price of $0.25 per share. The Prepayment Agreement permits the holders of the Series E Warrants to register under the Securities Act of 1933 the Ordinary shares purchasable thereunder on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of Ordinary shares, in each case on the same terms as applied to the Series D Warrants. In addition, the Prepayment Agreement provides that on the Closing Date the Note holders’ two designees as Directors of Senetek will resign. The Closing Date occurred on March 30, 2006. If the Prepayment Agreement had not been entered into, the Series A, B and D Warrants would have remained outstanding until March 4. 2011 and the exercise price of 2,650,000 of the Series B Warrants would have been reduced to $0.50 per share upon prepayment of the Notes. On March 30, 2006, the Company paid the remaining principal amount of the Notes with accrued interest to the date of prepayment, using internally generated funds, with the result that the Notes and outstanding Series A, B and D Warrants were canceled, the Note holders’ designees on the Company’s Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E Warrants were issued.

Revolving Credit Agreements.    On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder, and in the Company’s tangible assets. The Company made a good faith deposit of $35,000 to defray the Bank’s legal and other expenses of preparing and entering into the

Revolving Credit Agreement, subject to refund if the Bank determined not to proceed, and at signing the Company paid a non-refundable facility fee of $15,000. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25% per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Company terminates the Revolving Credit Agreement before its expiration or the Bank terminates for default by the Company. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2005, the existing debt is at a fixed 8.5% interest rate that has been subsequently paid off. In March 2006, we entered into a Revolving Credit Agreement under which interest is accrued at 1% above Silicon Valley Bank’s announced prime lending rate with a minimum of 8.25% per annum. We are exposed to a change in interest rate on our short-term investments. However, as such investments consisted of certificates of deposits with principal balance of $99,000 with maturities of 6 months or less, we do not believe that fluctuations in interest rates would materially affect the value of such investments and as a result we do not hedge these investments.

Foreign Currency Exchange Rate Risk

We are at market risk of exchange rate variability between the pound sterling, Danish Krone and U.S. dollar. However, we believe that fluctuations in interest rates and currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows as we have limited risks related to interest rate and currency exchange rate fluctuations because of limited amount of transactions denominated in foreign currencies, and accordingly we do not hedge this risk.

Foreign Currencies

We have operations in Denmark and in the UK where we rely upon outsource providers. The functional currencies are the Danish Krone and Pound Sterling, respectively. We follow currency translation principles established by SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities in the balance sheets of our foreign operations are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign operations are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of operations are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. We do not use any methods to hedge the effect of changes in the Danish Krone or Pound Sterling exchange rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) (1) and 14(a) (2) of Part IV of this Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 10, 2005, our Board of Directors accepted the resignation of BDO Seidman, LLP (BDO) as our independent accountants, and approved the engagement of Macias Gini & Company LLP (MGC) as our independent accountants for the fiscal year ended December 31, 2005.

BDO provided auditing services to us for the year ended December 31, 2004. During this time, which specifically includes the fiscal year ended December 31, 2004, and the subsequent interim period through August 10, 2005, there were no disagreements between BDO and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a) (1) (v) of Regulation S-K.

The audit report issued by BDO on our consolidated financial statements as of and for the year ended December 2004 did not contain an adverse opinion, or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2004 and through August 10, 2005, we did not consult with MGC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A—CONTROLS AND PROCEDURES

Our chief executive officer and our principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

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

During the quarter ended December 31, 2005, there were no changes to our internal controls over financial reporting which were identified in connection with the evaluation of our disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

As of November 10, 2005, the Company entered into a Second Amendment to its Agreement on Cooperative Research and Development with the Institute of Experimental Botany of the Czech Academy of Sciences. As disclosed in a press release issued by the Company on December 15, 2005, the amendment expanded the Agreement as previously in effect by granting Senetek the right to receive exclusive global licenses, for all applications, to any cytokinin in-licensed or otherwise acquired by the Institute, as well as those internally developed as provided in the existing Agreement, and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Senetek was also granted a right of first refusal before the Institute can license any of its non-cytokinin compounds to any third party for cosmeceutical or anti-aging dermatological applications. In exchange, the Company agreed to increased support for the Institute’s ongoing research into specified categories of active ingredients and co-funding of the preparation and prosecution four patent applications. See Item 1—“Research and Development”.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2005 the Company had four Directors, two of whom, Mr. Aliahmad and Mr. Khoury, resigned on March 31, 2006, as described under Item 7, “Subsequent Events”, and as a result, as of the date of this Report the Company had two Directors, Mr. Massino and Mr. Williams. The Board intends to undertake promptly a reconstitution of the Board of Directors

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	58
Rani Aliahmad (resigned)	Director	2005	35
Michael Khoury (resigned)	Director	2005	54
Anthony Williams	Vice Chairman of the Board of Directors	2003	59

Mr. Massino became Chairman and Chief Executive Officer of Senetek PLC in November 1998. Prior to becoming Chairman and Chief Executive Officer of Senetek, Mr. Massino served as President of Carmé Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo, Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused us soundly on our core competencies. During his career, Mr. Massino has successfully negotiated more than 40 licensing agreements with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982 was named “Division Manager of the Year.” While at Ortho, Mr. Massino was involved in the development of Renova, which in 1995, was also approved for anti-aging applications under the Renova trademark, and directed major product launches. As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $60 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions. Mr. Massino holds a degree in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is highly experienced in drug delivery technology and holds a patent on a drug delivery device. He is an active member of the Licensing Executives Society.

Mr. Williams was appointed a Director in February 2003 for a three-year term in accordance with the Company’s Articles of Association. Since September 2005 he has been a partner at Baker & McKenzie LLP, global law firm headquartered in Chicago, and for more than thirty years prior to that he was a Corporate Partner at Coudert Brothers LLP, a New York City-based international law firm where he also had served as Chairman of the Executive Committee of Coudert Brothers from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: RAG American Coal Holdings, Inc., DBT America Inc., Trautman Wasserman & Company Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce.

Mr. Aliahmad was appointed a Director in April 2005 for a three-year term in accordance with the Company’s Articles of Association. Mr. Aliahmad currently serves as President of USA Call, Inc., a provider of end-to-end mobile solutions and services for the marketing arena. From 2001-2002, Mr. Aliahmad co-founded Cardionomics with a team of Harvard Medical School researchers. Mr. Aliahmad also led the effort for the development of Embryonix, an embryonic stem cell research center. From 1998-2001, Mr. Aliahmad was co-founder and Chief Strategic Officer of eCandy, a B2B platform for the U. S. confectionery industry, where he led the corporate strategy and business development. From 1996-1998, Mr. Aliahmad was Managing Director of CIC, a telecom investment and consulting company based in Paris, France and from 1992-1994, Mr. Aliahmad was also a Junior Economist at Republic National Bank of NY. He received his BA in Economics from Yale University (1992) and his MBA in Information Technology and Entrepreneurship from MIT (1996). He remains closely affiliated with the MIT Entrepreneurship Center and the E-Lab. Mr. Aliahmad serves as a Director of Miravant Medical Technologies (“Mirvant”), a biotechnical company specializing in photodynamic therapy that seeks to develop photoreactive (light-activated) drugs to selectively target diseased cells and blood vessels. Mirvant’s Common Stock is registered with the Securities and Exchange Commission under Section 12(g) and is quoted on the OTC Bulletin Board. Mr. Aliahmad serves on Mirvant’s Interim Executive Committee.

Mr. Khoury was appointed a Director in April 2005 for a three-year term in accordance with the Company’s Articles of Association. Mr. Khoury joined Deloitte & Touche in 1989 and served as Senior Manager until 1993. From 1993 to 1998 Mr. Khoury served first as President, then as CEO of First National Mortgage Exchange. He was Senior Vice President at IMC Mortgage, a consumer finance company, from 1998 to 1999. In 1999 he became CEO of InterScore, a consulting firm that he sold in 2000 to Ballantyne, a consulting firm focused on enterprise resource planning systems, where he remained as a Senior Vice President until 2003. Since then, Mr. Khoury has been a consultant to a private investment group and, since May 2004, has served as President and a Director of SourcingLinknet, Inc. (“SourcingLinknet”) an enterprise previously engaged in internet based business-to-business merchandise procurement for the retail industry that is presently dormant. Mr. Khoury holds a B.S. in Mathematics from the American University of Beirut, an eMFA from New York University, and an MBA from UCLA. He is a CPA and a Fulbright Scholar. Mr. Khoury also serves as a Director of Neurome, Inc., a discovery stage biotechnology company that seeks therapeutic solutions to human neurodegenerative diseases and of Miravant, where is he serves on the Audit Committee.

Mr. Aliahmad and Mr. Khoury were appointed as Directors by the Board of Directors at the request of the holders of Senetek’s Senior Secured Notes under a provision in the Company’s September 2003 amendment to the 1999 Securities Purchase Agreement granting the Note holders a right at any time designate two Directors who are “independent” within the meaning of the federal securities laws and related Nasdaq Stock Market provisions and whose qualifications are reasonably satisfactory to Senetek’s Board, which the Note holders so requested in April 2005. Mr. Aliahmad and Mr. Khoury subsequently were nominated by the Board for election by the shareholders at the 2005 Annual General Meeting, as required by the same provision in the September 2003 amendment, and were duly elected by the shareholders for three-year terms. Mr. Aliahmad and Mr. Khoury resigned as Directors on March 31, 2006, the Closing Date of the Note Prepayment Agreement, when the Securities Purchase Agreement terminated and the Notes were paid and cancelled. See Item 13—“Certain Relationships and Related Transactions.”

Board Compensation

Beginning in 2003, non-management Directors received a quarterly $2,500 cash stipend. During 2004, the Company established a Deferred Compensation Plan that allowed non-management Directors to receive their Directors’ stipends in stock, in an amount determined based upon the average trading price of the stock. The number of shares of stock that were issued under this Deferred Compensation Plan was calculated quarterly by dividing the notional amount of the quarterly stipend ($2,500) by the average trading price of the ADSs on the Nasdaq Smallcap Market (through November 10, 2004) and the NASD’s OTC Electronic Bulletin Board (after November 10, 2004) through December 31, 2004. The Plan was discontinued effective December 31, 2004. No amounts were deferred or shares credited for or issued to any of the persons named as Directors above except Mr. Williams, for whom 26,182 shares were accrued under the Plan, which were issued to Mr. Williams in early 2005. Beginning in 2005 non-management Directors resumed receiving their Board stipends in cash.

Prior to 2005, new non-management Directors typically were granted a stock option to purchase 150,000 Ordinary shares at the time of joining the Board, although there was no established requirement of any such initial stock option grant or periodic subsequent stock option grants for non-management Directors.

Mr. Williams, at the time of joining the Board in February 2003, was granted an option for 150,000 shares at an exercise equal to the closing price of the Company’s shares on the date of grant. Additionally, in December 2003 Mr. Williams was granted an option for 100,000 shares at an exercise price equal to the closing price of the Company’s shares on the date of grant, upon his appointment as Vice Chairman of the Board of Directors. Messrs. Aliahmad and Khoury did not, however, receive stock option grants during their tenures as non-management Directors. See Item 13—“Certain Relationships and Related Transactions.”

The Company’s shareholder-approved stock option plans for non-management Directors and consultants (under which stock options had been granted to non-management Directors) as well as its shareholder-approved stock option plan for employees, including management Directors, described under “Stock Option Plans” below, expired by their terms in December 2005, but under the terms of such plans such expiration did not affect options theretofore granted and outstanding.

Executive Officers

Frank J. Massino, Chairman of the Board of Directors and Chief Executive Officer (see above).

Stewart Slade, age 56, is non-executive Company Secretary and served as Acting CFO for a portion of 2005. From January 2003 until May 2004, he served as Vice President for European Operations and Company Secretary. From January 2000 to December 2002, he was the Company’s Acting Principal Financial Officer. From July 1998 to January 2000, Mr. Slade was the Company’s Chief Financial Officer, and from April 1998 to June 1998, the Company’s Chief Accountant. Mr. Slade holds a Bachelor of Science degree in Chemistry from the University of Leeds and is a member of the Institute of Chartered Accounts in England and Wales. For information concerning an agreement between Senetek and Mr. Slade, see “Certain Relationships and Related Transactions” below.

Independent Directors

The Board has determined that Mr. Williams is, and Mr. Aliahmad and Mr. Khoury were, “independent” Directors within the meaning of the listing standards of the Nasdaq Stock Market.

Financial Expert

Because there currently are insufficient non-management Directors to constitute an Audit Committee, the Board of Directors has made no determination concerning whether any Director would qualify as an “audit committee financial expert” and as “independent” for purposes of Audit Committee membership as defined in applicable SEC rules.

Communication with Directors

Individuals may submit communications to the Board or to the non-management Director by sending the communications in writing to the attention of the Secretary of the Company at Senetek PLC, 831 Latour Court, Napa, CA 94558. All communications that relate to matters that are within the scope of responsibilities of the Board and the Committees will be forwarded to the appropriate Director.

Director Nomination Process

With the resignation of Mr. Aliahmad and Mr. Khoury there currently are insufficient non-management Directors to constitute the Nominating Committee. The functions of the Nominating Committee currently are being carried out by the remaining Board of Directors. The function of the Nominating Committee is to periodically review with the Board the requisite skills and characteristics of new directors, if any, as well as the composition of the Board as a whole. The Nominating Committee makes an assessment of the suitability of candidates for election to the Board, taking into account business experience, independence, and character. The Committee has not, thus far, considered it appropriate to adopt specific, minimum objective criteria for director nominees. Shareholders may propose nominees for Board membership for consideration by the Nominating Committee by submitting the nominee’s name, biographical data and qualifications along with the consent of the proposed nominee to the Nominating Committee, Attention: Secretary at Senetek PLC, 831 Latour Court, Napa, CA 94558. Shareholders who wish to nominate candidates for election to the Board at the next annual meeting of shareholders must adhere to the dates and follow the procedures prescribed in the section entitled “Shareholder Proposals” in the Company’s Proxy Statement dated November 18, 2005 for its Annual General Meeting held December 22, 2005. The Nominating Committee will consider director candidates submitted by shareholders using the same criteria that it uses to select directors for non-shareholder nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Corporation.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of our officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2005, except as follows: Mr. Williams was late in reporting eight acquisition transactions (one in April 2005, two in August 2005, one in September 2005 and four in November 2005). Mr. Massino was late in reporting two acquisition transactions (one in April 2005 and one in December 2005). Mr. Andreas Tobler and Dr. Franklin Pass, former directors of the Company, were late in reporting one acquisition transaction each in April 2005. Messrs. Brad Holsworth and Wade Nichols, former executive officers of the Company, were late in reporting one acquisition transaction each in April 2005. Each of the late filings for acquisitions in April 2005 related to receipt of shares from the Company’s two deferred compensation plans in connection with their termination in December 2004. Mr. Massino’s late filing in December 2005 resulted from a financial printer’s failure to file electronically his Form 4 which was timely submitted to it for filing. All of the late Form 4 filings have been filed.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, Directors and consultants, and includes additional provisions specifically applicable to its chief executive officer and senior financial officers. A copy of this code of ethics can be found on the Company’s website at senetekplc.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11—EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Company’s Executive Officers at December 31, 2005 and those persons who served as Executive Officers during any portion of 2005.

Name and Principal Position	Fiscal Year	Annual Compensation		Long-Term Compensation		All Other Compensation
		Salary	Bonus	Options(1)
Frank Massino Chairman and Chief Executive Officer	2005 2004 2003	$319,000 319,000 319,000	$100,000 — —	— —		$59,943 24,847 24,847	(2) (2) (2)
Stewart Slade Vice President European Operations Acting Principal Finance Officer and Company Secretary	2005 2004 2003	— 51,492 122,580	— — —	— — —		125,618 109,797 9,133	(3) (3) (3)
Wade Nichols Executive Vice President, Corporate Development and General Counsel	2005 2004 2003	56,077 243,000 173,459				158,948 7,200 50,400	(4) (4) (4)
Brad Holsworth Chief Financial Officer	2005 2004 2003	120,961 185,000 150,455		— 25,000	(5)	22,051 6,000 2,000	(5) (5) (5)

(1)	Options entitle the grantee to purchase Ordinary shares from Senetek. There is no public trading market for our Ordinary shares, although there is a trading market in the United States for American Depositary Shares representing one Ordinary share each. Any conversion from Ordinary Shares into American Depositary Shares, evidenced by American Depositary Receipts, entails the grantee paying UK Inland Stamp Duty Reserve Tax at 1.5% on the deemed market value or, in certain cases, on the exercise price, of the shares so converted to the Inland Revenue, and a present fee of either $0.03 or $0.02 per Ordinary share converted into an American Depositary Share, to The Bank of New York, the US Depositary for such conversion. See “Employment Contracts, Termination of Employment and Change of Control Provisions.”
(2)	Car allowance of $1,000 per month. In 2005, paid out $47,943 for 280 hours of accrued but unused vacation.
(3)	Employment terminated April 30, 2004. Other compensation in 2004 includes payment for accrued but unused vacation and consulting fees for Mr. Slade of $109,797 in 2004 and $125,618 in 2005. See “Employment Contracts, Termination of Employment and Change of Control Provisions.”
(4)	Employment terminated March 31, 2005. Other compensation reflects consulting fees of $45,000 in 2003 prior to Mr. Nichols becoming an employee, car allowance of $600 per month during his employment from April 2003 through March 2005,and consulting fees of $31,850 in 2005 and payment of accumulated but unused vacation of 228 hours. See “Employment Contracts, Termination of Employment and Change of Control Provisions,”
(5)	Employment terminated in September 2005. Other compensation reflects consulting fees of $16,000 in 2003 prior to Mr. Holsworth becoming an employee, and car allowance of $500 per month during his employment from March 2003 through September 2005 and payment of accumulated, but unused vacation time of 157 hours. See “Employment Contracts, Termination of Employment and Change of Control Provisions”.

Employment Contracts, Termination of Employment and Change of Control Provisions

The Company has an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002 and January 1, 2003. The agreement as amended and restated effective January 1, 2003, which was approved by the Compensation Committee, provides for a perpetual three-year term and an annual salary of $319,000 per annum subject to discretionary increases by the Board of Directors from time to time. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. On April 6, 2006, the Board of Directors increased Mr. Massino’s base salary by 6.7% to $340,000 and awarded Mr. Massino an annual bonus for 2005 of $100,000, to be accrued by the Company in 2005.

Under the terms of the employment agreement, in the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined below), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. For purposes of the employment agreement with Mr. Massino, a “change of control” would include, among other events set forth in that agreement, (i) a sale, lease or transfer of all or substantially all of the Company’s assets, (ii) the adoption by the shareholders of the Company of a plan relating to the liquidation or dissolution of the Company, (iii) a merger or consolidation of the Company or any subsidiary thereof, following which shareholders of the Company immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation, (iv) an acquisition by an individual or group of more than 50% of the voting securities of the Company, and (v) a change in the Board of Directors that results in less than a majority of the Board being comprised of directors that have served on the Board of Directors for at least 12 months or who were approved by a majority of the Board at the time of their election or appointment.

On May 1, 2004 the Company entered into a consulting agreement with Mr. Slade pursuant to which Mr. Slade agreed to perform services related to the handling, development, evaluation, testing and regulatory compliance of the Company’s proprietary drug Invicorp and its proprietary automatic injection device Reliaject, including the timely handling of all aspects of inquiries by the United Kingdom Medicines and Healthcare Regulatory Agency (“MHRA”) concerning the Company’s named patient supply program (“NPSP”) of Invicorp 1 and 2, the sign-off of all shipments of Invicorp 1 and 2 under the NPSP, and assisting with information requests made by MHRA and prospective licensees or purchasers of Invicorp and/or Reliaject. The agreement provided for consulting fees at the rate of UK£ 5,000 per calendar month, payable monthly in arrears after invoicing by the consultant or, if the agreement continued beyond July 31, 2004, fees at the rate of UK£ 400 per day of Consulting Services provided. Mr. Slade was a consultant for European operations through September 2005 and acting CFO for the third quarter and continues to serve as the Company Secretary.

The Company had an employment agreement with Mr. Holsworth with an effective term commencing March 1, 2003 and ending April 30, 2005. The agreement provided for salary of $185,000 per annum and an automobile allowance of $500 per month. Under the agreement, Mr. Holsworth was eligible to participate in the Company’s management bonus plan and management was required to recommend that Mr. Holsworth be issued options to purchase 175,000 Ordinary shares under the No. 1 Plan. Mr. Holsworth subsequently agreed to surrender his claim for an award of these options in exchange for the payment of one week’s salary. In the event that Mr. Holsworth’s employment was terminated by the Company (other than for legal disability or cause, as defined in the agreement) or by Mr. Holsworth in the event of certain material breaches of the agreement by the Company, Mr. Holsworth would have become entitled to continued payment of his compensation, at the rate of compensation then in effect, for a period of 12 months following his termination. Mr. Holsworth resigned from the Company in September 2005.

The Company had an employment agreement with Mr. Nichols with an effective term commencing March 1, 2003 and ending February 28, 2005. The agreement provided for salary of $243,000 per annum and an automobile allowance of $600 per month. Under the agreement, Mr. Nichols was eligible to participate in the

Company’s management bonus plan and management was required to recommend that Mr. Nichols be issued options to purchase 150,000 Ordinary shares under the No. 1 Plan. On March 23, 2005 the Company and Mr. Nichols entered into an agreement pursuant to which his employment with the Company terminated effective as of March 31, 2005. This termination agreement provided, among other things, for continuation of Mr. Nichols’ salary (at its current rate) for a period of five months following his departure and for reimbursement of certain relocation costs in the amount of $7,000. In connection with entering into this termination agreement Mr. Nichols agreed to surrender his claim for an award of the above-described options to purchase 150,000 shares in exchange for the above considerations.

Effective April 1, 2005, the Company entered into a consulting agreement with Mr. Nichols pursuant to which Mr. Nichols agreed to perform services within the areas of his expertise as former General Counsel and Head of Corporate Development of the Company, as and if requested by the Company, for a fee of $200 per hour for work performed locally or $1,000 per day for any work requiring long-distance travel. The agreement is terminable by either party on thirty days notice.

Stock Option Plans

Prior to their expiration in December 2005, the Company had two shareholder-approved stock option plans pursuant to which the Company was authorized to issue options to purchase Ordinary Shares. The first plan authorized the grant of options to employees, including management Directors, of Senetek. The second plan authorized the grant of options to non-management (non-employee) Directors and to consultants. In both cases, the exercise price of these options could not be less than the fair market value of an American Depositary Share representing one Senetek Ordinary share on the date of grant. Both stock option plans expired in December 2005, but by their terms options previously granted and outstanding under the plans will remain outstanding and be exercisable according to their terms.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to executive management employees during or subsequent to calendar year 2005.

Aggregated Option Exercises During 2005 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-Ended 2005		Value of Unexercised In-the-Money Option at Fiscal Year-End 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
F. Massino	—	—	2,900,000	150,000	—	—
S. Slade	—	—	197,500	12,500	—	—
	—	—	—	—	—	—
	—	—		—	—	—

Compensation Committee Interlocks and Insider Participation

There currently are insufficient non-management Directors to constitute a Compensation Committee, and accordingly all of the positions on the Company’s chartered Compensation Committee are currently vacant. However, no past member of the Compensation Committee at any time was a current or former officer or employee of Senetek or any of its subsidiaries. No executive officer of Senetek served as a director or member of the compensation committee of another entity, one of whose executive officers served as a Director or as a member of the Company’s Compensation Committee. Coudert Brothers LLP, a law firm of which Mr. Williams, a former member of the Compensation Committee, was a partner, and Baker & McKenzie, a law firm of which Mr. Williams currently is a partner, performed legal services during 2005 and received legal fees. See Item 13, “Certain Relationship and Related Transactions”.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding Ordinary shares as of March 27, 2006 by each of Senetek’s Directors who is also a stockholder; (ii) our Chief Executive Officer; (iii) our other executive officers currently in office; (iv) all executive officers and Directors of Senetek as a group; and (v) each person believed by Senetek to own beneficially more than 5% of our outstanding Ordinary Shares. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(1)
Robert T. Tucker	5,016,323	(4)	7.6%
Frank J. Massino	3,254,276	(2)(3)	5.1%
Stewart Slade	214,000	(2)	*
Anthony Williams	501,182	(2)(3)	*
All Directors and Executive Officers as a group	3,969,458		6.1%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares, which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that currently are exercisable or will become exercisable within 60 days of March 27, 2006: Mr. Massino: 3,050,000; Mr. Slade: 210,000; and Mr. Williams 250,000.
(3)	Includes the following number of Ordinary shares that were issued in 2005 in connection with the Deferred Compensation Plans for non-management Directors to defer their $10,000 per annum stipend and for employees to defer up to ten percent of their base salary, which were terminated at December 31, 2004: Mr. Massino: 71,039; and Mr. Williams: 26,182.
(4)	Consists of ordinary shares and exercisable warrants to purchase Ordinary Shares owned by Silver Creek Investments Ltd., Bomoseen Investments Ltd., and Alba Limited as of March 27, 2006. According to an amended Schedule 13D dated September 11, 2003 Mr. Tucker reported beneficial ownership of the indicated securities solely as a result of the fact that he is a Director of each registered holder. Mr. Tucker disclaims any beneficial ownership interest in such securities and each of such holders disclaims beneficial ownership of the securities held of record by the others. Mr. Tucker’s business address is 17 Meadowlark Road, Rye Brook, New York 10573. On March 31, 2006, all of such exercisable warrants were cancelled and the Company issued new Series E Warrants to purchase 2,700,000 Ordinary shares to Wallington Investment Holdings Ltd., c/o Nomina Financial Services, Augustinergasse 21, Zurich, Switzerland, and new Series E Warrants to purchase 300,000 Ordinary shares to Alba Limited, c/o Robert T. Tucker, 17 Meadowlark Road, Rye Brook, New York 10573.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning in 2003, non-employee Directors received a quarterly $2,500 cash stipend. In February 2004, the Company established a Deferred Compensation Plan that allowed the Directors to receive their Directors’ stipend in stock to be issued following the end of the year or upon the Director’s departure from the Board. This Deferred Compensation Plan was terminated at the end of 2004 due to tax law changes affecting deferred compensation plans, and in January 2005 Mr. Williams was issued 26,182 Ordinary shares accrued for his account pursuant to the terminated plan.

In February 2004, the Company established a Deferred Compensation Plan that allowed the employees, including management Directors, to receive 10% of their semi-monthly base salary in stock to be issued following the end of the year or upon the employee’s departure from the Company. This Deferred Compensation Plan also was terminated at the end of 2004 due to tax law changes affecting deferred compensation plans, and in January 2005 Mr. Massino was issued 71,039 Ordinary shares accrued for his account pursuant to the terminated plan.

New non-management Directors historically have been granted an option to purchase 150,000 Ordinary shares upon joining the Board, although. There is no established policy requiring such grants. No options were granted to Directors in or subsequent to 2005 related to their Board duties, and as described in Item 11, “Stock Option Plans” above, the stock option plan under which non-management Directors had historically been granted options expired by its terms in December 2005. Inasmuch as Mr. Aliahmad and Mr. Khoury had not been granted stock options in connection with their service on the Board, in connection with their resignations on the Closing Date of the Repayment Agreement described under Item 7, “Subsequent Events” the Company paid to each of them $20,000, approximately the Black Scholes value of three-year stock options to purchase 150,000 Ordinary shares of the Company, and entered into agreements obligating the Company to indemnify them against any liabilities or costs of defense arising out of their Board of Directors service to the fullest extent permitted by law, as required by the Company’s Articles of Association.

Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brothers LLP, which law firms have rendered legal services to the Company. Legal fees paid to Baker & McKenzie and Coudert Brothers in 2005 aggregated $518,000.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark, the Chief Scientist for the Company, Total royalty expense related to Kinetin sales for 2005, 2004, and 2003 totaled $107,000, $104,000 and $163,000, respectively, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $50,000.

See also Item 11, “Executive Compensation—Employment Contracts”

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Macias Gini & Company LLP (“Macias Gini”) as independent accountants to examine the Company’s consolidated financial statements for the year ending December 31, 2005 and to render other professional services as required and appointed BDO Stoy Hayward as its independent accountants to examine the Company’s English accounts and reports.

Aggregate fees billed by our principal accountants, Macias Gini & Company LLP for 2005, by our principal accountants, BDO Seidman LLP (“BDO Seidman”), for 2005 and 2004, and by BDO Stoy Hayward for 2005 and 2004, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

Type of Service	2005 Macias Gini	2004 BDO
Audit Fees (1)	238,770	202,000
Other Audit-Related Fees (2)	—	23,000
Tax Fees (3)	61,890	96,000

Total	$300,660	$321,000

(1)	Audit Fees: This category includes fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other Audit Related Services. Services for special royalty audits.
(3)	Tax Fees: This category consists of fees for professional services rendered by BDO Seidman and BDO Stoy Hayward for United States and United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.

The Audit Committee established a policy governing the Company’s use of the Company’s auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In 2005, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees” and “Tax Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. The Audit Committee determined that the rendering of other professional services for audit related matters, tax compliance and tax advice was compatible with maintaining these firms maintaining their independence.

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

10.1	Senetek No. 1 Share Option Scheme for Employees.

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carmé International, Inc. a wholly owned subsidiary of Senetek PLC and Carmé Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

+10.3	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants.

Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.4	Deposit Agreement dated October 3, 2005 between Senetek PLC and The Bank of New York.

+10.14	Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F. J. Massino.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.16	Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.17	Securities Purchase Agreement (“Securities Purchase Agreement”) dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.18	Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.19	Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.20	Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.21	Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.22	Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.23	Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.24	Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.25	Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.26	Guaranty dated as of April 14,1999 executed by Senetek Drug Delivery Technologies Inc. and Carmé Cosmeceutical Sciences Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.27	Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.28	Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.30	Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.31	Form of Amended Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement.

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

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carmé Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carmé Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.75	Consulting Agreement with Stewart Slade dated May 1, 2004

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference

10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference

10.85

3rd Amendment to the Securities Purchase Agreement dated as of September 30, 2004 by and between the Company and the holders of the Company’s Senior Secured Notes, Series A Warrants and Series B Warrants

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.86	Letter Agreement dated September 30, 2004 by and between the Company and the holders of the Company’s Series D Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.87	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004

10.88	Forbearance Agreement between U.S. International Trading Corporation and Senetek PLC dated November 8, 2004

Filed as an exhibit to Registrant’s report on form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.

*10.89	License Agreement between the Company and Ferrosan A/S dated December 8, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference.

*10.90	Amended and restated agreement between Senetek PLC and Signet Laboratories dated as of January 1, 2005

+10.91	Severance agreement between the Company and Wade H. Nichols dated as of March 23, 2005.

+10.92	Consulting agreement between the Company and Wade H. Nichols dated as of April 1, 2005.

*10.93	License Agreement between Senetek PLC and pH Advantage, LLC dated as of April 30, 2005.

*10.94	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005

*10.95	License Agreement between Senetek PLC and Ofra Cosmetics dated as of September 15, 2005.

10.96	Second Amendment to Agreement on Cooperative Research and Development between Senetek PLC and Institute of Experimental Botany dated as of November 10, 2005.

*10.97	License Agreement between Senetek PLC and Plethora Solutions Limited dated as of February 16, 2006.

10.98	Agreement on Cooperative Research and Development between Senetek PLC and Dr. Efstanthios S. Gonos and Dr. Ioanna Chinou dated as of March 6, 2006

*10.99	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006.

10.100	Prepayment Agreement between Senetek PLC and the Holders of Senetek’s Senior Secured Notes and Warrants dated as of March 30, 2006.

10.101	Series E Warrant dated March 31, 2006 issued to Wallington Investment Holdings Ltd.

10.102	Series E Warrant dated March 31, 2006 issued to Alba Limited

10.103	Resignation and Indemnity Agreement between Senetek PLC and Rani Aliahmad dated as of March 31, 2006

10.104	Resignation and Indemnity Agreement between Senetek PLC and Michael Khoury dated as of March 31, 2006

10.105	Loan and Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006.

10.106	Intellectual Property Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006

10.107	Securities Account Control Agreement between Senetek PLC, U.S. Bank, N.A., SVB Asset Management and Silicon Valley Bank dated as of March 30, 2006.

21	Subsidiaries of Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, Macias Gini & Company LLP

23.2	Consent of Independent Registered Public Accounting Firm, BDO Seidman LLP

24	Power of Attorney. Included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been requested as to certain portions of those exhibits.
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 17th day of April 2006.

SENETEK PLC

By:	/s/ F. J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Frank J. Massino and William F. O’Kelly, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 17, 2006

/S/ W. F. O’KELLY Wiliam F. O’Kelly	Chief Financial Officer	April 17, 2006

/S/ A. WILLIAMS Anthony Williams	Vice Chairman of the Board, Director	April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheet of Senetek PLC and its subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. We have also audited the accompanying financial statement schedule. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules presents fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & COMPANY LLP
Macias Gini & Company LLP

Sacramento, California

April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ (deficit) equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index for 2004 and 2003. These financial statements and the schedule are the responsibility of Senetek PLC’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for 2004 and 2003.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Francisco, California

March 7, 2005, except for Note 15d, which is as of March 24, 2005

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets
Cash and Cash Equivalents	$1,553	$2,938
Short-Term Investments (Note 6)	1,634	1,584
Trade Receivables (net of allowance for doubtful accounts of $120,000 in 2005 and $80,000 in 2004) (Note 13)	1,207	1,094
Non-trade Receivables (net of provisions of -0- in 2005 and -0- in 2004)	22	121
Inventory (net of provision of $429,000 in 2005 and $404,000 in 2004) (Note 4)	109	218
Prepaids and Deposits	188	295

Total Current Assets	4,714	6,250
Property and Equipment—net (Note 5)	242	604
Intangibles	18	31
Asset Held for Sale (Note 5)	250	250
Goodwill (Note 2g)	1,308	1,308

Total Assets	$6,532	$8,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable (Note 16)	$466	$806
Accrued Liabilities (Note 7)	1,255	855
Deferred Revenue and License Fees (Note 2d)	797	802
Notes Payable – Current, net of discount of $1,103,000 in 2005 (Note 8)	2,186	—

Total Current Liabilities	4,704	2,463

Long-Term Liabilities
Notes Payable, net of discount of $1,648,000 in 2004 (Note 8)	0	1,641
Other Long-Term Liabilities (Note 15)	8	38
Deferred Revenue and License Fees (Note 2d)	4,855	5,662
Commitments, Contingencies and Subsequent Events (Notes 15 and 18)
Stockholders’ Deficit (Notes 9, 10 and 11)
Ordinary Shares (Note 15)
Authorized shares: $0.08 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2005 and 2004: 60,960,624 and 60,661,698	4,919	4,892
Share Premium	84,749	84,701
Accumulated Deficit	(92,725)	(90,986)
Accumulated Other Comprehensive Income—Currency Translation	22	32

Total Stockholders’ Deficit	(3,035)	(1,361)

Total Liabilities and Stockholders’ Deficit	$6,532	$8,443

See accompanying Notes to Consolidated Financial Statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004	2003
	($ in thousands, except for per share data)
Revenue (Note 3)
Royalties and Licensing Fees	$5,719	$7,118	$4,240
Product Sales	152	432	3,986

Total Revenue	5,871	7,550	8,226

Cost of Sales
Royalties and Licensing (Note 16)	720	715	404
Products	156	341	997

Total Cost of Sales	876	1,056	1,401

Gross Profit	4,995	6,494	6,825

Operating Expenses:
Research and Development	1,435	1,504	1,560
Administration, Sales and Marketing (Note 16)	4,621	5,115	6,301
Impairment Charges (Note 5)	—	—	2,451

Total Operating Expenses	6,056	6,619	10,312

Loss from Operations	(1,061)	(125)	(3,487)
Interest Income	94	35	12
Other Income (Expense) net	4	171	(9)
Interest Expense (including amortization of discount) (Note 8)	(825)	(930)	(1,584)

Loss from Continuing Operations Before Income Taxes	(1,788)	(849)	(5,068)
Provision for Income Taxes (Note 12)	(84)	(13)	—

Loss from Continuing Operations	(1,872)	(862)	(5,068)

Discontinued Operations (Note 13):
Gain on Sale of Operations	111	1,000	—
Interest on Sale of Operations	22	—	—
Interest Income	—	435	113
Royalties and Licensing Fees	—	—	(39)
Provision for Income Taxes	—	(7)	0

Income from Discontinued Operations	133	1,428	74

Net Income (Loss)	$(1,739)	$566	$(4,994)

Earnings per Share:
Basic and Diluted Income (Loss) from Continuing Operations	$(.03)	$(.01)	$(.09)
Basic and Diluted Income from Discontinued Operations	.00	.02	—

Basic and Diluted Income (Loss)	$(.03)	$.01	$(.09)

Weighted Average Basic Ordinary Shares Outstanding	60,913	60,108	59,052
Weighted Average Diluted Ordinary Shares Outstanding	60,913	60,108	59,052

See accompanying Notes to Consolidated Financial Statements.

SENETEK PLC

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY/ (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

($ in thousands except for share date)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income-Currency Translation	Net Stockholders’ Equity/(Deficit)
Balances, January 1, 2003:	59,052,153	$4,763	$82,125	$(86,558)	$49	$379
Options Exercised				—	—
Stock Based Compensation-Fair Value of Options	—	—	41	—	—	41
Warrants Issued for Debt Refinancing	—	—	1,640	—	—	1,640
Comprehensive (Loss) Income
Net Loss	—	—	—	(4,994)	—	(4,994)
Translation Gain	—	—	—	—	5	5

Total Comprehensive (Loss) Income	—	—	—	(4,994)	5	(4,989)

Balances December 31, 2003:	59,052,153	4,763	83,806	(91,552)	54	(2,929)
Stock Based Compensation-Fair Value of Options	—	—	29	—	—	29
Proceeds from Warrant Exercise	1,609,545	129	499	—	—	628
Fair value of Warrant Modification Related to Debt Refinancing	—	—	367	—	—	367
Comprehensive Income (Loss):
Net Income	—	—	—	566	—	566
Translation Loss, Net of Tax	—	—	—	—	(22)	(22)

Total Comprehensive Income (Loss)	—	—	—	566	(22)	544

Balances December 31, 2004	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)
Stock Based Compensation-Fair Value of Options			3			3
Proceeds from Stock Issued in connection with Deferred Compensation Plan	298,926	27	45			72
Comprehensive Income (loss):
Net Income				(1,739)		(1,739)
Translation Loss, Net of tax					(10)	(10)

Total Comprehensive Income (Loss)		—	—	(1,739)	(10)	(1,749)

Balances December 31, 2005	60,960,624	4,919	84,749	(92,725)	22	(3,035)

See accompanying Notes to Consolidated Financial Statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,739)	$566	$(4,994)
Gain from sale of discontinued operations	(111)	(1,000)	—
Income from discontinued operations	(22)	(428)	(74)

Loss from continuing operations	(1,872)	(862)	(5,068)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	150	137	129
Impairment charges	—	—	2,451
Bad Debt and inventory reserves	64	119	248
Stock based compensation	3	29	41
Stock issued for deferred compensation	72	—	—
Warrants issued as interest for debt refinancing	—	—	193
Amortization of discount on notes payable	545	515	770
Write down on fixed asset disposals	225	—	—
Changes in Assets and Liabilities:
Trade receivables	(153)	(469)	641
Non-trade receivables	99	(99)	5
Inventory	84	84	(216)
Prepaids and deposits	107	9	(193)
Accounts payable and accrued liabilities	60	(314)	402
Deferred revenue and license fees	(812)	4,045	626

Net Cash Provided (Used) by Continuing Operations	(1,428)	3,194	29
Net Cash Provided by Discontinued Operations	22	428	202

Net Cash Provided (Used) by Operating Activities	(1,406)	3,622	231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Discontinued Operations	111	1,000	—
Purchase of Property and Equipment	—	(263)	(91)
Purchase of short-term investments	(50)	(1,584)	—

Net Cash Provided (Used) by Investing Activities	61	(847)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on debt	(30)	(1,630)	(2,530)
Exercise of warrants	—	628	—

Net Cash Used by Financing Activities	(30)	(1,002)	(2,530)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,375)	1,773	(2,390)
Cash and Cash Equivalents at the Beginning of the year	2,938	1,187	3,572
Effects of Exchange Rate Changes on Cash	(10)	(22)	5

Cash and Cash Equivalents at the End of the Year	$1,553	$2,938	$1,187

Supplemental disclosures of cash flow information
Interest	$280	$415	$537
Income Taxes	84	20	163

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

In March 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

See accompanying Notes to Consolidated Financial Statements

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SDDT”), Senetek Asia (HK) Limited and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carmé Cosmeceutical Sciences Inc.” (“CCSI”), a Delaware corporation acquired by Senetek in 1995.

Senetek is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (the “Skincare Segment”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (the “Pharmaceutical Segment”).

In 1999, Senetek began implementing a program to build a high-margin revenue stream with satisfactory and replicable profitability by focusing its resources on completing development and marketing approvals of core biopharmaceuticals and drug delivery technology and building a global, royalty-based distribution system across all channels of trade for our core skincare technology. As an adjunct to this program, we have out-licensed the development and marketing of our non-core biopharmaceutical and consumer products and outsourced manufacturing.

Senetek also granted a license to a third party to sell monoclonal antibodies purchased from outside suppliers for research into diagnostic procedures for Alzheimer’s disease and other cell lines for research purposes.

On December 31, 2002, Senetek closed a transaction in which U.S. International Trading Corporation (“USITC”) purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carmé Inc. We had licensed these product lines to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. See Note 13 for additional information.

Subsidiary Undertakings

SDDT (formerly named MEIS Corporation) was incorporated in the State of Delaware in December 1993. Its main activity is the development, production and distribution of the auto-injector systems for use with our erectile dysfunction compound. See Note 18,”Subsequent Events—Sale of Reliaject Assets,” for information concerning disposition of these assets.

CCSI (formerly named Carmé International, Inc.) was incorporated in the State of Delaware in June 1995. Its main activity is the ownership of a purchase money note of USITC and certain assets classified as goodwill related to the Skincare Segment.

Senetek Asia (HK) Limited was incorporated in Hong Kong in March 2001. It is presently dormant but its main activity will be to promote Senetek’s business in Asia.

Senetek Denmark Aps was incorporated in Denmark in October 2004. Its main activity is research and development related to the Skincare Segment.

2.	Principal Accounting Policies

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries, CCSI, SDDT, Senetek Asia (HK) Limited and Senetek Denmark ApS. All significant inter-company

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in Senetek’s financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debt, return reserves, the determination of fair value of stock awards for purposes of the pro forma disclosures under “Stock Compensation Expense”, realizability of deferred tax assets, impairment of long lived assets, and goodwill valuation.

See Note 5 for a detailed description of the Asset Impairment Charge recorded by the Company during the fourth quarter of 2003.

(c) Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, we consider any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2005, the Company held $2,950,000 in bank balances in excess of the insurance limits.

(d) Revenue, Deferred Revenues and Accounts Receivable

Revenue from the sale of the Company’s skincare products and named patient sales of Invicorp is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Remittances received from our marketer, Signet, on its sales of monoclonal antibodies are recognized based upon a percentage of actual Signet sales pursuant to the contract terms. After the contract was amended in April 2004, Senetek shares in a greater percentage of the sales made by Signet up to $2 million and a lower percentage of Signet sales in excess of $2 million. Upfront license fees received from the licensing of manufacturing and distribution rights for our skincare products are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the percentage due on products estimated to have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Historically, license revenue has not differed significantly from management’s estimates. Estimates are adjusted to reflect actual results within one quarter of product shipment.

In May 2004, the Company entered into two agreements with Valeant Pharmaceuticals International (“Valeant”). Under these agreements, Valeant was granted the right to enter into an exclusive world wide license for Zeatin (or another proprietary compound if clinical testing of Zeatin showed its commercialization was not feasible) on substantially the same commercial terms as the Company’s license with Valeant for its Kinetin products, and the license agreement for Valeant’s Kinetin products was amended to extend its term, expand its

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reach to additional channels of trade, and provide for a royalty reduction of $250,000 per quarter beginning in 2005 to support Valeant’s planned increases in promotional support for the brand as it exploits these additional markets and channels of trade. In conjunction with the agreement, the Company received $5 million and is amortizing this amount into income over an 8 year period at a quarterly rate of $156,250. As of December 31, 2005, $625,000 of this is included in short-term deferred revenue and $3,750,000 in long term deferred revenue. The remaining current and long term portion of deferred revenue and license fees at December 31, 2005 relates to a prepaid license fee received from Revlon in fiscal year 2000 which is amortized at the rate of approximately $172,000 per year over the remaining life of the agreement. In July 2005, Valeant exercised its option to obtain an exclusive global license for Zeatin in all classes of trade, and its Kinetin license agreement was amended to grant such license for Zeatin and Valeant’s rights to Kinetin were similarly broadened, subject to the terms of Senetek’s existing Kinetin licenses, which Senetek undertook not to expand or renew. In return, Senetek is contractually entitled to receive royalties on Valeant’s net sales of Zeatin products at the same rate as is applicable to net sales of Kinetin products and Valeant guarantees combined minimum royalties from sales of Zeatin and Kinetin products of $6 million in 2006, $7 million in 2007 and $8 million in each of 2008, 2009 and 2010, payable quarterly, subject to the above $250,000 quarterly credit.

Accounts receivable are uncollateralized customer obligations due under normal trade terms and under the terms of respective license agreements. The terms of most license agreements require quarterly royalty payments due 30 days after the quarter end. We perform continuing credit evaluations of our customers’ financial condition.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2005 is adequate.

(e) Inventories and Inventory Reserves

Inventories, constituting of finished goods, raw materials and work-in-progress are stated at the lower of cost or market value. Cost is determined using the average costing method.

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

(g) Goodwill

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business (Carmé), was amortized over the period of expected benefit of 15 years. However, effective January 1,

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

(h) Impairment of Long-Lived Assets

We review the carrying value of the Company’s property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. See Note 5.

(i) Research and Development

Expenditures for research and development are expensed as incurred.

(j) Foreign Exchange

All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average monthly exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. The functional currency of our United Kingdom and Denmark operations is the Pound Sterling and Danish Krone.

(k) Calculation of the Number of Shares and Net Income (Loss) per Share

Earnings (loss) per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of Ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computation.

	December 31,
	2005	2004	2003
	(in thousands)
Numerator:
Loss from continuing operations	$(1,872)	$(862)	$(5,068)
Income from discontinued operations (Note 13)	133	1,428	74

Net Income (Loss)	$(1,739)	$566	$(4,994)

Denominator:
Basic weighted average Ordinary Shares outstanding	60,913	60,108	59,052
Stock options “in the money” calculated using Treasury Stock Method	—	—	—

Diluted weighted average Ordinary Shares outstanding	60,913	60,108	59,052

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and Warrants to purchase stock and shares issuable upon the conversion of debt to stock, totaling 18,984,001, 20,316,001, and 18,083,000 were outstanding at December 31, 2005, 2004 and 2003 but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(l) Financial Instruments

The carrying values of cash, receivables and current liabilities approximate their fair values due to the short-term nature of these items. The estimated fair values of our long term notes payable at December 31, 2005 and 2004 are approximately $2,700,000 and $2,300,000. The carrying values of these notes at December 31, 2005 and 2004 are $2,186,000 and $1,641,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. See Note 18, “Subsequent Events”, for additional information regarding these notes.

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

(n) Stock Compensation Expense

Senetek currently accounts for its stock-based plans under Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” and provides pro forma disclosures for the compensation expense determined under the fair value provisions of SFAS No. 123. Under APB No. 25, since the exercise price of Senetek’s employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Senetek had accounted for its employee stock options granted subsequent to January 28, 1995 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk free interest rate	4.5%	4.0%	4.0%
Expected dividend yield	0%	0%	0%
Expected stock volatility	81%	83%	83%
Expected life of options	7.0 years	7.0 years	7.0 years

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. For purposes of SFAS No. 123’s disclosure requirements, the amended Employee Stock Purchase plan is considered a compensatory plan. Senetek pro forma information follows (in thousands, except for per share information):

	Years ended December 31,
	2005	2004	2003
Net income (loss) as reported(1)	$(1,739)	$566	$(4.994)
Subtract Stock based compensation excluded from reported net income (loss), net of tax effects	(231)	(502)	(615)

Pro forma net income (loss)	$(1,970)	$64	$(5,609)

Basic and diluted income (loss) per common share as reported	$(0.03)	$0.01	$(0.09)
Pro forma basic and diluted income (loss) per common share	$(0.03)	$0.00	$(0.10)

(1)	No stock based compensation for employees was included in the net income (loss) for any period.

The weighted-average fair values of options granted during fiscal years 2004 and 2003 were $0.69 and $0.41, respectively. No options were granted in 2005.

(o) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. Advertising costs in 2005 amounted to $59,000 and were incurred in connection with press release, website support, and an email campaign. During the year ended December 31, 2003, the Company incurred advertising and related costs of $292,000 related to the development and airing of its direct response infomercial. No advertising costs were incurred in 2004.

(p) Recent accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004, “Share-Based Payment” (“SFAS 123R”) which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes APB Opinion No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in our consolidated statements of operations. Senetek is required to adopt SFAS 123R, and is adopting it, starting in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company has not finalized what, if any, changes may be made to its equity compensation programs in light of the accounting change, and therefore, is not yet in a position to quantify its impact. The Company expects to announce the estimated impact in connection with reporting its first quarter 2006 financial results. The impact on Senetek’s Consolidated Statements of Operations cannot be estimated at this time. The impact will be contingent upon many factors including, but not limited to, the market value of our common stock on the date future options are granted, as well as, common stock price volatility, cancellations and forfeitures of existing options.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. The relevant interpretive guidance of SAB 107 will be applied in connection with our implementation and adoption of SFAS 123R.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

(r) Reclassifications

Certain reclassifications have been made to the fiscal 2004 balances to conform to the 2005 presentation. Senetek reported intangibles separately on its 2005 Consolidated Balance Sheet.

3.	Concentration of Risk

Our customers are principally in the United States. Four customers in our skincare segment and one customer in our pharmaceutical segment accounted for approximately 51%, 2%, 12%, 11% and 18% of our net revenues and 57%, 2%, 0%, 8% 23% of receivables in 2005. The same customers were 27%, 21%, 16%, 12% and 17% of our net revenue in 2004 and 55%, 0%, 10%, 20%, and 11% in 2003. There is a significant concentration of credit risk with respect to these customers.

4.	Inventory

Inventory is valued at the lower of cost or market. Net inventory presented is after $78,000 in finished goods and $85,000 in raw material reserves.

	December 31, 2005	December 31, 2004
	($ in thousands)
Finished Goods	$32	$125
Raw Materials	77	93

	$109	$218

5.	Property and Equipment and Assets Held for Sale

Property and equipment and asset held for sale are summarized as follows:

	December 31, 2005	December 31, 2004
	($ in thousands)
Cost:
Office Furniture, Fixtures and Plant Equipment	$315	$1,442
Laboratory Equipment	346	485
Leasehold Improvements	99	938

	760	2,865

Accumulated depreciation:
Office Furniture, Fixtures and Plant Equipment	255	1,341
Laboratory equipment	248	363
Leasehold Improvements	15	557

	518	2,261

Net Carrying Value	$242	$604

Asset Held for Sale (1)	$250	$250

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	During the 4th quarter of 2003, the Company determined, in accordance with SFAS No. 144 “Accounting for the Impairment of Long Lived Assets”, that the specialized drug delivery equipment known as Reliaject, which was never completely finished or placed in service, was impaired because the carrying value of the equipment was greater than the estimated fair value of $250,000. In making the decision to dispose of the Reliaject, the Company considered the history of the Reliaject, current alternatives for the equipment, status of ongoing negotiations with possible acquirers, internal expertise for the specialized equipment, and financial condition of the Company. As a result, an impairment charge of $2,451,000 was recorded against the pharmaceutical segment. At December 31, 2005 and 2004, the asset was separately classified on the balance sheet as “Held for Sale”. The fair value of the asset was written down to a minimum value that would be expected to be received excluding any future payments that the Company might receive and are not contingent upon future product sales, regulatory approval and other operational issues that the purchaser will likely need to resolve. See Note 18, “Subsequent Events—Sale of Reliaject Assets”, for information with respect to the disposition of these assets.

6.	Short-Term Investments:

Short-term investments represent certificate of deposits with various financial institutions totaling $1,634,000 at December 31, 2005. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At December 31, 2005 the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

7.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2005	December 31, 2004
	($ in thousands)
Accrued Salaries and Benefits	$265	$302
Legal and Professional Fees	365	149
Audit and Accountancy Fees	377	190
Accrued Rent	—	136
Other Liabilities and Accruals	248	78

	$1,255	$855

8.	Notes Payable

In April 1999, we issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants to purchase an aggregate of 3 million ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share, respectively. The Series A, B and C warrants originally expired 10 years from the date of issuance, April 2009. The estimated fair value of the warrants was recorded as notes payable discount and is being amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001, under an amendment to the Securities Purchase Agreement the maturity of these notes was extended to April 2004 and the price reduced to $1.25 per share. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants as detailed below. As of December 31, 2005, the remaining unpaid principal balance of $3,289,000 bears interest at 8.5% and is due April 1, 2007. The

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes require semi-annual payment of interest only until maturity and are secured by all assets of the Company. Interest may be paid in cash or in Ordinary shares of Senetek. See Note 18, “Subsequent Events—Retirement of Senior Notes and Outstanding Warrants” and “Subsequent Events—Revolving Credit Agreement”, for information concerning the prepayment and retirement of these notes and the execution of and borrowing of funds under a new revolving credit agreement.

September 2003 Refinancing

On September 4, 2003, the Company amended its Notes Payable agreement and concurrently made a principal payment of $2.5 million, issued 4.5 million Series D warrants and extended the maturity date of the notes until April 2007. The interest rate was 8.5% until April 1, 2004 when it was scheduled to increases to 9.75% until maturity. The fair value of the 4.5 million Series D warrants issued with an exercise price of $0.40 per share was treated as additional notes payable discount and is being amortized as interest expense until April 2007. The fair value of these warrants was calculated using the Black Scholes Model and was estimated at $1,447,000, until maturity of the note in April 2007. As of December 31, 2003, the unamortized discount on the notes payable was $1,795,000. The effective interest rate under the modified terms of the note, factoring in the value of the warrants as calculated under the Black Scholes Model, is approximately 31%. The fair value of the 600,000 warrants issued to financial advisors in the transaction with an exercise price of $0.40 to $0.62 per share, was calculated at $193,000 using the Black Scholes Model and was treated as additional interest expense in 2003, the period of issuance. The fair value of warrants issued in connection with the debt refinancing was calculated under the Black Scholes Model using a volatility of 83%, risk free rate of return of 4%, and a seven year expected life.

September 2004 Refinancing

On September 30, 2004, the Company successfully completed the restructuring of its senior secured notes and warrant. The agreement required a $1.6 million principal prepayment, which was paid on September 30, 2004, with no further principal payments due until maturity in April 2007. The interest rate on the notes will remain at 8.5% through the term of the loan. The remaining $3.3 million principal amount of notes became exchangeable, at the election of the holders of the notes, for Senetek Ordinary shares at an exchange value of $0.80 per share subject to adjustments for stock splits and similar events. The Series A and B warrants’ expiration date was extended to March 2011. In addition, the Series B Warrants were amended to provide that the exercise price on up to approximately 2.65 million Series B Warrants would be reduced from $1.25 to $0.50, on a pro rata basis, when, if and as portions of the Notes are exchanged for Ordinary shares or repaid or immediately prior to the acquisition by a third party of all of the outstanding Ordinary shares or all or substantially all of the assets of the Company. The Company is required to account for the transaction as a modification and not a debt extinguishment. As such, the fair value of the modification to the Series A and B warrants was calculated at $367,000 with the amount being added to the notes payable discount. The fair value of the warrant modification was calculated using the Black Scholes Model using a volatility of 83%, risk free rate of return of 4% and a seven year expected life. As of December 31, 2005, the total remaining unamortized discount is $1,103,000 and will be amortized as interest expense using the effective interest rate method over the time to maturity. The effective interest rate under the modified terms of the note, factoring in the change to the warrants as calculated by the Black Scholes Model, is approximately 42%.

The amortization of the discount on the notes amounted to $545,000, $515,000, and $770,000 for the years ended December 31, 2005, 2004, and 2003.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual payments mature as follows:

Minimum Annual Payment
Year ending December 31,
2006	$3,289,000
2007	—

$3,289,000

See Note 18, “Subsequent Events—Retirement of Senior Notes and Outstanding Warrants” and “Subsequent Events—Revolving Credit Agreement”, for information concerning the prepayment and retirement of these notes and the execution and borrowing of funds under a new revolving credit agreement.

9.	Stock Option Plan

In December 1985, we adopted a share option plan (the “No. 1 Plan”) for employees with shareholder approval. Under the No. 1 Plan, options to purchase Ordinary shares were granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an Ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000. During 2005 no options were issued under the No. 1 plan prior to its termination in December 2005 and the No. 1 Plan expired by its terms in December 2005.

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2005:

	Shares Available For Grant		Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2003	13,225		4,079,875	$1.35
Forfeited/Cancelled	176,250		(176,250)	1.20
Granted	(42,500)		42,500	0.41

Balance at December 31, 2003	146,975		3,946,125	1.39
Forfeited/Cancelled	66,625		(66,625)	1. 22

Balance at December 31, 2004	213,600		3,879,500	1.39
Forfeited/Cancelled	355,000		(355,000)	2.11
Cancelled due to Plan Termination	568,600			0

Balance at December 31, 2005	—	(1)	3,524,500	$1.32

(1)	Upon termination of the No.1 Plan in December 2005 options may no longer be issued under such plan.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 1 Plan options outstanding at December 31, 2005.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Exercise Price of Exercisable Options
$0.41–$0.55	327,500	4.05	$0.54	313,500	$0.54
$1.00–$1.75	3,087,000	1.73	1.38	2,900,750	1.40
$2.00–$2.03	110,000.85		2.00	110,000	2.00

$0.41–$2.03	3,524,500	1.92	$1.32	3,324,250	$1.20

Not included in the above are options granted to Directors and certain employees outside the No. 1 Plan. As of December 31, 2003 there were 200,000 options outstanding with an exercise price of $1.50. During 2004 these options expired.

In May 1987, we adopted a share option plan (“the No. 2 Plan”) for Non-Executive Directors and Consultants with shareholder approval. Under the No. 2 Plan, options to purchase Ordinary shares were granted by the Board of Directors, subject to the exercise price being not less than the market value of an Ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. In 1997, shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000. During 2005 no options were issued under the No.2 Plan prior to its termination in December 2005 and the No. 2 Plan expired by its terms in December 2005.

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2005:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2003	1,166,025	2,372,000	$1.54
Granted	(825,000)	825,000	.55
Forfeited/Cancelled	755,000	(755,000)	1.51

Balance at December 31, 2003	1,096,025	2,442,000	1.21
Granted	(150,000)	150,000	.69
Forfeited/Cancelled	150,000	(150,000)	1.15

Balance at December 31, 2004	1,096,025	2,442,000	1.18
Forfeited/Cancelled	917,000	(917,000)	1.39
Cancelled due to Plan Termination	(2,013,025)		0

Balance at December 31, 2005	— (1)	1,525,000	$1.06

(1)	Upon termination of the No.2 Plan in December 2005 options may no longer be issued under such plan.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 2 Plan for non-executive Directors and consultants’ options outstanding at December 31, 2005.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.65	650,000	4.73	$0.56	650,000	$0.56
$1.00–$1.88	875,000	1.79	1.43	875,000	1.43

$ .41–$1.88	1,525,000	3.04	$1.06	1,525,000	$1.18

Not included in the above are options granted to non-executive Directors and consultants outside the No. 2 Plan under the general powers granted to the Directors for the allotment of equity securities, approved at the Annual General Meeting of the Company held on May 16, 1997. As of December 31, 2004 there were 60,000 options outstanding with an exercise price of $1.50. During 2005, these options were forfeited.

Although the No.1 Plan and the No. 2 Plan have expired, the Company is authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives, such as stock options or restricted stock, outside of shareholder-approved plans, by action of its Board of Directors, and may do so in the future.

10.	Stock Compensation Expense

Under U.S. Generally Accepted Accounting Principles, we apply APB No. 25 and related interpretations in accounting for our option plans. No expense was recorded in 2005, 2004 or 2003 related to stock options issued to employees.

We recognized $3,000, $29,000 and $41,000 during the years ended December 31, 2005, 2004, and 2003, respectively in general and administrative expense plus an additional $193,000 recorded in interest expense in 2003. These amounts related to all stock options and warrants awarded to non-employee Directors and consultants in exchange for consulting services based upon remeasurements of fair value of the awards through the date at which performance is completed which were estimated, using the Black Scholes option pricing model with the following assumptions:

Dividend yield of nil, volatility of: 2005—81%, (2004—83%; 2003—83%), risk free investment rate of 4.5% (2004:4%; 2003:4%) and an expected life of 7 years for 2005, 2004, and 2003.

11.	Stockholders Equity

The following warrants were issued and amended in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and the refinancings in September 2003 and 2004, and are outstanding at December 31, 2005:

Warrant Type	Warrants Issued and unexercised	Exercise Price $		Expiration Date
Series A	3,000,000	$1.00		March 2011
Series B	683,333	1.25		March 2011
Series B	2,650,000	0.50	(1)	March 2011
Series D	3,390,455	0.40		March 2011
General	100,000	0.62		September 2009

	9,823,788

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The warrants referred to above entitled the holders to purchase Ordinary shares convertible into American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants was made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. During 2004, 1,609,545 of Series D warrants were exercised at $.40 per share.

(1)	The exercise price on approximately 2.65 million Series B Warrants was adjustable from $1.25 to $0.50, on a pro rata basis, when, if and as portions of the Company’s Senior Notes were exchanged for Ordinary shares or repaid or immediately prior to the acquisition by a third party of all of the outstanding Ordinary shares or all or substantially all of the assets of the Company. See Note 18, “Subsequent Events—Retirement of Senior Notes and Outstanding Warrants” and “Subsequent Events—Revolving Credit Agreement”, for information concerning the prepayment and retirement of these notes and the execution of and borrowing of funds under a new revolving credit agreement.

12.	Taxation

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

	Years ended December 31,
	2005	2004	2003
	($ thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US Income (Loss)	$(568)	$1,526	$(3,007)
Foreign (Loss)	(1,087)	(940)	(1,987)

Income tax expense is comprised of the following:

	December 31
	2005	2004	2003
	($ thousands)
Current state taxes-continuing operations	$15	$7	$2
Current federal taxes continuing operations	69	6	(2)

Total Tax Continuing Operations	$84	$13	$—

Current state taxes-discontinued operations	$—	$—	$—
Current federal taxes – discontinued operations	—	7	—

Total Tax Discontinued Operations	$—	$7	$—

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income loss from continuing operations as a result of the following:

	2005	2004	2003
Computed expected tax expense (benefit)	(34)%	(34)%	(34)%
Permanent differences	13	22	7
Utilization of tax loss carryforward	—	—	—
Timing differences and losses for which no benefit has been recognized	32	20	37
State tax benefit, net of federal income tax benefit	(6)	(6)	(3)
Foreign taxes (benefit)	—	—	(7)

Total tax expense-continuing operations	5%	2%	—%

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets are comprised of the following:

	December 31
	2005	2004
	($ Thousands)
Net operating loss carry forwards	$27,347	$28,604
Reserves and accruals	3,112	1,829
Tax Credits	206	206
Other	736	734

Gross Deferred Tax Asset	31,401	31,373
Valuation Allowance	(31,401)	(31,373)

Net Deferred Tax Asset	$—	$—

Provisional tax losses available to us in the United Kingdom are estimated to be approximately $52,429.00 (£30,468,000) at the end of fiscal year 2005. The deferred tax asset value of these losses is approximately $16,515,000 but no benefit has been recognized in the financial statements, as the benefit is offset by an equal valuation allowance, because as of December 31, 2005, we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. The United Kingdom tax-loss carry forwards are available indefinitely against profits from the same trade carried on in the United Kingdom. The United Kingdom tax loss carryforwards could be limited if there was a greater than 50% charge in ownership in any three year period.

Our federal provisional tax losses available in the U.S. are estimated to be approximately $30,549,000 at the end of fiscal year 2005. The deferred tax asset value of these losses is approximately $10,387,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance because as of December 31, 2005 we did not consider it more likely than not that the Company would generate taxable income to utilize such tax loss carry forward. Federal net operating losses expire at varying dates from 2008 through 2024. California net operating losses are estimated to be approximately $7,620,000. The resulting deferred tax asset from California net operating losses is approximately $445,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2006 through 2014. Available Federal and State operating losses could be limited if there was a greater than 50% change in ownership in any three year period. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $28,000 and $3,429,000 respectively.

13.	Discontinued Operations

On December 31, 2002, we closed a transaction in which USITC purchased our rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by us in our 1995 acquisition of Carmé Inc. (referred to hereafter as the intellectual property) for $400,000 cash, a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 and the application of a deposit of $100,000 made by USITC in 1999 towards the agreed-upon purchase price of $2.8 million. Delivery of the intellectual property, which had no carrying value, was made on December 31, 2002, concurrent with the receipt of $400,000 cash from USITC and the recording of title transfers by the Patent and Trademark Office.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously unamortized portion of the $100,000 deposit made by USITC will be deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations.

During 2003 only $113,000 was paid and as of July 2004 only $188,000 had been paid by USITC, all of which was allocated to interest under the terms of the note. As a result of USITC’s noncompliance with the note agreement, the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $240,000 from August through November 2004 and in December received $1,120,000 in cash together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During 2004, $435,000 of the payments was classified as interest income and $1 million was classified as a Gain on Sale of Operation. In 2005, Senetek received $133,000 in payments comprised of $111,000 in principal and $22,000 in interest. USITC is current in its payments under this note.

We had licensed the intellectual property to USITC since 1999, and USITC made the purchase under a purchase option provided for in the license agreement. The purchase and sale agreement, among other things, terminated the 1999 license agreement. Other than the 1999 license agreement and the Du Barry product line license agreement, there are no material existing relationships between USITC and Senetek. As of December 31, 2005 and 2004, USITC owes Senetek $105,000 and $70,000 related to minimum Du Barry royalties. The Company has established a reserve of 100% of the royalties due.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the exception of $400,000 of legal expenses allocated to skincare in 2004 and $403,000 of sales and marketing expenses incurred in 2003 related to the development of our own skincare product line, Kinetin Plus, the Administration, Sales and Marketing expenses are allocated equally to each business segment.

INDUSTRY SEGMENTS	2005	2004	2003
	($ thousands)
Net Revenues
Pharmaceuticals	$1,107	$1,348	$953
Skincare	4,764	6,202	7,273

Net Revenues for reportable segments and consolidated net sales	$5,871	$7,550	$8,226

Operating (loss) income
Pharmaceuticals	$(2,077)	$(2,500)	$(5,679)
Skincare	1,016	2,375	2,192

Total Operating Loss from Continuing Operations for Reportable Segments	$(1,061)	$(125)	$(3,487)

Pharmaceuticals:
Operating Loss	$(2,077)	$(2,500)	$(5,679)
Interest Expense	(825)	(930)	(1,584)
Other Expense, Net	—	171	—

Loss From Continuing Operations	$(2,902)	$(3,259)	$(7,263)

Skincare:
Operating Profit	$1,016	$2,375	$2,192
Interest Income	98	35	3
Provision for Income Taxes	(84)	(13)	—

Income From Continuing Operations	1,030	2,397	2,195

Loss From Continuing Operations Available to Ordinary shareholders for reportable segments	(1,872)	(862)	(5,068)
Income from Discontinued Operations-Skincare	133	1,428	74

Net Income (loss)	$(1,739)	$566	$(4,994)

Assets:
Pharmaceuticals	$261	$452	$337
Skincare	6,271	7,991	4,290

Total Consolidated Assets	$6,532	$8,443	$4,627

Capital Expenditures:
Pharmaceuticals	$—	$8	$45
Skincare	11	255	46

Total consolidated capital expenditures	$11	$263	$91

Depreciation and Amortization:
Pharmaceuticals	$69	$69	$64
Skincare	81	68	65

Total Consolidated Depreciation and Amortization (1)	$150	$137	$129

(1)	Excludes amortization of notes payable discount which is included in interest expense.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Areas	2005	2004	2003
	($ thousands)
Net Revenues-Continuing Operations
United States	$4,831	$4,486	$7,055
Japan	97	1,605	—
United Kingdom	750	26	28
Other foreign countries	193	1433	1,143

Total Consolidated	$5,871	$7,550	$8,226

Long Lived Assets
United States	$1,631	$1,923	$2,068
United Kingdom and Denmark	187	270	—

	$1,818	$2,193	$2,068

Our registered office is located in the United Kingdom. The majority of our employees are based in the United States from where we liase with the U.S. investing public and from where the primary sales and development of the skincare activities are directed.

15.	Commitments and Contingencies

(a) Research

We are committed to provide funding for a research professorship at the University of Aarhus in Denmark. We fund $25,000 per quarter but this can be terminated at any time. We do expect to fund approximately $100,000 related to this in 2006.

Under an agreement with the Institute of Experimental Botany, Senetek paid $20,000 in 2005 to support the Institute’s continued research on certain cytokinins and is committed to paying $70,000 in 2006, $90,000 in 2007 and $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

Senetek guaranteed to RFMH that its royalty receipts for the twelve months ending June 30, 2005 would not be less than the average of the preceding two years. In April 2005, the Company entered into a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through June 2011, subject to renewal, on substantially the same terms as the existing licenses as amended except that the above guaranty of royalty receipts ($430,000) will remain in effect through the new term of the licenses.

(b) Commitments under Operating Leases

During most of 2005, we leased certain office, laboratory and factory space and equipment under operating leases in the United Kingdom, Denmark and the United States. In the third quarter of 2005, we closed our United Kingdom office and in the fourth quarter, we relocated the United States headquarter to smaller leased premises.

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payment
($ in thousands)
2006	76
2007	55
2008	11

$142

Rent expense was approximately $419,000, $386,000 and $327,000 in 2005, 2004, and 2003, respectively.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Litigation

On April 11, 2003, the Company filed a lawsuit against OMP, Inc. (“OMP”) in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment. On October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an up front payment of $1.5 million in April 2004 and is to receive an additional $500,000 of quarterly royalty payments based on sales in Japan of skin care products containing Kinetin under the Obagi name. Through December 31, 2005, the Company had earned $104,000 of the total $500,000.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations (“Eagle-Picher”) alleging that the Defendants failed to perform under an April 1998 agreement pursuant to which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. In September 2004, the Company entered into a settlement agreement with Eagle-Pitcher under which in December 2004 the Company received a lump sum payment of $235,000 in release of all claims.

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

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleges fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. The suit seeks a jury trial and damages in an unspecified amount. Bachem has answered the Complaint, denying the Company’s material allegations, and the parties are proceeding with pre-trial discovery.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement dated November 1, 1998, with Mr. Frank J. Massino, the Company’s Chairman and CEO, as amended effective June 30, 2000, October 31, 2002, January 1, 2003, and April 2006. The agreement and amendments, which were approved by the Compensation Committee of the Board of Directors, provide for a perpetual three-year term and an annual salary of $340,000 per annum. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

In January 2004, the Company established Deferred Compensation Plans (the “Plans”) for the Board of Directors and the executive officers of the Company. Under the terms of the Plans, the Director’s quarterly stipend and 10% of executive officer’s salary was to be paid in stock. The Plans were terminated effective December 31, 2004 and in March 2005 the Company issued 298,926 shares of stock due under the terms of the Plans.

(e) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

(e) Settlement

During 2002, the Company negotiated a settlement with a group of Danish doctors related to their foregoing royalties against future Invicorp sales. The Company will pay a total of $150,000 over a five year period, $7,500 quarterly through March 2007. The Company recorded the entire $150,000 as expense in 2002. As of December 31, 2005, $38,000 is unpaid, of which $8,000 is in other long term liabilities and $30,000 in accrued expenses.

16.	Related Party Transactions

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark, the Chief Scientist for the Company, Total royalty expense related to Kinetin sales for 2005, 2004, and 2003 totaled $107,000, $104,000, and $163,000, respectively, of which Dr. Clark received 50%. As of December 31, 2005 and 2004 $107,000 and $104,000 is included in accounts payable. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $50,000.

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brothers LLP, which law firms have rendered legal services to the Company. In 2004, the Company paid $530,000 for legal fees and expense reimbursement to Coudert Brothers LLP. Legal fees paid to Baker & McKenzie and Coudert Brothers in 2005 aggregated $518,000

During June 2003, the Company entered into a month to month consulting agreement with Cherry Tree Development, LLC to act as an advisor related to Company’s licensing of their proprietary sexual dysfunction drug, Invicorp, and drug delivery system, Reliaject. Cherry Tree Development, LLC was compensated $12,000 for each month of service and is an entity affiliated with Mr. Franklin Pass, a member of the Company’s Board of Directors at the time of the agreement. The agreement was terminated on August 31, 2003.

On June 1, 2004, the Company entered into (i) an agreement with Mr. Andreas Tobler, Chief Operating Officer, Managing Director of Europe, terminating his employment effective May 1, 2004 and providing for management to recommend to the Nominating Committee that Mr. Tobler be elected a Director at the 2004 Annual General Meeting, (ii) a consulting agreement with Mr. Tobler providing for his services in connection with the licensing or other disposition of certain businesses within the Company’s Pharmaceutical Segment and the development of the Company’s Skincare Segment from May 1, 2004 through November 1, 2005 for fees totaling $198,000, and (iii) a licensing agreement with Mr. Tobler providing for him to be paid an introductory fee based upon the Company’s revenues from certain new licensing transactions introduced by Mr. Tobler equal to 5% of the Company’s revenue in the first year of any such license, decreasing by 1% per year through the fifth year of revenues from any such license. During 2005 and 2004, Mr. Tobler earned $99,000 and $115,500, respectively, under the consulting agreement. This agreement was terminated effective April 1, 2006.

On May 1, 2004, the Company entered into a consulting agreement with Mr. Stewart Slade, Senetek’s Company Secretary and formerly an officer, pursuant to which Mr. Slade agreed to perform services related to the handling, development, evaluation, testing and regulatory compliance of the Company’s proprietary drug

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Invicorp and its proprietary automatic injection device Reliaject, including the timely handling of all aspects of inquiries by the United Kingdom Medicines and Healthcare Regulatory Agency (“MHRA”) concerning the Company’s named patient supply program (“NPSP”) of Invicorp 1 and 2, the sign-off of all shipments of Invicorp 1 and 2 under the NPSP, and assisting with information requests made by MHRA and prospective licensees or purchasers of Invicorp and/or Reliaject. The agreement provided for consulting fees at the rate of UK£5,000 per calendar month, payable monthly in arrears after invoicing by the consultant or, if the agreement continued beyond July 31, 2004, fees at the rate of UK £ 400 per day of Consulting Services provided. During 2005 and 2004, Mr. Slade earned $126,000 and $110,000, respectively, under the consulting agreement.

The Company had an employment agreement with Mr. Brad Holsworth, formerly Senetek’s Chief Financial Officer, with an effective term commencing March 1, 2003 and ending April 30, 2005. The agreement provided for salary of $185,000 per annum and an automobile allowance of $500 per month. Under the agreement, Mr. Holsworth was eligible to participate in the Company’s management bonus plan and management was required to recommend that Mr. Holsworth be issued options to purchase 175,000 Ordinary shares under the No. 1 Plan. Mr. Holsworth subsequently agreed to surrender his claim for an award of these options in exchange for the payment of one week’s salary. In the event that Mr. Holsworth’s employment was terminated by the Company (other than for legal disability or cause, as defined in the agreement) or by Mr. Holsworth in the event of certain material breaches of the agreement by the Company, Mr. Holsworth would have become entitled to continued payment of his compensation, at the rate of compensation then in effect, for a period of 12 months following his termination.

The Company had an employment agreement with Mr. Wade Nichols, formerly Senetek’s Executive Vice President-Corporate Development and General Counsel, with an effective term commencing March 1, 2003 and ending February 28, 2005. The agreement provided for salary of $243,000 per annum and an automobile allowance of $600 per month. Under the agreement, Mr. Nichols was eligible to participate in the Company’s management bonus plan. On March 23, 2005, the Company and Mr. Nichols entered into an agreement pursuant to which his employment with the Company terminated effective as of March 31, 2005. This termination agreement provided, among other things, for continuation of Mr. Nichols’ salary (at its current rate) for a period of five months following his departure and for reimbursement of certain relocation costs in the amount of $7,000. In connection with entering into this termination agreement Mr. Nichols agreed to surrender his claim for an award of options on 150,000 shares that had been provided for in his employment agreement. Effective April 1, 2005, the Company entered into a consulting agreement with Mr. Nichols pursuant to which Mr. Nichols agreed to perform services within the areas of his expertise as former General Counsel and Head of Corporate Development of the Company, as and if requested by the Company, for a fee of $200 per hour for work performed locally or $1,000 per day for any work requiring long-distance travel. The agreement is terminable by either party on thirty days notice. During 2005, Mr. Nichols earned $32,000 under the consulting agreement.

New non-management Directors historically were granted an option to purchase 150,000 Ordinary shares upon joining the Board, although. There is no established policy requiring such grants. No options were granted to Directors in or subsequent to 2005 related to their Board duties, and as described in Note 9, “Stock Option Plans” the stock option plan under which non-management Directors had historically been granted options expired by its terms in December 2005. Inasmuch as Mr. Aliahmad and Mr. Khoury, who became Directors in April 2005, had not been granted stock options at the commencement of their Board service, in connection with their resignations on the Closing Date of the Repayment Agreement described under Note 18, “Subsequent Events—Retirement of Senior Secured Notes and Outstanding Warrants”, the Company paid to each of them $20,000, approximately the Black Scholes value of three-year stock options to purchase 150,000 Ordinary shares of the Company, and entered into agreements obligating the Company to indemnify them against any liabilities or costs of defense arising out of their Board of Directors service to the fullest extent permitted by law, as required by the Company’s Articles of Association.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005
2005
Net Revenue	$1,239	$1,477	$1,644	$1,511	$5,871
Gross Profit	1,047	1,296	1,332	1,320	4,995
Operating income (loss) from continuing operations	(456)	84	(43)	(646)	(1,061)
Loss from continuing operations	(628)	(132)	(266)	(846)	(1,872)
Income from discontinued operations	44	44	—	45	133
Net loss	(584)	(88)	(266)	(801)	(1,739)
Basic and diluted loss per share:
Continuing operations	$(0.01)	$—	(0.01)	(0.01)	(0.03)
Discontinued operations	—	—	—	—	—

Net loss per share	$(0.01)	$—	(0.01)	(0.01)	(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004
2004
Net Revenue	$3,245	$1,442	$1,523	$1,340	$7,550
Gross Profit	3,012	1,199	1,296	987	6,494
Operating income (loss) from continuing operations	836	(90)	(163)	(708)	(125)
Income (loss) from continuing operations	587	(342)	(252)	(855)	(862)
Income from discontinued operations	45	30	200	1,153	1,428
Net Income (loss)	632	(312)	(52)	298	566
Basic and diluted income (loss) per share:
Continuing operations	$0.01	$(0.01)	$—	$(0.01)	$(0.01)
Discontinued operations	—	—	—	0.02	0.02

Net Income (loss) per share	$0.01	$(0.01)	$—	$0.01	$0.01

18.	Subsequent Events

License of Invicorp for North America.    On February 16, 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp in North America. Under the terms of the license agreement, Plethora assumes full responsibility for the drug regulatory process for Invicorp in North America and for establishing this important new therapy in the key North America market, and was granted certain rights with respect to the manufacture and marketing of Invicorp in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

Sale of Reliaject Assets.    On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject pre-filled with either epinephrine or six other scheduled parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject production line.

Retirement of Senior Secured Notes and Outstanding Warrants.    On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289.000 principal amount of senior secured notes (the “Notes”) and its Series A, B and D Warrants exercisable for 3,000,000, 3,300,000 and 3,437,500 Ordinary shares, respectively, at exercise prices of $1.00, $1.25 and $0.40, respectively, per share, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004, more fully described in note 8 to the consolidated financial statements. Pursuant to the Prepayment Agreement, the Company agreed to prepay $2,250,000 in principal amount of the Notes within five business days after the date of the agreement using internally-generated funds and to prepay the balance of the principal amount of the Notes within five business days after the closing of a new revolving credit agreement between the Company and Silicon Valley Bank described below, in each case together with accrued interest to the date of prepayment. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”) all of the outstanding Series A, B and D Warrants will be cancelled, the Securities Purchase Agreement as amended will be terminated, and the Company will issue new Series E Warrants to purchase a total of 3,000,000 Ordinary shares on substantially the same terms as the Series D Warrants, including its March 4, 2011, expiration date, but at an exercise price of $0.25 per share. The Prepayment Agreement permits the holders of the Series E Warrants to register under the Securities Act of 1933 the Ordinary shares purchasable thereunder on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of Ordinary shares, in each case on the same terms as applied to the Series D Warrants. In addition, the Prepayment Agreement provides that on the Closing Date the Note holders’ two designees as Directors of Senetek will resign. On March 31, 2006, the Company borrowed $1,500,000 under the terms of the Revolving Credit Agreement referred to below and paid the outstanding principal amount of the Notes and accrued interest, with the result that the Notes and outstanding Series A, B and D Warrants were canceled, the Noteholders’ designees on the Company’s Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E Warrants were issued.

Revolving Credit Agreement.    On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder. The Company made a good faith deposit of $35,000 to defray the Bank’s legal and other expenses of preparing and entering into the Revolving Credit Agreement, subject to refund if the Bank determined not to proceed, and at signing the Company paid a non-refundable facility fee of $15,000. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25 % per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2005	$80,000	40,000	—	120,000
2004	78,000	35,000	(33,000)	80,000
2003	140,000	10,000	(72,000)	78,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2005	$404,000	108,000	(83,000)	$429,000
2004	320,000	84,000	—	404,000
2003	82,000	238,000	—	320,00