Form 10-K/A
period 2005-12-31
SENETEK PLC /ENG/
filed 2006-04-20
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Amendment No. 1 to the Annual Report on Form 10-K/A

For the Year Ended December 31, 2005

EXPLANATORY NOTE

Senetek PLC is filing this Amendment to Form 10-K/A for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 17, 2006 (the “Original Filing”), for the sole purpose of adding 23 exhibits which were omitted from the Original Filing because our financial printer was not able to Edgarize them for electronic filing by the deadline for the Original Filing. Except as described above, no other changes have been made to the Original Filing and this Form 10K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this 20th day of April 2006.

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

Signature	Title	Date

/S/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 20, 2006

/S/ W. F. O’KELLY Wiliam F. O’Kelly	Chief Financial Officer	April 20, 2006

/S/ A. WILLIAMS Anthony Williams	Vice Chairman of the Board, Director	April 20, 2006

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein.

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

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2005:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2003	13,225	4,079,875	$1.35
Forfeited/Cancelled	176,250	(176,250)	1.20
Granted	(42,500)	42,500	0.41

Balance at December 31, 2003	146,975	3,946,125	1.39
Forfeited/Cancelled	66,625	(66,625)	1. 22

Balance at December 31, 2004	213,600	3,879,500	1.39
Forfeited/Cancelled	355,000	(355,000)	2.11
Cancelled due to Plan Termination	(568,600)		0

Balance at December 31, 2005	— (1)	3,524,500	$1.32

(1)	Upon termination of the No. 1 Plan in December 2005 options may no longer be issued under such plan.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 1 Plan options outstanding at December 31, 2005.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Exercise Price of Exercisable Options
$0.41–$0.55	327,500	4.05	$0.54	313,500	$0.54
$1.00–$1.75	3,087,000	1.73	1.38	2,900,750	1.40
$2.00–$2.03	110,000.85		2.00	110,000	2.00

$0.41–$2.03	3,524,500	1.92	$1.32	3,324,250	$1.20

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