Form 10-Q
period 2006-03-31
SENETEK PLC /ENG/
filed 2006-05-15
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission file number 0-14691

SENETEK PLC

(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

831 A Latour Court, Napa, California	94558
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (707) 226-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

At May 12, 2006, there were 60,960,624 of the registrant’s Ordinary shares outstanding.

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalties and Licensing,	$2,108	$1,214
Product Sales	161	25

Total Revenue	2,269	1,239

Cost of Sales:
Royalties and Licensing	252	178
Product Sales	90	14

Total Cost of Sales	342	192

Gross Profit	1,927	1,047

Operating Expenses:
Research & Development	272	350
Administration, Sales and Marketing	840	1,153

Total Operating Expenses	1,112	1,503

Operating Income (Loss)	815	(456)
Interest Income	68	20
Interest Expense (including amortization of debt discount)	(244)	(184)
Write-off of debt discount on retirement of Senior Secured Notes	(927)	—
Gain on Sale of Assets	250	—

(Loss) from Continuing Operations Before Income Taxes	(38)	(620)
Provision for Income Taxes	(20)	(8)

(Loss) from Continuing Operations	(58)	(628)

Discontinued operations:
Interest income	8	8
Gain on Sale of Operations	37	36

Income from Discontinued Operations	45	44

(Loss) attributable to Ordinary Shareholders	$(13)	$(584)

Earnings Per Share:
Basic and Diluted (Loss) from Continuing Operations	$—	$(.01)
Basic and Diluted Income from Discontinued Operations	$—	$—

Basic and Diluted (Loss) per Ordinary share outstanding	$—	$(.01)

Weighted average Basic Ordinary shares outstanding	60,960	60,765
Weighted average Diluted Ordinary shares Outstanding	60,960	60,765

See accompanying notes. Net income for the first quarter of 2006 included stock-based compensation expense of $8,000 under Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the first quarter of 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the first quarter of 2005 was $(617,000) or a loss of $0.01 per basic and diluted share. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31 2006 (unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$1,920	$1,553
Short Term Investments	—	1,634
Trade Receivables, net of allowance for doubtful accounts of $10,000	1,909	1,207
Non-trade Receivables	16	22
Inventory, net of provisions of $0 and $429,000 respectively	20	109
Prepaid Expenses and Other Current Assets	226	189

Total Current Assets	4,091	4,714
Property and Equipment – net	238	242
Intangibles	15	18
Asset held for sale	—	250
Goodwill	1,308	1,308

Total Assets	$5,652	$6,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$797	$466
Accrued Liabilities	931	1,255
Deferred Revenue and License Fees	797	797
Senior Secured Notes Payable—net of discount of $1,103,000 in 2005	—	2,186

Total Current Liabilities	2,525	4,704

Long-Term Liabilities
Notes Payable	1,500	—
Other Long-Term Liabilities	—	8
Deferred Revenue and License Fees	4,665	4,855
Stockholders’ Deficit
Ordinary Shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; 60,960,624 Issued and Outstanding shares in 2006 and 2005	4,919	4,919
Share Premium	84,757	84,749
Accumulated Deficit	(92,738)	(92,725)
Accumulated Other Comprehensive Income—Currency Translation	24	22

Total Stockholders’ Deficit	(3,038)	(3,035)

Total Liabilities and Stockholders’ Deficit	$5,652	$6,532

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands, except Ordinary Shares)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Deficit
Balances, January 1, 2006	60,960,624	$4,919	$84,749	$(92,725)	$22	$(3,035)
Stock based compensation expense related to employee stock options	—	—	8	—	—	8
Comprehensive Income (Loss)
Net Loss	—	—	—	(13)	—	(13)
Translation reserve	—	—	—	—	2	2

Total Comprehensive Income (Loss)	—	—	—	(13)	2	(11)

Balances, March 31, 2006	60,960,624	$4,919	$84,757	$(92,738)	$24	$(3,038)

For the three months ended March 31, 2005 the translation income was $2,000 and total comprehensive loss was $(582,000)

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13)	$(584)
Income from Discontinued Operations	(45)	(44)

Loss from Continuing Operations	(58)	(628)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of assets	(250)	—
Depreciation and amortization, including $176,000 and $114,000 related to debt discount in 2006 and 2005	198	161
Write-off of debt discount on retirement of Senior Secured Notes	927	—
Stock based compensation	8	8
Changes in assets and liabilities:
Trade receivables	(702)	167
Non-trade receivables	6	101
Inventory	89	7
Prepaid expenses and other current assets	(37)	41
Accounts payable and accrued liabilities	(1)	(235)
Deferred revenue and license fees	(190)	(199)

Net Cash Used in Continuing Operations	(10)	(577)
Net Cash Provided by Discontinued Operations	45	44

Net Cash Provided by (Used in) Operating Activities	35	(533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short term investments	1,634	297
Proceeds from sale of assets held for sale	500	—
Purchases of property and equipment	(15)	—

Net Cash Provided by Investing Activities	2,119	297

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	—	(8)
Prepayment of Senior Secured Notes	(3,289)	—
Proceeds from bank line of credit	1,500	—

Net Cash used in Financing Activities	(1,789)	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365	(244)
Cash and cash equivalents at the beginning of period	1,553	2,938
Effect of exchange rate changes on cash	2	2

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$1,920	$2,696

Non-Cash Financing Transaction:

During the three months ended March 31, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

We are a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”).

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three month period ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed itsmethodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts, reserves for excess and obsolete inventory, income taxes, and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable and notes payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

3.	Goodwill

The Company’s goodwill resulted from the acquisition of Carmé Cosmeceutical Sciences Inc. which is part of the Skincare business segment.

4.	Inventory

Inventory is valued at the lower of cost or market. Inventory at March 31, 2006 of $20,000 consists of raw materials. The December 31, 2005 inventory of $109,000 is comprised of $77,000 in raw materials and $32,000 in finished goods. The December 31, 2005 inventory is net of reserves of $85,000 for raw materials and $78,000 for finished goods. In conjunction with the sale of certain of its raw materials inventory and all of its finished goods inventory in January 2006, the Company reversed its inventory reserves

5.	Assets Held for Sale

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. In conjunction with the sale, the Company reduced its deferred tax assets by approximately $900,000 and recorded a corresponding reduction in its valuation allowance.

Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject pre-filled with either epinephrine or six other scheduled parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

6.	Stock Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors for employee stock options. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the period ended March 31, 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006, which was allocated as follows:

(in thousands)	Three Months Ended March 31, 2006
Administration, Sales and Marketing	$8

Stock-based compensation expense included in operating expenses and net income	$8

The table below reflects basic and diluted net loss per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 (in thousands except per-share amounts):

Three Months Ended March 31,	2006	2005
Net loss - as reported for the prior period	N/A	$(584)
Stock-based compensation expense related to employee stock options	(8)	(33)
Net loss, including the effect of stock-based compensation expense	$(13)	$(617)

Basic and diluted loss per share – as reported for the prior period	N/A	$(0.01)

Basic and diluted loss per share, including the effect of stock-based compensation	$—	$(0.01)

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options, adjusted for estimated forfeitures, of $10,000.

During the three months ended March 31, 2006, the Company granted no stock options and recorded stock-based compensation related to stock options outstanding at January 1, 2006 of $8,000.

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2,000

Stock Option Plans

The Company has two share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants have been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. The Company is authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives, such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors. No stock options or restricted stock was issued for the three months ended March 31, 2006 or 2005 and no stock options were exercised or cancelled during the three months ended March 31, 2006

At March 31, 2006, 3,524,500 stock options with a weighted average exercise price of $1.32 were outstanding under Plan 1, of which, 3,407,018 stock options with a weighted average exercise price of $1.33 were exercisable.

At March 31, 2006, 1,525,000 stock options with a weighted average exercise price of $1.06 were outstanding under Plan 2, all of which, were exercisable.

The intrinsic value of the Company’s outstanding vested stock options at December 31, 2005 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted prior to January 1, 2006 were volatility range of 71% to 82% (2002 and 2003), risk free investment rate of 4% (2002 and 2003), expected life of 7 years (2002 and 2003) and no dividend yield (2002 and 2003).

7.	Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.

Options and warrants to purchase Ordinary shares totaling 8,049,500 and 20,466,001 were outstanding at March 31, 2006 and 2005, respectively.

Options and warrants to purchase Ordinary shares were included in the computation of diluted earnings from discontinued operations per Ordinary share at March 31, 2006 and 2005 when the effect of such inclusion was dilutive. Options and warrants to purchase Ordinary shares totaling 8,049,500 and 20,466,001 were outstanding at at March 31, 2006 and 2005, respectively, and were excluded from the calculation of diluted loss per Ordinary share from continuing operations and diluted loss per Ordinary share because the effect would have been antidilutive.

8.	Segment Reporting

The Company is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). Our organization is structured in a functional manner. The Chairman and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker manages Senetek PLC based primarily on broad functional categories of research, development, sales, marketing and administrative expenses. Effective January 1, 2006, for purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues by operating segment. As a result, operating expenses are no longer segregated by segment for purposes of assessing financial performance. Accordingly, segment information for the three months ended March 31, 2006, have been presented on this basis.

Financial information regarding the operating segments was as follows:

	Three months ended March 31, 2006
	Pharmaceutical	Skincare	Total
	(in thousands)
Revenues	$420	$1,849	$2,269
Cost of sales	189	153	342

Gross profit	231	1,696	1,927
Gross profit percentage	55%	92%	85%
Unallocated operating expenses			1,112

Operating income			$815

	Three months ended March 31, 2005
	Pharmaceutical	Skincare	Total
	(in thousands)
Revenues	$289	$950	$1,239
Cost of sales	156	36	192

Gross profit	133	914	1,047
Gross profit percentage	46%	96%	85%
Unallocated operating expenses			1,503

Operating loss			$(456)

For the three months ended March 31, 2006 and 2005, revenues from outside the United States (principally the United Kingdom) were approximately 11% and 17%, of total revenues, respectively.

Two customers accounted for 56% and 19% of revenues in the three months ended March 31, 2006, respectively. Four customers accounted for 45%, 23%, 14% and 11%, respectively of revenues in the three months ended March 31, 2005.

Two customers accounted for 66% and 22% of accounts receivable at March 31, 2006. Three customers accounted for 50%, 19% and 10% of accounts receivable at December 31, 2005.

The Company has no material operating assets outside the United States. In March 2006, the Company sold assets with a recorded value of $250,000 that had been previously included in its disclosures of Pharmaceutical segment assets as of December 31, 2005 (see Note 5).

9.	Discontinued Operations

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

Based on the prior history with the customer, the gain on the transaction was recognized when collection is probable, which was deemed to be when cash is received. Accordingly, the original balance of the unpaid promissory note of $2.3 million was netted with the deferred gain on our balance sheet. Gain on the transaction in excess of the initial receipts of $500,000 was deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations.

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarters ended March 31, 2006 and March 31, 2005, USITC made scheduled payment of approximately $44,000 under the $400,000 note agreement. USITC is current in its payments under the note agreement.

10.	Commitments and Contingencies

(a) Litigation

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

(b) Employment Contracts and Deferred Compensation Plans

The Company has an amended and restated employment agreement dated January 1, 2003 with Mr. Frank J. Massino, the Company’s Chairman and Chief Executive Officer, providing for a perpetual three-year term and an annual salary of not less than $319,000 per annum, subject to periodic increases in the discretion of the Compensation Committee of the Board of Directors. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. On April 6, 2006, the Board of Directors increased Mr. Massino’s base salary to $340,000 and awarded Mr. Massino an annual bonus for 2005 of $100,000, accrued by the Company in the year ended December 31, 2005.

(c) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of March 31, 2006.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

11.	Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank (“Bank”) providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25 % per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms, or if the Company elects to terminate the Revolving Credit Agreement before its maturity. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, maintenance of a minimum of $300,000 in cash on deposit at Silicon Valley Bank, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined. As of March 31, 2006, the Company was in compliance with all covenants and was eligible to borrow up to $1,500,000 of the credit facility. On March 31, 2006, the Company borrowed $1,500,000 under the Revolving Credit Agreement in conjunction with the retirement of its Senior Secured Note (see Note 12).

12.	Retirement of Senior Secured Notes and Outstanding Warrants

On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289,000 principal amount of senior secured notes (the “Notes”) and its Series A, B and D Warrants exercisable for 3,000,000, 3,300,000 and 3,437,500 Ordinary shares, respectively, at exercise prices of $1.00, $1.25 and $0.40, respectively, per share, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”) all of the outstanding Series A, B and D Warrants would be cancelled, the Securities Purchase Agreement as amended would be terminated, and the Company would issue new Series E Warrants to purchase a total of 3,000,000 Ordinary shares on substantially the same terms as the Series D Warrants, including its March 4, 2011, expiration date, but at an exercise price of $0.25 per share. The Prepayment Agreement permits the holders of the Series E Warrants to register under the Securities Act of 1933 the Ordinary shares purchasable thereunder on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of Ordinary shares, in each case on the same terms as applied to the Series D Warrants. In addition, the Prepayment Agreement provided that on the Closing Date, the Note holders’ two designees as Directors of Senetek would resign.

On March 31, 2006, the Company paid the outstanding principal amount of the Notes and accrued interest, with the result that the Notes and outstanding Series A, B and D Warrants were canceled, the Noteholders’ designees on the Company’s Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E Warrants were issued. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the Notes, related to the extinguishment of the debt. The fair value of the Series E Warrants was determined to be less than the fair value of the cancelled warrants, therefore the Company did not recognize any additional expense related to the issuance of warrants. For the three months ended March 31, 2006, the Company paid $68,000 in interest related to the Notes.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss our expectations about our future performance; (ii) contain projections of our future operating results or of our future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that we are not able to predict or over which we have no control, which may adversely affect our future results of operations, financial condition or stock price. The risk factors described in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm our business and that, upon the occurrence of any of these events, the price of our securities could decline. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934.

Company Overview

We are a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”).

Skincare products include Kinetin (N6-furfuryladenine) which has been found to retard aging of plants and, in research done on human skin fibroblasts, has delayed the signs of cell aging, multi-nucleation and loss of organizational structure, and Zeatin, an analogue of Kinetin. We are also at varying stages in the process of evaluating and developing a number of other biologically active compounds to supplement our Skincare business.

Pharmaceutical products we have been or are involved with include Invicorp®, an intracavernous injection therapy for the treatment of male erectile dysfunction (“ED”) and Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery.

In February 2006, we entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp® in North America. Under the terms of the license agreement, Plethora assumes full responsibility for the drug regulatory process for Invicorp® in North America and for establishing this important new therapy in the key North America market, and was granted certain rights with respect to the manufacture and marketing of Invicorp in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp® through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp® plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

In March 2006, we sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with either epinephrine or six other scheduled parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

We also license from the Research Foundation for Mental Hygiene (“RFMH”), certain cell lines capable of producing monoclonal antibodies used in Alzheimer’s and other disease research.

Virtually all of our Skincare revenues are derived from license agreements under which our licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. For the foreseeable future, we expect to maintain this business model. In the case of Invicorp®, Reliaject® and monoclonal antibodies, our commercial partners have undertaken full responsibility for research, sales, distribution and marketing and, where applicable, regulatory compliance.

We conduct research and development of new skincare products at our dedicated laboratory facility in Aarhus, Denmark. In addition, we leverage our research and development staff and resources through research agreements with third-party consultants, clinicians and research scientists having particular expertise in our areas of interest.

The markets in which we compete are highly competitive. We continuously strive to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

We are focusing on revenue growth in our Skincare business. Our objective is to increase royalty, license and product revenues from our existing products and to develop new skincare products. Our goal is to leverage the strength and expertise of our research and development staff and our third-party consultants, clinicians and contracted research scientists to meet market demand for advanced skincare products. Our pharmaceutical products have been licensed to commercial partners who have undertaken full responsibility for sales, distribution and marketing and, where applicable, regulatory compliance.

We believe that during the first quarter ended March 31, 2006, we made progress toward our 2006 revenue growth goals as a number of biologically active new compounds have advanced in clinical testing and trial. We believe that at least one of these new compounds will generate revenue in 2006.

For the first quarter of 2006, revenues from both Skincare and Pharmaceuticals increased compared to the first quarter of 2005. Revenues in the first quarter were $2,269,000 up 83% from the first quarter of 2005. The increase is principally attributed to increased royalties from Valeant Pharmaceuticals International stemming from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal antibodies by our commercial partner. Deferred revenues decreased as past cash advances of royalties were amortized to income.

The gross profit rate for the first quarter of 2006 was 85%, comparable to the gross profit rate for the first quarter of 2005. Looking forward, we expect the gross profit percentage to approximate first quarter results for the remainder of 2006.

Our operating expenses decreased by 26% from the first quarter of 2005. Operating expenses in the first quarter of 2006 fully reflect the results of retrenchments made during 2005 including the closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities. We expect to continue to invest in research and development of new skincare products for the remainder of 2006 and our operating expense may rise due to this investment.

Beginning in the first quarter of 2006, we adopted Statement of Financial Accounting Standard 123R on a modified prospective basis and incurred $8,000 of stock based compensation operating expense for the first quarter of 2006 as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Our operating income for the three months ended March 31, 2006 was $815,000 compared to an operating loss of $(456,000) for the three months ended March 31, 2005.

On March 31, 2006, we retired our outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

We recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity included cash and cash equivalents resulting from Company operations and available borrowings. We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, our current cash position could be adversely impacted and our need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Cash, cash equivalents and short-term investments decreased to $1,920,000 at March 31, 2006 from $3,187,000 at December 31, 2005, principally reflecting that on March 31, 2006, we paid $3,289,000 to retire the Senior Secured Notes and we borrowed $1,500,000, the maximum available, on our revolving line of credit with Silicon Valley Bank.

Net cash used in continuing operating activities totaled $(10,000) for the three months ended March 31, 2006 compared to a net use of cash in operating activities of $(577,000) for the three months ended March 31, 2005. The change is primarily attributed to the year-over-year increase in income from continuing operations.

Net cash provided by discontinued operations totaled $45,000 for the three months ended March 31, 2006 compared to $44,000 for the three months ended March 31, 2005.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, inventory reserves, depreciation and amortization, contingencies, intangible assets, goodwill and other assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgments. Our Board of Directors reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis.

You should read Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 for information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

There have been no changes to our critical accounting policies since December 31, 2005, the date of our audited financial statements except as relates to the adoption of SFAS 123R effective January 1, 2006.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the 2005 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2005.

Revenues for the three months ended March 31,

Thousands of dollars

	2006	% change in 2006	2005
Segment
Skincare
Royalties from Licensing	$1,794	92%	$934
Product Sales	55	244%	16

Total Skincare	$1,849	95%	$950

Pharmaceutical
Royalties on Antibodies	$420	51%	$279
Sales of ED Product	—	(100)%	10

Total Pharmaceutical	$420	45%	$289

Total Revenue	$2,269	83%	$1,239

Total revenues for the three months ended March 31, 2006 were $2,269,000, an 83% increase from total revenue of $1,239,000 at March 31, 2005. The increase is principally attributed to increased Skincare royalties from Valeant Pharmaceuticals International stemming from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal antibodies by our commercial partner. For the quarter ended March 31, 2006 Valeant royalties were $1,406,000 an increase of $853,000 over the quarter ended March 31, 2005. This increase was offset by a $127,000 reduction in royalties from Revlon as a result of product returns during the quarter. The product returns were primarily related to a decision by Revlon to scale back a product line containing the Company’s Kinetin product.

Gross Profit for the three months ended March 31,

Thousands of dollars

	2006	% change in 2006	2005
Segment
Skincare	$1,696	86%	$914
Pharmaceutical	231	74%	133

Total Gross Profit	$1,927	84%	$1,047
Gross Profit Percentage
Skincare	92%		96%
Pharmaceutical	55%		46%
Total Gross Profit Percentage	85%		85%

Total gross profit for the three months ended March 21, 2006 was $1,927,000, an 84% increase from total gross profit of $1,047,000 at March 31, 2005. This improvement is primarily attributable to increased royalties from Valeant and higher sales of monoclonal antibodies by our commercial partner.

The year-over year first quarter Skincare gross profit percentage decreased to 92% from 96% due to reduced margins on product sales in the first quarter of 2006. The reduced margins were a result of sales made to fulfill the requirements of the July 2005 amendment to the Valeant Kinetin and Zeatin license agreement

The year-over year first quarter Pharmaceutical gross profit percentage increased to 55% from 46% as low or negative margin sales of ED products made in the first quarter of 2005 did not occur in the first quarter of 2006.

Research and Development Expense for the three months ended March 31,

Thousands of dollars

	2006	% change in 2006	2005
Research and Development	$272	(22)%	$350
Percentage of Total Revenue	12%		28%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing. Research and development expense decrease 22% in the first quarter of 2006 from the first quarter of 2005. This decrease was primarily attributed to curtailment of all research spending for Pharmaceuticals in conjunction with agreements with our commercial partners who have undertaken full responsibility for research on these products.

We expect to continue to allocate substantial resources to Skincare product development as a percentage of revenue, and research and development expense may increase in the future.

Administration, Sales and Marketing Expense for the three months ended March 31,

Thousands of dollars

	2006	% change in 2006	2005
Administration, Sales and Marketing	$840	(27)%	$1,153
Percentage of Total Revenue	37%		93%

For the three months ended March 31, 2006 and 2005 the following Administration, Sales and Marketing expenses were incurred:

	2006	2005
	($ in Thousands)
Expense Category
Payroll, Benefits and Consulting	$393	$581
Legal and Other Professional Fees	189	208
Rent and Office Expenses	70	157
Insurance-Liability	83	86
Travel and Related	67	52
Depreciation and Other Non-cash Expenses	20	41
Other	18	28

Total	$840	$1,153

For the three months ended March 31, 2006, administration, sales and marketing expenses decreased from the three months ended March 31, 2005 due primarily to retrenchments made during 2005 including the closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Our $1,500,000 line of credit with Silicon Valley Bank, which is fully drawn down at March 31, 2006, bears interest at the Silicon Valley Bank prime rate plus 1.00%, with a minimum rate of 8.25%. If interest rates increase or decrease by 1%, the effect would be immaterial. To the extent interest rates increase, we will incur increased interest expense.

We maintain operating cash accounts denominated in Danish kroner and United Kingdom pounds and pay periodic operating expenses denominated in these currencies. We do not enter foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar.

We believe that fluctuations in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows.

Item 4:	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal accounting officer), as of the end of the period covered by this report, our principal executive officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting during our first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:	RISK FACTORS

The risk factors discussed below should be considered carefully in evaluating our business because these factors may have a significant impact on our business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Form 10-Q, and the risks discussed in our other filings with the United States Securities and Exchange Commission (“SEC”), our actual results could differ materially from those projected in any forward-looking statements. You should carefully consider all these risks and other information in this report before investing in Senetek. The fact that certain risks are endemic to our industry does not lessen the significance of the risk.

Limited Product Portfolio and Relatively Fixed Revenue Stream. Substantially our entire current revenue base is derived from license fees, which are amortized into income over the terms of the licenses, or royalties earned on licensees’ sales of such licensed products, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect the payments received from a commercial partner on sales of monoclonal antibodies produced from cell lines licensed to the Company, net of the amounts remitted to licensor. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream could be substantially curtailed, and if the monoclonal antibody patents were successfully challenged or our licensor ceased receiving certain support, our monoclonal antibody revenues would be reduced or eliminated. Additionally, our present licensee revenue stream is tied to our licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories, since our July 2005 license with Valeant Pharmaceuticals prohibits any new Kinetin licenses or expansions of existing Kinetin licenses and grants Valeant Pharmaceuticals sole and exclusive rights to Zeatin. Should we be faced with significant cash requirements in excess of our internally generated funds, our capital resources might be inadequate to fund our capital needs, as described below. Although the Company is confident in its ability to increase its royalties from existing license agreements and to develop new compounds for additional licensing, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate a new license and achieve new product launches, make it difficult for us to significantly increase our revenue in a short time frame.

Concentrated Revenue Base. For the three months ended March 31, 2006, two of our licensees, Valeant Pharmaceuticals International. and Signet Laboratories, Inc., accounted for 56% and 19%, respectively, of our total revenue and 66% and 22%, respectively, of our quarter-end net trade accounts receivable. Accordingly, the Company is dependent upon a relatively few licensees for the bulk of its current revenue, and the Company’s reliance upon its lead licensee, Valeant, has significantly increased. Furthermore, while the above mentioned customers have excellent payment history, we have no security for payment of such trade receivables, and should any of these licensees cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected.

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

Limited Capital Resources. On March 30, 2006, we signed a new revolving credit agreement with Silicon Valley Bank with an effective funding availability of $1,500,000. This agreement includes covenants against incurring additional indebtedness or disposing of material assets, as well as a security interest in favor of the Bank on the Company’s core cytokinin patents and the Company’s licenses of such patents, which represent substantially all of the Company’s current revenue. In the event that we are unable to fund continued product development or such unbudgeted expenses as the defense of our position in patent litigation through our operating cash flow or by raising additional cash through equity offerings, and borrowings available under the revolving credit agreement are not adequate, our business could be materially adversely affected. Further, in the event that we are required to obtain equity financing, such financing may result in the substantial dilution of stockholders’ interests and may result in future investors being granted rights superior to those of existing stockholders.

Fluctuating Operating Results and American Depository Shares (“ADS”) Price. Our operating revenues are largely dependent upon the growth and cyclicality of our licensees’ skincare businesses, and have fluctuated in the past. While the recent amendment to our Kinetin and Zeatin license with Valeant Pharmaceuticals provides for minimum quarterly royalty payments irrespective of Valeant’s actual product sales, our revenues from other sources are likely to fluctuate in the future. Because many of our expenses are relatively fixed in the short-term, our earnings will decline if revenue declines in a given quarter. Such declines could result from delays in recognizing revenue or for other reasons. In particular, research and development and general and administrative expenses are not affected directly by variations in revenue. Due to fluctuations in our revenue and operating expenses, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance. In future quarters, our operating results could be below the expectations of securities analysts or investors. In that case, our ADS price could fluctuate significantly or decline.

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

There is also a risk, particularly for so long as our ADSs’ market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company’s ADS holders of fair value for their interests in the Company. The English Companies Act, under which Senetek is organized, does not permit adoption of so-called defensive provisions in the Company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company’s Board of Directors on behalf of the Company’s shareholders although the Company’s Revolving Credit Agreement with Silicon Valley Bank would permit the lender to terminate the agreement and declare amounts outstanding to be due and payable in the event of a “change in control” as defined in the agreement.

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

Regulation by Government Agencies. The production and sale of pharmaceutical products is highly regulated. The ability of our Invicorp® licensees and the purchaser of Reliaject® to secure regulatory approvals for these products and to continue to satisfy regulatory requirements will determine the future success of our Pharmaceuticals Segment. These parties may not receive required regulatory approvals for licensed products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the Medicines Agency in Denmark, which is Reference Member State for the European Union Mutual Recognition Procedure, and the Medicines and Healthcare Regulatory Agency in the United Kingdom, which has the responsibility for our Named Patient Supply of Invicorp® must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Delays in obtaining regulatory approvals could adversely affect the marketing of products and our ability to receive product revenues or royalties. We can give no assurance that we will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that we develop. While management believes that our partners have the competency and financial resources to successfully gain regulatory approvals and the required marketing authorizations, we cannot assure that the outcomes will be favorable.

New Product Pipeline. As a result of regulatory and competitive uncertainties, along with relatively limited funding sources, we cannot provide any assurance that we will be able to successfully develop and market new products. We have a pipeline of new products and new indications for existing products in development, but success in developing these products and entering into productive licensing arrangements for them is essential to the success of our business plan and cannot be assured.

Competitive ED Therapies. There can be no assurance that new ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. While we believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, there can be no assurance of this.

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

Potential Product Liability. During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices, which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no perceived risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, if granted, and notwithstanding the indemnification provisions in our Invicorp® licenses and Reliaject® sale agreement, there can be no assurance that we will not be subject to liability from the use of our licensed products, or that our product liability coverage will be adequate to protect against future claims.

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

Item 6.	EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

By:	/s/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and
Chief Executive Officer

Date: May 15, 2006

By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2006