Form 10-Q
period 2006-06-30
SENETEK PLC /ENG/
filed 2006-08-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At June 30, 2006, there were 60,960,624 of the registrant’s Ordinary shares outstanding.

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED June 30, 2006

PART I FINANCIAL INFORMATION

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Royalties and Licensing	$1,879	$1,398	$3,964	$2,612
Product Sales	126	79	310	104

Total Revenue	2,005	1,477	4,274	2,716

Cost of Sales:
Royalties and Licensing	188	156	425	333
Product Sales	12	25	116	40

Total Cost of Sales	200	181	541	373

Gross Profit	1,805	1,296	3,733	2,343

Operating Expenses:
Research and Development	340	308	612	658
Administration, Sales and Marketing	931	904	1,771	2,058

Total Operating Expenses	1,271	1,212	2,383	2,716

Operating Income (Loss)	534	84	1,350	(373)
Interest Income	7	20	38	41
Interest Expense (including amortization of debt discount)	(34)	(199)	(287)	(384)
Write-off of debt discount on retirement of Senior Secured Notes	—	—	(927)	—
Gain on Sale of Assets	—	—	250	—

Income/(Loss) from Continuing Operations Before Income Taxes	507	(95)	424	(716)
Provision for Income Taxes	—	(37)	(20)	(45)

Income/ (Loss) from Continuing Operations	507	(132)	404	(761)

Discontinued operations:
Interest income	4	7	15	15
Gain on Sale of Operations	40	37	119	74

Income from Discontinued Operations	44	44	134	89

Net Income/(Loss) attributable to Ordinary Stockholders	$551	$(88)	$538	$(672)

Earnings Per Share:
Basic and Diluted Income (Loss) from Continuing Operations	$0.01	$(0.00)	$0.01	$(0.01)
Basic and Diluted Income from Discontinued Operations	0.00	0.00	0.00	0.00

Basic and Diluted Net Income (Loss) per Ordinary share outstanding	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average Basic Ordinary shares outstanding	60,961	60,961	60,961	60,863
Weighted average Diluted Ordinary shares outstanding	61,201	60,961	61,201	60,863

See accompanying notes.

Net income for the first and second quarters of 2006 included stock-based compensation expense of $8,000 and $22,000 respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the first two quarters of 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the three and six months ended June 30, 2005 was $121,000 and $738,000, respectively, or a loss of $0.01 and $0.00 respectively, per basic and diluted share. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,540	$1,553
Short-Term Investments	—	1,634
Trade Receivables, net of allowance for doubtful accounts of $10 and $120, respectively	1,668	1,207
Non-trade Receivables	19	22
Inventory, net of provisions of $0 and $429, respectively	16	109
Prepaid Expenses and Other Current Assets	132	189

Total Current Assets	4,375	4,714
Property and Equipment—net	233	242
Intangibles	12	18
Asset held for sale	—	250
Goodwill	1,308	1,308

Total Assets	$5,928	$6,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$916	$466
Accrued Liabilities	660	1,255
Deferred Revenue and License Fees	822	797
Senior Secured Notes Payable—net of discount of $1,103 in 2005	—	2,186

Total Current Liabilities	2,398	4,704

Long-Term Liabilities
Line of Credit	1,500	—
Other Long-Term Liabilities	—	8
Deferred Revenue and License Fees	4,466	4,855
Stockholders’ Deficit
Ordinary Shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; 60,960,624 Issued and Outstanding shares in 2006 and 2005	4,919	4,919
Share Premium	84,779	84,749
Accumulated Deficit	(92,187)	(92,725)
Accumulated Other Comprehensive Income—Currency Translation	53	22

Total Stockholders’ Deficit	(2,436)	(3,035)

Total Liabilities and Stockholders’ Deficit	$5,928	$6,532

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands, except Ordinary Shares)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Deficit
Balances, January 1, 2006	60,960,624	$4,919	$84,749	$(92,725)	$22	$(3,035)
Stock based compensation expense related to employee stock options	—	—	30	—	—	30
Comprehensive Income
Net Income Attributable to Ordinary Stockholders	—	—	—	538	—	538
Translation reserve	—	—	—	—	31	31

Total Comprehensive Income	—	—	—	538	31	569

Balances, June 30, 2006	60,960,624	$4,919	$84,779	$(92,187)	$53	$(2,436)

For the six months ended June 30, 2005 the translation loss was $(27,000) and total comprehensive loss was $(699,000).

For the three months ended June 30, 2006 comprehensive income related to translation adjustment was $29,000 and total comprehensive income was $580,000.

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$538	$(672)
Income from Discontinued Operations	(134)	(89)

Income (Loss) from Continuing Operations	404	(761)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of assets	(250)	—
Depreciation and amortization, including $176 and $114 related to debt discount in 2006 and 2005	214	372
Write-off of debt discount on retirement of Senior Secured Notes	927	—
Stock based compensation	30	3
Changes in assets and liabilities:
Trade receivables	(461)	(89)
Non-trade receivables	3	65
Inventory	93	30
Prepaid expenses and other current assets	57	133
Accounts payable and accrued liabilities	(153)	(572)
Deferred revenue and license fees	(364)	(404)

Net Cash Provided by (Used in) Continuing Operations	500	(1,223)
Net Cash Provided by Discontinued Operations	134	89

Net Cash Provided by (Used in) Operating Activities	634	(1,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of short-term investments	1,634	—
Purchase of short term investments	—	(50)
Proceeds from sale of assets held for sale	500	—
Purchases of property and equipment	(23)	(7)

Net Cash Provided by (Used in) Investing Activities	2,111	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	—	(15)
Prepayment of Senior Secured Notes	(3,289)	—
Proceeds from bank line of credit	1,500	—

Net Cash used in Financing Activities	(1,789)	(15)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	956	(1,206)
Cash and cash equivalents at the beginning of period	1,553	2,938
Effect of exchange rate changes on cash	31	(27)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,540	$1,705

Non-Cash Financing Transaction:

During the six months ended June 30, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72,000 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated balance sheet at that date. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

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

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

3.	Goodwill

The Company’s recorded goodwill resulted from the acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment.

4.	Inventory

Inventory is valued at the lower of cost or market. Inventory at June 30, 2006 of $16,000 consists of raw materials. The December 31, 2005 inventory of $109,000 is comprised of $77,000 in raw materials and $32,000 in finished goods. The December 31, 2005 inventory is net of reserves of $62,000 for raw materials and $367,000 for finished goods. In conjunction with the sale of certain of its raw materials inventory and finished goods inventory in January 2006, the Company reversed its inventory reserves.

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the three and six month periods ended June 30, 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three months ended March 31, 2006 and the six months ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized during the period(s) had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) for the three months and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Administration, Sales and Marketing	$21	$29
Research and Development	1	1

Stock-based compensation expense included in operating expenses and net income	$22	$30

The table below reflects basic and diluted net loss per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 (in thousands except per-share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Reported net income (loss)	$551	$(88)	$538	$(672)
Stock-based compensation expense related to employee stock options	$—	$(33)	$—	$(66)

Net income (loss), including the effect of stock-based compensation expense	$551	$(121)	$538	$(738)
Basic and diluted earnings (loss) per share – as reported	$0.01	$(0.00)	$0.01	$(0.01)
Basic and diluted earnings (loss) per share, including the effect of stock-based compensation	$0.01	$(0.00)	$0.01	$(0.01)

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options, adjusted for estimated forfeitures, of $10,000.

On June 6, 2006, the Company granted 1,900,000 stock options with an estimated total grant-date fair value of $331,000. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $32,000.

During the six months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $30,000.

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $279,000.

Stock Option Plans

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members. The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives, such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors, but has not done so to date.

Senetek Equity Plan

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Options are granted at the discretion of the Compensation Committee of the Board of Directors. The options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 36 months. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule. The Plan is subject to the approval of the Company’s stockholders within twelve months after the date of the Board’s initial adoption of the Plan. 1,900,000 stock options were granted on June 6, 2006 at a price of $0.26 per share, the closing stock price on the grant date. As of June 30, 2006, there were no restricted stock awards granted under the Senetek Equity Plan.

There are two share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants have been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the six months ended June 30, 2006 or 2005 and no stock options were exercised. During the six months ended June 30, 2006, 252,500 options granted under the Plans were cancelled or expired.

At June 30, 2006, 1,900,000 stock options with a weighted average exercise price of $0.26 were outstanding under the Senetek Equity Plan, none of which were exercisable.

At June 30, 2006, 3,492,000 stock options with a weighted average exercise price of $1.32 were outstanding under Plan 1, of which, 3,392,084 stock options with a weighted average exercise price of $1.33 were exercisable.

At June 30, 2006, 1,305,000 stock options with a weighted average exercise price of $0.95 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options at June 30, 2006 and December 31, 2005 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model.

Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted during the six months ended June 30, 2006 were volatility of 80%, risk free investment rate of 5.15% expected life of 7 years and no dividend yield.

Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted prior to January 1, 2006 were volatility range of 71% to 82% (2002 and 2003), risk free investment rate of 4% (2002 and 2003), expected life of 7 years (2002 and 2003) and no dividend yield (2002 and 2003).

7.	Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Options and warrants to purchase Ordinary shares totaling 9,797,000 and 19,944,001 were outstanding at June 30, 2006 and 2005, respectively.

Options and warrants to purchase Ordinary shares were included in the computation of diluted earnings from continuing operations and from discontinued operations per Ordinary share for the three months and six months ended June 30, 2006 when the effect of such inclusion was dilutive. Options and warrants were excluded from the calculation of diluted loss per Ordinary share for the three months and six months ended June 30, 2005 from continuing operations and diluted loss per Ordinary share because the effect would have been antidilutive.

8.	Segment Reporting and Concentration of Risk

The Company is a life sciences-driven enterprise engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). Our organization is structured in a functional manner. The Chairman and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker manages Senetek PLC based primarily on broad functional categories of research, development, sales, marketing and administrative expenses. Effective January 1, 2006, for purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues by operating segment. As a result, operating expenses are no longer segregated by segment for purposes of assessing financial performance

Financial information regarding the operating segments was as follows:

	Six months ended June 30, 2006
Thousands of dollars	Pharmaceutical	Skincare	Total
Revenues	$713	$3,561	$4,274
Cost of sales	340	201	541

Gross Profit	373	3,360	3,733

Gross profit percentage	52%	94%	87%
Unallocated operating expenses			2,383

Operating income			$1,350

	Six months ended June 30, 2005
Thousands of dollars	Pharmaceutical	Skincare	Total
Revenues	$494	$2,222	$2,716
Cost of sales	280	93	373

Gross profit	214	2,129	2,343

Gross profit percentage	43%	96%	86%
Unallocated operating expenses			2,716

Operating loss			$(373)

	Three months ended June 30, 2006
Thousands of dollars	Pharmaceutical	Skincare	Total
Revenues	$292	$1,713	$2,005
Cost of sales	147	53	200

Gross profit	145	1,660	1,805

Gross profit percentage	50%	97%	90%
Unallocated operating expenses			1,271

Operating income			$534

	Three months ended June 30, 2005
Thousands of dollars	Pharmaceutical	Skincare	Total
Revenues	$205	$1,272	$1,477
Cost of sales	124	57	181

Gross profit	81	1,215	1,296

Gross profit percentage	40%	96%	88%
Unallocated operating expenses			1,212

Operating income			$84

For the six months ended June 30, 2006 and 2005, revenues from outside the United States (principally the United Kingdom) were approximately 8% and 18% of total revenues, respectively.

Two customers accounted for 66% and 16%, respectively, of revenues for the six months ended June 30, 2006. Four customers accounted for 48%, 18%, 12% and 10%, respectively, of revenues for the six months ended June 30, 2005.

Two customers accounted for 75% and 15%, respectively, of accounts receivable at June 30, 2006. Three customers accounted for 57%, 23% and 8% of accounts receivable at December 31, 2005.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarters ended June 30, 2006 and June 30, 2005, USITC made scheduled payments of approximately $44,000 under the $400,000 note agreement. USITC is current in its payments under the note agreement.

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

(b) Employment Contracts and Deferred Compensation Plans

The Company has an amended and restated employment agreement dated January 1, 2003 with Mr. Frank J. Massino, the Company’s Chairman and Chief Executive Officer, providing for a perpetual three-year term and an annual salary of not less than $319,000 per annum, subject to periodic increases in the discretion of the Compensation Committee of the Board of Directors. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. Mr. Massino was awarded an annual bonus for 2005 of $100,000, accrued by the Company in the year ended December 31, 2005. On April 6, 2006, the Board of Directors increased Mr. Massino’s base salary to $340,000.

(c) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2006.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.

11.	Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank (“Bank”) providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25 % per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms, or if the Company elects to terminate the Revolving Credit Agreement before its maturity. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, maintenance of a minimum of $300,000 in cash on deposit at Silicon Valley Bank, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined. As of June 30, 2006, the Company was in compliance with all covenants and was eligible to borrow up to $1,500,000 of the credit facility. On March 31, 2006, the Company borrowed $1,500,000 under the Revolving Credit Agreement in conjunction with the retirement of its Senior Secured Note (see Note 12), all of which remains outstanding at June 30, 2006.

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

On March 31, 2006, the Company paid the outstanding principal amount of the Notes and accrued interest, with the result that the Notes and outstanding Series A, B and D Warrants were canceled, the Noteholders’ designees on the Company’s Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E Warrants were issued. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the Notes, related to the extinguishment of the debt. The fair value of the Series E Warrants was determined to be less than the fair value of the cancelled warrants; therefore the Company did not recognize any additional expense related to the issuance of warrants. For the three months ended March 31, 2006, the Company paid $68,000 in interest related to the Notes.

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

In February 2006, we entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp ® in North America. Under the terms of the license agreement, Plethora assumes full responsibility for the drug regulatory process for Invicorp ® in North America and for establishing this important new therapy in the key North America market, and was granted certain rights with respect to the manufacture and marketing of Invicorp in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp ® through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp ® plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

In March 2006, we sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject ® device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject ® pre-filled with either epinephrine or six other scheduled parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject ® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

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

We believe that during the second quarter ended June 30, 2006, we made progress toward our 2006 revenue growth goals as a number of biologically active new compounds have advanced in clinical testing and trial. We believe that at least one of these new compounds will generate revenue in 2006.

For the second quarter of 2006, revenues from both Skincare and Pharmaceuticals increased compared to the second quarter of 2005. Revenues in the second quarter were $2,005,000 up 36% from the second quarter of 2005. The increase is principally attributed to increased royalties from Valeant Pharmaceuticals International stemming from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal and polyclonal antibodies by our commercial partner. Deferred revenues decreased as past cash advances of royalties were amortized to income.

The gross profit rate for the second quarter of 2006 was 90%, comparable to the gross profit rate for the second quarter of 2005 of 88%. Looking forward, we expect the gross profit percentage to approximate second quarter results for the remainder of 2006.

Our operating expenses increased by 5% from the second quarter of 2005 as a result of increased research and development spending in addition to increased costs in Administration, Sales and Marketing. We expect to continue to invest in research and development of new skincare products for the remainder of 2006 and our operating expenses may rise due to this investment.

Beginning in the first quarter of 2006, we adopted Statement of Financial Accounting Standard 123R on a modified prospective basis and incurred $30,000 of stock based compensation operating expense for the six months ended June 30, 2006 as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Our operating income for the six months ended June 30, 2006 was $1,350,000 compared to an operating loss of $(373,000) for the six months ended June 30, 2005.

On March 31, 2006, we retired our outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

We recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, our principal sources of liquidity included cash and cash equivalents resulting from Company operations and available borrowings. We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, our current cash position could be adversely impacted and our need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Cash, cash equivalents and short-term investments decreased to $2,540,000 at June 30, 2006 from $3,187,000 at December 31, 2005, principally reflecting that on March 31, 2006, we paid $3,289,000 to retire the Senior Secured Notes and we borrowed $1,500,000, the maximum available, on our revolving line of credit with Silicon Valley Bank.

Net cash provided by continuing operating activities totaled $500,000 for the six months ended June 30, 2006 compared to a net use of cash in operating activities of $1,223,000 for the six months ended June 30, 2005. The change is primarily attributed to the year-over-year increase in income from continuing operations.

Net cash provided by discontinued operations totaled $134,000 for the six months ended June 30, 2006 compared to $89,000 for the six months ended June 30, 2005.

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

You should read Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 for information pertaining to our critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lives assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

There have been no changes to our critical accounting policies since December 31, 2005, the date of our audited financial statements except as relates to the adoption of SFAS 123R effective January 1, 2006.

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

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

Revenues for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2006	% change in 2006	2005	2006	% change in 2006	2005
Segment
Skincare
Royalties from Licensing	$1,636	36%	$1,202	$3,302	55%	$2,137
Product Sales	77	10%	70	259	205%	85

Total Skincare	1,713	35%	1,272	3,561	60%	2,222
Pharmaceutical
Royalties on Antibodies	243	24%	196	662	39%	475
Sales of Polyclonal Antibodies	36	100%	—	36	100%	—
Sales of ED Product	13	44%	9	15	(21)%	19

Total Pharmaceutical	292	42%	205	713	44%	494

Total Revenue	$2,005	36%	$1,477	$4,274	57%	$2,716

Total revenues for the six months ended June 30, 2006 were $4,274,000; a 57% increase from total revenue of $2,716,000 for the six months ended June 30, 2005. The increase is principally attributed to increased Skincare royalties from Valeant Pharmaceuticals International stemming from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal antibodies by our commercial partner, offset, in part, by a reduction in royalties from Revlon as a result of a decision by Revlon to scale back a product line containing the Company’s Kinetin product. For the quarter ended June 30, 2006 Valeant royalties were $1,406,000; an increase of $668,000 over the quarter ended June 30, 2005. This increase was offset by a $49,000 reduction in royalties from Revlon as a result of product returns during the quarter. The product returns were primarily related to a decision by Revlon to scale back a product line containing the Company’s Kinetin product.

Gross Profit for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2006	% change in 2006	2005	2006	% change in 2006	2005
Segment
Skincare	$1,660	37%	$1,215	$3,360	58%	$2,129
Pharmaceutical	145	79%	81	373	75%	214

Total Gross Profit	$1,805	39%	$1,296	$3,733	59%	$2,343
Gross Profit Percentage
Skincare	83%		82%	78%		78%
Pharmaceutical	7%		6%	9%		8%

Total Gross Profit Percentage	90%		88%	87%		86%

Total gross profit for the six months ended June 30, 2006 was $3,733,000; a 59% increase from total gross profit of $2,343,000 at June 30, 2005. For the quarter ended June 30, 2006, gross profit was $1,805,000 as compared to $1,296,000 for the quarter ended June 30, 2005; an increase of 39%. This improvement for both the three and six months ended June 30, 2006 is primarily attributable to increased royalties from Valeant and higher sales of monoclonal antibodies by our commercial partner.

Gross profit percentage was generally comparable between periods.

Research and Development Expense for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2006	% change in 2006	2005	2006	% change in 2006	2005
Research and Development	$340	10%	$308	$612	(7)%	$658
Percentage of Total Revenue	17%		21%	14%		24%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing. Research and development expense decreased 7% in the six months ended June 30, 2006 from the six months ended June 30, 2005. This decrease was primarily attributed to curtailment of all research spending for Pharmaceuticals in conjunction with agreements with our commercial partners who have undertaken full responsibility for research on these products, partially offset by higher research spending on skincare product development in the second quarter of 2006, as indicated by the 10% increase of the quarter ended June, 30, 3006 as compared to the quarter ended June 30, 2005.

We expect to continue to allocate substantial resources to Skincare product development as a percentage of revenue, and research and development expense may increase in the future.

Administration, Sales and Marketing Expense for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2006	% change in 2006	2005	2006	% change in 2006	2005
Administration, Sales and Marketing	$931	3%	$904	$1,771	(14)%	$2,058
Percentage of Total Revenue	46%		61%	41%		76%

For the three and six months ended June 30, 2006 and 2005 the following Administration, Sales and Marketing expenses were incurred:

	Three Months		Six Months
Thousands of dollars	2006	2005	2006	2005
Expense Category
Payroll, Benefits and Consulting	$318	$319	$711	$900
Legal and Other Professional Fees	240	139	430	348
Rent and Office Expenses	106	130	174	287
Insurance-Liability	71	100	153	186
Travel and Related	113	73	182	125
Depreciation and Other Non-cash Expenses	31	47	49	88
Other	52	96	72	124

Total	$931	$904	$1,771	$2,058

For the three months ended June 30, 2006, administration, sales and marketing expenses increased by 3% over the prior year comparable period due primarily to legal costs for litigation and patent defense, travel related to contract and Company administration and recruiting costs.

For the six months ended June 30, 2006, administration, sales and marketing expenses decreased 14% from the six months ended June 30, 2005 due primarily to retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities), partially offset by increases noted above.

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

Our $1,500,000 line of credit with Silicon Valley Bank, which is fully drawn down at June 30, 2006, bears interest at the Silicon Valley Bank prime rate plus 1.00%, with a minimum rate of 8.25%. If interest rates increase or decrease by 1%, the effect would be immaterial. To the extent interest rates increase, we will incur increased interest expense.

We maintain operating cash accounts denominated in Danish Kroner and United Kingdom pounds and pay periodic operating expenses denominated in these currencies. We do not enter foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar because the related foreign denominated balances are not material.

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

Concentrated Revenue Base. For the six months ended June 30, 2006, two of our licensees, Valeant Pharmaceuticals International and Covance Antibody Services, Inc. (formerly Signet Laboratories, Inc.), accounted for 66% and 16%, respectively, of our total revenue and 75% and 15%, respectively, of our quarter-end net trade accounts receivable. Accordingly, the Company is dependent upon a relatively few licensees for the bulk of its current revenue, and the Company’s reliance upon its lead licensee, Valeant, has significantly increased. Furthermore, while the above mentioned customers have excellent payment history, we have no security for payment of such trade receivables, and should any of these licensees cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected.

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

Delisting of ADSs. Senetek’s ADSs were delisted from the NASDAQ SmallCap Market on November 10, 2004 and currently trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SNTKY”. The Company believes that no longer being listed on a national stock market may negatively impact prospects for a successful equity financing should such become necessary. Senetek intends to seek either to regain its listing on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) or to list on the American Stock Exchange as soon as the Company achieves eligibility under applicable initial listing standards, but there can be no assurance of the timing or success of such efforts.

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

Item 6.

EXHIBITS

(a) Exhibits

10.108	2006 Senetek Equity Plan (incorporation by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K filed on June 19, 2006

10.109	Amendment to Agreement between Senetek and Signet Laboratories, Inc. dated January 1, 2005 and Agreement between Senetek and RFMH dated July 21, 1994

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)

By:	/S/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: August 14, 2006

By:	/S/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2006