Form 10-Q
period 2006-09-30
SENETEK PLC /ENG/
filed 2006-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

☐  Yes    ☒  No

Number of Ordinary Shares outstanding as of November 14, 2006: 60,960,624

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED September 30, 2006

PART I FINANCIAL INFORMATION

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
Royalties and Licensing	$1,974	$1,627	$5,938	$4,240
Product Sales	53	17	363	121

Total Revenue	2,027	1,644	6,301	4,361

Cost of Sales:
Royalties and Licensing	167	202	546	536
Product Sales	41	110	203	150

Total Cost of Sales	208	312	749	686

Gross Profit	1,819	1,332	5,552	3,675

Operating Expenses:
Research and Development	369	454	980	1,112
Administration, Sales and Marketing	724	921	2,495	2,979

Total Operating Expenses	1,093	1,375	3,475	4,091

Operating Income (Loss)	726	(43)	2,077	(416)
Interest Income	36	23	74	63
Interest Expense (including amortization of debt discount)	(36)	(209)	(323)	(593)
Write-off of debt discount on retirement of Senior Secured Notes	—	—	(927)	—
Other income	—	2	—	2
Gain on Sale of Assets	1	—	251	—

Income (Loss) from Continuing Operations Before Income Taxes	727	(227)	1,152	(944)
Provision for Income Taxes	(1)	(39)	(21)	(83)

Income (Loss) from Continuing Operations	726	(266)	1,131	(1,027)

Discontinued operations:
Interest income	4	—	18	15
Gain on Sale of Operations	41	—	160	74

Income from Discontinued Operations	45	—	178	89

Net Income (Loss) attributable to Ordinary Stockholders	$771	$(266)	$1,309	$(938)

Earnings Per Share:
Basic and Diluted Income (Loss) from Continuing Operations	$0.01	$—	$0.02	$(0.02)
Basic and Diluted Income from Discontinued Operations	—	—	—	—

Basic and Diluted Net Income (Loss) per Ordinary share outstanding	$0.01	$—	$0.02	$(0.02)

Weighted average Basic Ordinary shares outstanding	60,961	60,961	60,961	60,895
Weighted average Diluted Ordinary shares outstanding	61,078	60,961	61,141	60,895

See accompanying notes.

Net income for the first, second and third quarters of 2006 included stock-based compensation expense of $8, $22 and $67 respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in the first three quarters of 2005 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Condensed Consolidated Financial Statements in the Form 10-Q for the three and nine months ended September 30, 2005 was $299 and $1,037, respectively, or a loss of $0.01 and $0.02, respectively, per basic and diluted share. See Note 6 to the Condensed Consolidated Financial Statements for additional information.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and Cash Equivalents	$2,809	$1,553
Short-Term Investments	—	1,634
Trade Receivables, net of allowance for doubtful accounts of $10 and $120, respectively	1,750	1,207
Non-trade Receivables	71	22
Inventory, net of provisions of $0 and $429, respectively	13	109
Prepaid Expenses and Other Current Assets	123	189

Total Current Assets	4,766	4,714
Property and Equipment—net	200	242
Intangibles	9	18
Asset held for sale	—	250
Goodwill	1,308	1,308

Total Assets	$6,283	$6,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$765	$466
Accrued Liabilities	571	1,255
Deferred Revenue and License Fees	797	797
Senior Secured Notes Payable—net of discount of $1,103 in 2005	—	2,186

Total Current Liabilities	2,133	4,704

Long-Term Liabilities
Line of Credit	1,500	—
Other Long - Term Liabilities	—	8
Deferred Revenue and License Fees	4,267	4,855
Stockholders’ Deficit
Ordinary Shares
Authorized shares: $0.08 (5 pence) par value: 100,000,000; 60,960,624 Issued and Outstanding shares in 2006 and 2005	4,919	4,919
Share Premium	84,846	84,749
Accumulated Deficit	(91,416)	(92,725)
Accumulated Other Comprehensive Income—Currency Translation	34	22

Total Stockholders’ Deficit	(1,617)	(3,035)

Total Liabilities and Stockholders’ Deficit	$6,283	$6,532

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands, except Ordinary Shares)

(unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income– Currency Translation	Net Stockholder Deficit
Balances, January 1, 2006	60,960,624	$4,919	$84,749	$(92,725)	$22	$(3,035)
Stock based compensation expense related to employee and director stock options	—	—	97	—	—	97
Comprehensive Income
Net Income Attributable to Ordinary Stockholders	—	—	—	1,309	—	1,309
Translation reserve	—	—	—	—	12	12

Total Comprehensive Income	—	—	—	1,309	12	1,321

Balances, September 30, 2006	60,960,624	$4,919	$84,846	$(91,416)	$34	$(1,617)

For the nine months ended September 30, 2005 the translation loss was $(28) and total comprehensive loss was $(966).

For the three months ended September 30, 2006 the translation loss was $(19) and total comprehensive income was $752.

For the three months ended September 30, 2005 the translation loss was $(1) and total comprehensive loss was $(267).

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,309	$(938)
Gain from sale of discontinued operations	(160)	(74)
Income from discontinued operations	(18)	(15)

Income (Loss) from Continuing Operations	1,131	(1,027)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of assets	(251)	—
Depreciation and amortization, including $176 and $114 related to debt discount in 2006 and 2005	229	552
Write-off of debt discount on retirement of Senior Secured Notes	927	—
Stock based compensation	97	3
Stock issued for deferred compensation	—	72
Changes in assets and liabilities:
Trade receivables	(543)	(246)
Non-trade receivables	(49)	85
Inventory	96	107
Prepaid expenses and other current assets	66	140
Accounts payable and accrued liabilities	(393)	(342)
Deferred revenue and license fees	(588)	(603)

Net Cash Provided by (Used in) Continuing Operations	722	(1,259)
Net Cash Provided by Discontinued Operations	18	15

Net Cash Provided by (Used in) Operating Activities	740	(1,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	160	74
Proceeds from the sale of short-term investments	1,634	—
Purchase of short term investments	—	(50)
Proceeds from sale of assets held for sale	500	—
Purchases of property and equipment	(1)	(7)

Net Cash Provided by (Used in) Investing Activities	2,293	17

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payment on Debt	—	(23)
Prepayment of Senior Secured Notes	(3,289)	—
Proceeds from bank line of credit	1,500	—

Net Cash Used in Financing Activities	(1,789)	(23)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,244	(1,250)
Cash and cash equivalents at the beginning of period	1,553	2,938
Effect of exchange rate changes on cash	12	(28)

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$2,809	$1,660

Non-Cash Financing Transaction:

During the nine months ended September 30, 2005, the Company issued 298,926 shares of common stock in settlement of approximately $72 of accrued liabilities associated with the termination of its Deferred Compensation Plans.

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

We are a life sciences product development company with an extensive array of intellectual properties covering in excess of 2,000 patented and patent applied for compounds and uses targeting the science of aging to include skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer. Our business is comprised of two segments, Skincare and Pharmaceutical. The Skincare segment represents dermatological/skincare compounds principally addressing photoaging and other skincare needs and the Pharmaceutical segment currently addresses sexual dysfunction and drug delivery of liquid injectable products (automatic injectors).

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Future Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for annual financial statements covering the first fiscal year beginning after December 15, 2006. The Company believes that adoption of FIN No. 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” to clarify how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The staff believes that registrants must quantify the impact of correcting all misstatements using two common approaches and would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company believes that adoption of SAB No. 108 will not have a material impact on the financial statements.

3.	Goodwill

The Company’s recorded goodwill resulted from the acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment.

4.	Inventory

Inventory is valued at the lower of cost or market. Inventory at September 30, 2006 of $13,000 consists of raw materials. The December 31, 2005 inventory of $109,000 is comprised of $77,000 in raw materials and $32,000 in finished goods. The December 31, 2005 inventory is net of reserves of $62,000 for raw materials and $367,000 for finished goods. In conjunction with the sale of certain of its raw materials inventory and finished goods inventory in January 2006, the Company reversed its inventory reserves.

5.	Assets Held for Sale

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject pre-filled with epinephrine and other parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for the three and nine month periods ended September 30, 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during the three months ended September 30, 2006 and the nine months ended September 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized during the period(s) had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) for the three months and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Administration, Sales and Marketing	$64	$93
Research and Development	3	4

Stock-based compensation expense included in operating expenses and net income	$67	$97

The table below reflects basic and diluted net loss per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005 (in thousands except per-share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Reported net income (loss)	$771	$(266)	$1,309	$(938)
Stock-based compensation expense related to employee stock options	—	(33)	—	(99)

Net income (loss), including the effect of stock-based compensation expense	$771	$(299)	$1,309	$(1,037)
Basic and diluted earnings (loss) per share – as reported	$0.01	$(0.01)	$0.02	$(0.02)
Basic and diluted earnings (loss) per share, including the effect of stock-based compensation	$0.01	$(0.01)	$0.02	$(0.02)

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

On August 1, 2006, the Company granted 25,000 stock options with an estimated total grant-date fair value of $4,000. Of this amount, the Company estimated that the stock-based compensation for awards not expected to vest was $1,000.

During the nine months ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $97,000.

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $215,000.

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

Senetek Equity Plan

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Options are granted at the discretion of the Compensation Committee of the Board of Directors. The options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 36 months. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule. The Plan is subject to the approval of the Company’s stockholders within twelve months after the date of the Board’s initial adoption of the Plan. 1,900,000 stock options were granted on June 6, 2006 at a price of $0.26 per share and 25,000 stock options were granted on August 1, 2006 at a price of $0.24 per share. The grants were made at the closing stock price on the grant date. As of September 30, 2006, there were no restricted stock awards granted under the Senetek Equity Plan.

There are two share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants have been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the nine months ended September 30, 2006 or 2005 and no stock options were exercised. During the nine months ended September 30, 2006, 1,284,219 options granted under the Plans were cancelled or expired.

At September 30, 2006, 1,925,000 stock options with a weighted average exercise price of $0.26 were outstanding under the Senetek Equity Plan, none of which were exercisable.

At September 30, 2006, 2,980,000 stock options with a weighted average exercise price of $1.26 were outstanding under Plan 1, of which, 2,926,177 stock options with a weighted average exercise price of $1.26 were exercisable.

At September 30, 2006, 780,000 stock options with a weighted average exercise price of $0.76 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options at September 30, 2006 and December 31, 2005 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model.

Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted during the nine months ended September 30, 2006 were volatility of 80%, average risk free investment rate of 5%, expected life of 7 years and no dividend yield.

Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted prior to January 1, 2006 were volatility range of 71% to 82% (2002 and 2003), risk free investment rate of 4% (2002 and 2003), expected life of 7 years (2002 and 2003) and no dividend yield (2002 and 2003).

7.	Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Options and warrants to purchase Ordinary shares totaling 8,785,000 and 19,939,001 were outstanding at September 30, 2006 and 2005, respectively.

Options and warrants to purchase Ordinary shares were included in the computation of diluted earnings from continuing operations and from discontinued operations per Ordinary share for the three months and nine months ended September 30, 2006 when the effect of such inclusion was dilutive. Options and warrants were excluded from the calculation of diluted loss per Ordinary share for the three months and nine months ended September 30, 2005 from continuing operations and diluted loss per Ordinary share because the effect would have been antidilutive.

8.	Segment Reporting and Concentration of Risk

The Company is a life science product development company engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Our business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). Our organization is structured in a functional manner. The Chairman and Chief Executive Officer was identified as the Company’s Chief Operating Decision Maker as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining the information reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker uses for operational decisions and assessing financial performance. The Company’s Chief Operating Decision Maker manages Senetek PLC based primarily on broad functional categories of research, development, sales, marketing and administrative expenses. Effective January 1, 2006, for purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues by operating segment. As a result, operating expenses are no longer segregated by segment for purposes of assessing financial performance.

Financial information regarding the operating segments was as follows:

	Nine months ended September 30, 2006
	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$993	$5,308	$6,301
Cost of sales	473	276	749

Gross Profit	520	5,032	5,552

Gross profit percentage	52%	95%	88%
Unallocated operating expenses			3,475

Operating income			$2,077

	Nine months ended September 30, 2005
	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$813	$3,548	$4,361
Cost of sales	456	230	686

Gross Profit	357	3,318	3,675

Gross profit percentage	44%	94%	84%
Unallocated operating expenses			4,091

Operating loss			$(416)

	Three months ended September 30, 2006
	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$279	$1,748	$2,027
Cost of sales	133	75	208

Gross Profit	146	1,673	1,819

Gross profit percentage	52%	96%	90%
Unallocated operating expenses			1,093

Operating income			$726

	Three months ended September 30, 2005
	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$318	$1,326	$1,644
Cost of sales	174	138	312

Gross Profit	144	1,188	1,332

Gross profit percentage	45%	90%	81%
Unallocated operating expenses			1,375

Operating loss			$(43)

For the nine months ended September 30, 2006 and 2005, revenues from outside the United States (principally the United Kingdom) were approximately 10% and 17% of total revenues, respectively.

Two customers accounted for 67% and 16%, respectively, of revenues for the nine months ended September 30, 2006. Four customers accounted for 49%, 18%, 13% and 12%, respectively, of revenues for the nine months ended September 30, 2005.

Two customers accounted for 71% and 14%, respectively, of accounts receivable at September 30, 2006. Three customers accounted for 57%, 23% and 8% of accounts receivable at December 31, 2005.

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarter ended September 30, 2006, USITC made the scheduled payment of approximately $44,000 under the $400,000 note agreement. However the payment that was due during the quarter ended September 30, 2005 was received on October 2, 2005 and therefore recorded in the quarter ended December 31, 2005. USITC is current in its payments under the note agreement.

10.	Commitments and Contingencies

(a) Litigation

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and filed a breach of contract suit against Bachem for the same matter in the United Kingdom. The parties are proceeding with pretrial discovery.

(b) Employment Contracts

The Company has an amended and restated employment agreement dated January 1, 2003 with Mr. Frank J. Massino, the Company’s Chairman and Chief Executive Officer, providing for a perpetual three-year term and an annual salary of not less than $319,000 per annum, subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. Mr. Massino was awarded an annual bonus for 2005 of $100,000, accrued by the Company in the year ended December 31, 2005. On April 6, 2006, the Board of Directors increased Mr. Massino’s base salary to $340,000.

(c) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2006.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

11.	Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank (“Bank”) providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25 % per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms, or if the Company elects to terminate the Revolving Credit Agreement before its maturity. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, maintenance of a minimum of $300,000 in cash on deposit at Silicon Valley Bank, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined. As of September 30, 2006, the Company was in compliance with all covenants and was eligible to borrow up to $1,500,000 of the credit facility. On March 31, 2006, the Company borrowed $1,500,000 under the Revolving Credit Agreement in conjunction with the retirement of its Senior Secured Note (see Note 12), all of which remains outstanding at September 30, 2006.

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

Company Overview

We are a life sciences product development company with an extensive array of intellectual properties covering in excess of 2,000 patented and patent applied for compounds and uses targeting the science of aging to include skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer.

Our business is comprised of two segments, Skincare and Pharmaceutical.

The Skincare segment represents dermatological/skincare compounds principally addressing photoaging and other skincare needs that we license to pharmaceutical and cosmetic companies. We currently have a number of licensing agreements including significant licensing arrangements with Valeant Pharmaceuticals International and The Body Shop. Our license agreement with Valeant includes minimum guaranteed royalties in excess of $30 million during the life of the agreement, which expires in 2010.

Skincare products include Kinetin (N6-furfuryladenine) which has been found to retard aging of plants and, in research done on human skin fibroblasts, has delayed the signs of cell aging, multi-nucleation and loss of organizational structure, and Zeatin, an analogue of Kinetin. We are also at varying stages in the process of evaluating, developing and marketing a number of other biologically active compounds to supplement our Skincare business.

The Pharmaceutical segment is comprised of:

•	Invicorp®, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”) licensed to Ardana Bioscience Ltd. and Plethora Solutions Holdings PLC who have assumed full financial and drug regulatory process responsibility. Our license agreements provide that we participate in the success of Invicorp® through royalties and milestone payments.

•	Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, we sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject ® device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject ® pre-filled with epinephrine and other parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject ® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

•	Monoclonal antibodies used in Alzheimer’s and other disease research which we license from the Research Foundation for Mental Hygiene (“RFMH”) and sell to Covance Antibody Services Inc.

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

We believe that during the third quarter ended September 30, 2006, we made progress toward our 2006 revenue growth goals. We completed clinical testing and trial on one new biologically active compound, Pyratine-6, and we are currently in discussions with potential licensees. Clinical trials are currently underway for another compound, 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial. We believe that we will achieve our goal of revenue generation from at least one new compound in 2006.

For the third quarter of 2006, revenues from both Skincare and Pharmaceuticals increased compared to the third quarter of 2005. Revenues in the third quarter were $2,027,000 up 24% from the third quarter of 2005. The increase is principally attributed to increased royalties from Valeant Pharmaceuticals International resulting from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal and polyclonal antibodies by our commercial partner. Deferred revenues decreased as past cash advances of royalties were amortized to income.

The gross profit rate for the third quarter of 2006 was 90%, compared to 81% for the third quarter of 2005. Skincare gross profit percentage was higher for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 because 2005 included approximately $130,000 of inventory reserves. Pharmaceutical gross profit percentage was higher for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 because 2005 cost of sales included the amortization of supplemental manufacturing and distribution fees for monoclonal antibodies. Looking forward, we expect the gross profit percentage to approximate third quarter results for the remainder of 2006.

Our operating expenses for the nine months ended September 30, 2006 decreased by 15% from the nine months ended September 30, 2005 principally as a result of retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities). We expect to increase investment in research and development of new skincare products and to market newly developed compounds. Our operating expenses may rise due to this investment.

Beginning in the first quarter of 2006, we adopted Statement of Financial Accounting Standard 123R on a modified prospective basis. We have incurred $97,000 of stock based compensation operating expense for the nine months ended September 30, 2006 as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Our operating income for the nine months ended September 30, 2006 was $2,077,000 compared to an operating loss of $(416,000) for the nine months ended September 30, 2005.

On March 31, 2006, we retired our outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

We recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, our principal sources of liquidity included cash and cash equivalents resulting from Company operations and available borrowings. We believe our cash and cash equivalents and cash expected to be generated by our business activities will be sufficient to meet our working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, our current cash position could be adversely impacted and our need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $722,000 for the nine months ended September 30, 2006 compared to a net use of cash in continuing operating activities of $(1,259,000) for the nine months ended September 30, 2005. The change is primarily attributed to the year-over-year increase in income from continuing operations offset by an increase in trade receivables commensurate with increased revenues.

Net cash provided by discontinued operations totaled $178,000 for the nine months ended September 30, 2006 as compared to $89,000 for the nine months ended September 30, 2005.

Cash, cash equivalents and short-term investments decreased to $2,809,000 at September 30, 2006 from $3,187,000 at December 31, 2005, principally reflecting net cash provided by continuing and discontinued operations of $740,000 for the nine months ended September 30, 2006, net cash proceeds of $500,000 from the sale of Reliaject ® assets, and borrowings of $1,500,000, the maximum available, on our revolving line of credit with Silicon Valley Bank reduced by $3,289,000 paid to retire the Senior Secured Notes on March 31, 2006.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, inventory reserves, depreciation and amortization, contingencies, intangible assets, goodwill and other assets. We base our estimates on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management, on an ongoing basis, reviews these estimates and judgments. Our Board of Directors reviews any changes in our methodology for arriving at our estimates, and discusses the appropriateness of any such changes with management and our independent auditors on a quarterly basis.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

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

Revenues for the three and nine months ended September 30

Thousands of dollars	Three Months Ended September 30			Nine Months Ended September 30
	2006	% change in 2006	2005	2006	% change in 2006	2005
Segment
Skincare
Royalties from Licensing	$1,715	31%	$1,314	$5,016	46%	$3,451
Product Sales	33	175%	12	292	201%	97

Total Skincare	1,748	32%	1,326	5,308	50%	3,548
Pharmaceutical
Royalties on Antibodies	259	(18%)	313	922	17%	789
Sales of Polyclonal Antibodies	20	—	—	57	—	—
Sales of ED Product	—	—	5	14	(42%)	24

Total Pharmaceutical	279	(13%)	318	993	22%	813

Total Revenue	$2,027	24%	$1,644	$6,301	45%	$4,361

Total revenues for the three months ended September 30, 2006 were $2,027,000; a 24% increase from total revenue of $1,644,000 for the three months ended September 30, 2005. The increase is principally attributed to increased Skincare royalties from Valeant Pharmaceuticals International resulting from the July 2005 amendment to its Kinetin and Zeatin license agreement. For the quarter ended September 30, 2006 Valeant royalties were $1,406,000; an increase of $571,000 over the quarter ended September 30, 2005. This increase was offset by a $157,000 reduction in quarter to quarter comparable royalties from Revlon due to a scale back of a Revlon product line containing the Company’s Kinetin product.

Total revenues for the nine months ended September 30, 2006 were $6,301,000; a 45% increase from total revenue of $4,361,000 for the nine months ended September 30, 2005. The increase is principally attributed to increased Skincare royalties from Valeant Pharmaceuticals International resulting from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal antibodies by our commercial partner, offset by a reduction in royalties from Revlon. For the nine months ended September 30, 2006 Valeant royalties were $4,219,000; an increase of $2,092,000 over the nine months ended September 30, 2005. This increase was offset by a $355,000 reduction in royalties from Revlon due to a scale back of a Revlon product line containing the Company’s Kinetin product.

Gross Profit for the three and nine months ended September 30

Thousands of dollars	Three Months Ended September 30			Nine Months Ended September 30
	2006	% change in 2006	2005	2006	% change in 2006	2005
Segment
Skincare	$1,673	41%	$1,188	$5,032	52%	$3,318
Pharmaceutical	146	(2%)	144	520	46%	357

Total Gross Profit	$1,819	37%	$1,332	$5,552	51%	$3,675
Gross Profit Percentage
Skincare	96%		90%	95%		94%
Pharmaceutical	52%		45%	52%		44%

Total Gross Profit Percentage	90%		81%	88%		84%

Total gross profit for the three months ended September 30, 2006 was $1,819,000; a 37% increase from total gross profit of $1,332,000 for the three months ended September 30, 2005. This improvement is primarily attributable to increased royalties from Valeant.

Total gross profit for the nine months ended September 30, 2006 was $5,552,000; a 51% increase from total gross profit of $3,675,000 for the nine months ended September 30, 2005. This improvement is primarily attributable to increased royalties from Valeant and higher sales of monoclonal antibodies by our commercial partner.

Skincare gross profit percentage was higher for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 because 2005 included approximately $130,000 of inventory reserves.

Pharmaceutical gross profit percentage was higher for the three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005 because 2005 cost of sales included the amortization of supplemental manufacturing and distribution fees for monoclonal antibodies.

Research and Development Expense for the three and nine months ended September 30

Thousands of dollars	Three Months Ended September 30			Nine Months Ended September 30
	2006	% change in 2006	2005	2006	% change in 2006	2005
Research and Development	$369	(19%)	$454	$980	(12%)	$1,112
Percentage of Total Revenue	18%		28%	16%		26%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense decreased 19% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease was primarily attributed to curtailment of all research spending for Pharmaceuticals in conjunction with agreements with our commercial partners who have undertaken full responsibility for research on these products, partially offset by higher research and product testing spending on skincare products.

Research and development expense decreased 12% in the nine months ended September 30, 2006 from the nine months ended September 30, 2005. This decrease was primarily attributed to curtailment of all research spending for Pharmaceuticals in conjunction with agreements with our commercial partners who have undertaken full responsibility for research on these products, partially offset by higher research and product testing spending on skincare products.

We expect to continue to allocate substantial resources to Skincare product development as a percentage of revenue, and research and development expense may increase in the future.

Administration, Sales and Marketing for the three and nine months ended September 30

Thousands of dollars	Three Months Ended September 30			Nine Months Ended September 30
	2006	% change in 2006	2005	2006	% change in 2006	2005
Administration, Sales and Marketing	$724	(21%)	$921	$2,495	(16%)	$2,979
Percentage of Total Revenue	36%		56%	40%		68%

For the three and nine months ended September 30, 2006 and 2005 the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2006	2005	2006	2005
Expense Category
Payroll, Benefits and Consulting	$289	$337	$1,000	$1,244
Legal and Other Professional Fees	147	252	577	596
Rent and Office Expenses	61	160	235	446
Insurance-Liability	78	87	231	274
Travel and Related	55	63	236	188
Depreciation and Other Non-cash Expenses	66	30	115	115
Other	28	(8)	101	116

Total	$724	$921	$2,495	$2,979

For the three months ended September 30, 2006, administration, sales and marketing expenses decreased by 21% over the prior year comparable period due primarily to retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities).

For the nine months ended September 30, 2006, administration, sales and marketing expenses decreased 16% from the nine months ended September 30, 2005 due primarily to retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities).

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

Our $1,500,000 line of credit with Silicon Valley Bank, which is fully drawn down at September 30, 2006, bears interest at the Silicon Valley Bank prime rate plus 1.00%, with a minimum rate of 8.25%. As at September 30, 2006 the rate on our borrowing from Silicon Valley Bank was 9.25%. If interest rates increase or decrease by 1%, the effect would be immaterial. To the extent interest rates increase, we will incur increased interest expense.

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

PART II OTHER INFORMATION

Item 1:

LEGAL PROCEEDINGS

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and filed a breach of contract suit against Bachem for the same matter in the United Kingdom. The parties are proceeding with pretrial discovery.

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

Limited Product Portfolio and Relatively Fixed Revenue Stream. Substantially our entire current revenue base is derived from license fees, which are amortized into income over the terms of the licenses, or royalties earned on licensees’ sales of such licensed products, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect the payments received from a commercial partner on sales of monoclonal antibodies produced from cell lines licensed to the Company, net of the amounts remitted to licensor. If our patents on Kinetin were successfully challenged and our Kinetin licensees sought to terminate their licenses, our revenue stream could be substantially curtailed, and if the monoclonal antibody patents were successfully challenged or our licensor ceased receiving certain support, our monoclonal antibody revenues would be reduced or eliminated. Additionally, our present licensee revenue stream is tied to our licensees’ sales of licensed product subject to contracts that include guaranteed minimum royalties. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories, since our July 2005 license with Valeant Pharmaceuticals prohibits any new Kinetin licenses or expansions of existing Kinetin licenses and grants Valeant Pharmaceuticals sole and exclusive rights to Zeatin. Should we be faced with significant cash requirements in excess of our internally generated funds, our capital resources might be inadequate to fund our capital needs, as described below. Although the Company is confident in its ability to increase its royalties from existing license agreements and to develop new compounds for additional licensing, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate a new license and achieve new product launches, make it difficult for us to significantly increase our revenue in a short time frame.

Concentrated Revenue Base. For the nine months ended September 30, 2006, two of our licensees, Valeant Pharmaceuticals International and Covance Antibody Services, Inc. (formerly Signet Laboratories, Inc.), accounted for 67% and 16%, respectively, of our total revenue and 71% and 14%, respectively, of our quarter-end net trade accounts receivable. Accordingly, the Company is dependent upon a small number of licensees for the bulk of its current revenue, and the Company’s reliance upon its lead licensee, Valeant, has significantly increased. Furthermore, while the above mentioned customers have excellent payment history, we have no security for payment of such trade receivables, and should any of these licensees cease paying receivables when due or cease performing under their respective licenses, our results would be adversely affected.

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

Delisting of ADSs. Senetek’s ADSs were delisted from the NASDAQ Small Cap Market on November 10, 2004 and currently trade on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SNTKY”. The Company believes that no longer being listed on a national stock market may negatively impact prospects for a successful equity financing should such become necessary. Senetek intends to seek either to regain its listing on the NASDAQ Small Cap Market (now the NASDAQ Capital Market) or to list on the American Stock Exchange as soon as the Company achieves eligibility under applicable initial listing standards, but there can be no assurance of the timing or success of such efforts.

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

There is also a risk, particularly for so long as our ADSs’ market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company’s ADS holders a fair value for their interests in the Company. The English Companies Act, under which Senetek is organized, does not permit adoption of so-called defensive provisions in the Company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company’s Board of Directors on behalf of the Company’s shareholders although the Company’s Revolving Credit Agreement with Silicon Valley Bank would permit the lender to terminate the agreement and declare amounts outstanding to be due and payable in the event of a “change in control” as defined in the agreement.

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

Competitive ED Therapies. There can be no assurance that new ED medications will not be developed to fulfill many, if not all, of ED patients’ needs that are currently unmet. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. While we believe that there will nevertheless be a market for our Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, there can be no assurance of this.

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

Item 6:

EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

By:	/s/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer

Date: November 14, 2006

By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2006