Form 10-K
period 2006-12-31
SENETEK PLC /ENG/
filed 2007-04-09
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 0-14691

SENETEK PLC

(Exact Name of registrant as specified in its Charter)

England	77-0039728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

831 Latour Court, Napa, California, U.S.A.	94558
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (707) 226-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

AMERICAN DEPOSITARY SHARES

(each American Depositary share represents

1 Ordinary share, pound sterling 0.05 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                         Accelerated filer  ☐                                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2006 was $15,106,292.

As of March 27, 2007, the Registrant had 60,960,624 ordinary shares outstanding, including 60,596,373 shares issued at March 27, 2007 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 10 through 14 of this Annual Report, “Risk Factors”, on pages 15 through 18 of this Annual Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 28 through 37. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

Overview

Senetek PLC is a life sciences product development company with an extensive array of intellectual properties targeting the science of aging targeting skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer. The Company’s mission is to be a leader in the development and commercialization of life sciences technology.

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”), Senetek Asia Limited (“HK”) and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carmé Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation.

You should read the “Risk Factors” section beginning on page 10 of this Annual Report which discusses certain risks that could affect the Company. For detailed financial information, please consult the Company’s financial statements included in this Annual Report.

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2005 and 2004 fiscal years, in addition to its interim financial reports on Form 10-Q for fiscal 2006 and 2005, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Investor Relations, 831 Latour Court, Napa, California, 94558.

Recent Developments

On March 16, 2007, the Company received $1,312,000 in settlement of claims against professional services providers arising over past performance related matters. $1,200,000 of this amount was paid in cash and the remainder represents a write-off of fees owed.

The Company has recorded the settlement as income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

On March 30, 2007, Senetek PLC and Valeant Pharmaceuticals North America (“Valeant”) completed a License and Intellectual Property Acquisition Agreement (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011.

This transaction was non-dilutive to the Company’s shareholders and provides it the working capital to rapidly accelerate development of its rich pipeline of proprietary compounds, to acquire products, and to achieve its corporate goal of commercializing one new compound each year. The Company’s focus will be direct participation in sales and marketing of new products employing its new compounds to achieve a greater economic benefit to us. The Company will also target the potentially lucrative prescription dermatological drug market for indications that are addressable by its products.

In connection with this transaction, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000.

The Company’s revenue from Kinetin and Zeatin in 2006 was $7,042,000, or 84% of its total revenue. Of this, $5,624,000, or 67% of total revenue, was from Valeant.

The Company expects its 2007 revenue and net income to increase significantly from 2006. The $21 million cash payment will be fully includable in 2007 revenues along with approximately $3,750,000 in previously deferred revenue. However the Company expects its revenues in 2008 and beyond to decrease significantly unless the Company is able to develop new sources of revenues to replace its royalties from Valeant.

Commercial Products

Skincare and Dermatological Therapeutics

Kinetin and Zeatin

The Company has developed and patented Kinetin (N6-furfuryladenine), a cytokinin (naturally occurring plant growth factor) which has been found to retard aging of plants. In research done on human skin fibroblasts, Kinetin delayed the signs of cell aging, multi-nucleation and loss of organizational structure, as well as other biochemical and morphologic changes associated with aging. Kinetin also has been shown to be a powerful antioxidant, acting as a free radical scavenger. In clinical studies at the University of California, Irvine, Kinetin showed excellent response rates in ameliorating the clinical signs of photo damaged skin, including the appearance of fine lines and wrinkles, reducing mottled hyperpigmentation and smoothing roughness, and in contrast to other anti-aging products such as retinoids and alpha-hydroxy acids, Kinetin did not produce any clinical signs or symptoms of skin irritation, did not result in skin sensitivity to the sun, and did not break down the skin’s natural barrier function causing moisture loss but in fact significantly reduced trans-epidermal moisture loss.

Zeatin is an analogue of Kinetin. In an in vitro study completed early in 2004 at the University of Aarhus, Denmark, evaluating the effects of two concentrations of Zeatin on cultured human skin fibroblasts over their approximately 300 day lifespan, uniformly positive results were obtained. These results were reported in Rejuvenation Research in December 2004. These results were confirmed and broadened in human clinical trials announced via press release by the Company in January 2005. These studies were conducted at the Department of Dermatology, University of California at Irvine and RCTS, Inc., an independent commercial laboratory in Irving, Texas.

The Company has licensed Kinetin and Zeatin with a strategy to build a global distribution system across all channels of distribution with partners that have the capability to successfully market finished Kinetin and Zeatin based products. Licensees are:

Kinetin

Licensee/Trademark	Channel of Trade	Geography	License Expiration
Valeant Pharmaceuticals International Kinerase®	All channels of trade subject to rights of licensees listed below	Exclusive Worldwide	2010

The Body Shop Skin Releaf®	Body Shop retail stores, kiosks, catalogs and websites	Non-exclusive North America Europe Asia	2013

Osmotics Corporation	Prestige (department stores and perfumeries)	Non-exclusive Worldwide	2020

Obagi Medical Products (OMP)	Certain drug stores and cosmetic stores	Non-exclusive Japan	2020

Revlon Consumer Products Corporation Almay® Kinetin	Mass market	Non-exclusive Worldwide	2011

Vivier Pharma Inc.	Dermatologists, pharmacies and other ethical (physician) markets	Non-exclusive United States and Canada	2008

Panion & BF Biotech Inc.	Ethical, prestige, salon, spa (except Korea) and stores owned or controlled by Formosa Biomedical Technology	Non-exclusive Most Asian nations	2011

Lavipharm S.A. Castalia®	Ethical and pharmacy	Non-exclusive Greece, Cyprus and certain near Asian and Latin American countries	2011

Ferrosan A/S Imedeen®	Prestige, natural products, mass market and direct-to-consumer	Non-exclusive Worldwide	2020

pH Advantage LLC	Prestige retail stores, salons, spas and direct-to-consumer	United States	2011

Zeatin

Licensee/Trademark	Channel of Trade	Geography	License Expiration Date
Valeant Pharmaceuticals International Kinerase®	All channels of trade	Exclusive Worldwide	2010

In 2003, the Company completed development of its own proprietary product line, Kinetin Plus™ Age Defiant®, consisting of eight products. A July 2005 amendment to the Valeant Pharmaceuticals International license required the Company to discontinue sales of this product line by January 15, 2006 and to dispose of its remaining inventory. All related inventory as of December 31, 2005 was sold (as required) by the January 15, 2006 date.

Pyratine-6 (PRK 124) and 4HBAP

Pyratine-6 and 4HBAP are two recently developed skincare compounds that have undergone successful clinical trials. They have shown significant results related to treatment for fine and course wrinkles, roughness and hyperpigmentation.

For both compounds, the Company may opt to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure.

Erectile Dysfunction

The Company developed and patented Invicorp®, an intracavernous injection therapy for the treatment of male erectile dysfunction (“ED”). Senetek’s patent covers several alternative combinations of active ingredients, though the formulation for which clinical trials were conducted and regulatory filings made is limited to one of these, a combination of vasoactive intestinal polypeptide (“VIP”), a 28-amino-acid peptide found naturally in the human male and female urogenital tracts and central and peripheral nervous systems, and phentalomine mesylate (“PMS”), which was found to enhance VIP’s ability to cause erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow.

In June 2004, the Company entered into an exclusive license with Ardana Bioscience Ltd, a privately-held specialty pharmaceutical company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp® in the European Union and European Free Trade Area. Under the license agreement, Ardana assumed full financial responsibility for completing the European drug regulatory process for Invicorp® and seeking national marketing approvals throughout Europe. The license agreement provides for Senetek to receive royalties that potentially reach 12% based on Ardana’s and its sub-licensees’ net sales of Invicorp® plus milestone payments upon regulatory approvals in specified major markets and achievement of specified cumulative net sales in Europe. Under its agreement, Ardana has certain rights with respect to the manufacture and marketing of Invicorp® in other world markets.

Invicorp® was approved for marketing in Denmark in December 2006 under the European Mutual Recognition Procedure (“MRP”) and Ardana began commercial sales of Invicorp® in Denmark. Following Denmark’s approval of the MRP dossier for Invicorp® and release of translated copies to those Member States selected to receive it, such Member States will have a period in which they may review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization.

In February 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, a London Stock Exchange-traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp® in North America. Under the terms of the license agreement, Plethora assumes full financial responsibility for the drug regulatory process for Invicorp® in North America and for establishing this important new therapy in the key North American market, and was granted certain rights with respect to the manufacture and marketing of Invicorp® in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp® through double digit royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp® plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

Management believes that the commercial potential of products for the treatment of ED is significant, and that the Company’s license agreements with Ardana and Plethora, as they may be expanded or augmented, may generate significant income in the future as this drug gains marketing approvals. In a study released in 2002 by the pharmaceuticals market research firm of Decision Resources, Inc., it was estimated that in 2001 some 70 million men in the seven major pharmaceutical markets covered by the study (the United States, France, Germany, Italy, Spain, the United Kingdom and Japan) suffered from some degree of ED. The incidence of ED increases with age, and therefore is expected to grow as the median age of the world’s population increases. ED is also associated with a number of common conditions including arteriosclerosis, diabetes, hypertension and the use of such medications as beta blockers and tricyclic antidepressants. According to the 2002 Study, major-market sales of drugs and devices to treat ED totaled $1.3 billion in 2001 and are expected to grow at an annual rate of 10%, reaching $3.6 billion in 2011. Oral medications (principally Pfizer, Inc.’s sildenafil product Viagra®) represented in excess of 92% of total 2001 sales of ED products in the studied markets, but these oral therapies are ineffective, medically contraindicated or otherwise unsuitable for significant numbers of ED sufferers, who opt for “second line” injection therapies or penile implants, or who may forego therapy altogether. Specifically, the 2002 Study found that men whose ED is classified as moderate to severe (those most likely to seek treatment) show a markedly lower response rate to sildenafil and other oral therapies than do those with mild ED; that certain patient groups (including diabetics, who have a high incidence of ED) experience particularly low response rates to sildenafil; that sildenafil is contraindicated for patients who take any form of nitrates (a group that represents 5-10% of men with ED); and that men who take both sildenafil and drugs such as erythromycin or cholesterol-lowering agents, which are metabolized by the same isoenzymes as sildenafil, are at risk for developing higher than desirable serum levels of sildenafil. Clinical trials of Invicorp® suggest that it could become the preferred therapy for all of these patient types, as it has been found to have favorable side-effect and drug-interaction profiles, permitting it to be prescribed for men with the various contraindications referred to above, and has been shown to be highly safe and effective in patients of all etiologies, as well as patients who have failed previous therapy.

Diagnostic Monoclonal Antibodies

In 1995, the Company entered into a license agreement with the Research Foundation for Mental Hygiene (“RFMH”), an agency of the State of New York, under which the Company was granted exclusive rights to certain of RFMH’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license was to expire 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license, 10 years from their inclusion. Until mid 2000, the Company marketed these cell lines to major pharmaceutical companies, but in that year it decided to enter into an agreement for the remaining term of the RFMH license with Signet Laboratories, Inc. (“Signet”), a leading medical diagnostic and research company, under which Signet assumed the marketing of these monoclonal antibodies and development of new antibodies and assays based on the cell lines covered by the RFMH license, with Senetek to receive percentages of Signet’s net sales, subject to certain minimum royalty guarantees, and Senetek to remit a portion to RFMH in accordance with the terms of its license.

In May 2004, the Company entered into an interim extension of its agreement with RFMH and in April 2005, the Company entered into a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through June 2011, subject to renewal, on substantially the same terms with a guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, the Company entered into a new agreement with Signet, effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, the Company agreed to assign the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet.

Under the Company’s agreement with Covance, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year. Under the Company’s license agreement with RFMH, RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

Other Commercial Arrangements

Drug Delivery Technology

The Company developed and patented Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. Some of the clinical trials and subsequent “named patient” supply of Invicorp® in England involved the use of the Reliaject® auto injector, and patient response was highly favorable. The Company’s license agreements with Ardana Bioscience and Plethora Solutions both provide that in connection with any license or sale of Reliaject® to a third party, the Company will require the licensee or purchaser to negotiate in good faith with Senetek’s Invicorp® licensees for a cost-plus manufacturing contract to produce Reliaject® pre-filled with Invicorp®, if requested by the licensees.

Reliaject® can be adapted for self-administration of a broad range of parenteral drugs, including epinephrine for emergency treatment of anaphylactic shock from food allergies or insect stings, atropine, a counter-measure for exposure to toxic chemical and biological agents, and injectable treatments for migraines and infertility. The Company has developed the parts required for the use of Reliaject® with epinephrine, the leading therapeutic agent for emergency treatment of acute anaphylactic shock.

In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with either epinephrine or six other scheduled parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject® production line. Ranbaxy Pharmaceuticals is a wholly-owned subsidiary of Ranbaxy Laboratories Limited, the tenth largest generic pharmaceutical company in the world and a leader in development and marketing of new delivery methodologies for proven drugs.

As with Invicorp®, management believes that the Reliaject® device has significant commercial potential, and that the Company’s agreement with Ranbaxy Pharmaceuticals is well designed to permit the Company to participate in that success. Anaphylactic shock, most frequently due to allergic reactions to peanut-based food additives (which is the therapeutic indication for which change parts for the Reliaject® currently exist), is a growing health problem. This acute self-medication market is believed to be growing at over 25% annually as health and educational organizations build popular awareness of these risks. Epipen®, the leading autoinjector currently marketed for anaphylactic shock, accounts for sales of over $150 million a year in North America alone, and management believes that the greater ease of use and patient comfort associated with Reliaject® could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents.

Product Pipeline

Historically, the Company’s strategy had been to leverage its available research and development resources by channeling its efforts through research agreements with third-party consultants, clinicians and research scientists having particular expertise in its areas of interest with a direct focus on getting its products into the market. The Company has increased its portfolio of active compounds for evaluation by entering into cooperative research agreements and collaborations with the Institute of Experimental Botany in Prague, Czech Republic, the Institute of Bioorganic Chemistry of the Polish Academy of Sciences in Poznan, Poland and PROTEOMAGE, the European Integrated Project on Healthy Aging, financed by the European Union.

Skincare and Dermatological Therapeutics

The Company is actively pursuing the identification, screening, testing, development and marketing of a wide variety of cytokinins and non-cytokinin naturally-occurring compounds. The table below presents the studies completed to date for compounds that are in its advanced-stage pipeline.

Compound	Cellular Toxicity	Cellular Biological Activity	Histological Findings in Mice	Battery of Safety Tests for an IND	Anti-Aging Clinical Trials	Acne Rosacea Clinical Trials
PRK124	X	X	X	X	X	In Process
4HBAP	X	X	X	X	X
AK801	X	X	X
PA100	X	X
FC201	X	X
DH310	X	X
2AK	X	X
MTZ	X	X
MTK	X	X

The Company expects safety and clinical trials of AK801 to begin in the second quarter of 2007. The Company expects to advance at least two of the other compounds through safety and clinical testing in 2007.

Cancer Therapy

In November 2006, the Company acquired exclusive rights to anticancer technology for treatment of brain tumors using interference RNA. The rights were acquired from the Polish Academy of Sciences in exchange for royalty payments to be paid to the Institute upon commercialization. The treatment, developed by the Institute in cooperation with the Department of Neurosurgery and Neurotramatology, University of Medical Sciences in Poznan, uses RNA interference to inhibit the production of tenascin-C, whose expression has been suggested to correlate with the grade of malignancy of brain tumors. Recently, the technology has been applied to patients with glioblastoma multiforme, a severe form of brain tumor, with resounding success.

The Company’s commercial strategy with respect to this treatment is to partner with a pharmaceutical or RNA specialty company for development, testing and marketing.

Science Advisory Board and Scientific Collaboration

The Company’s Scientific Advisory Board is headed by Professor Brian Clark, Ph.D., Sc.D., the Company’s Chief Scientist. Professor Clark is the discoverer of Initiation Codon for Protein Synthesis, 1965/1966 and the First Crystallization of tRNA, 1968; Head of the European Chinese Biotechnology Transfer Task Force and Past President of the International Union of Biochemistry and Molecular Biology. Board members include:

•	Sir John Walker, Ph.D., F.R.S.

Nobel Prize in Chemistry, 1997; Expert in Nutrition & Aging

•	Professor Anthony Linnane, A.M., Ph.D., D.Sc., F.A.A., F.R.S.

Executive Director, Centre for Molecular Biology and Medicine Melbourne, Australia; Fellow, Royal Society

•	Professor Claudio Francheschi, M.D.

Professor, University of Bologna and Scientific Director of the Italian National Research Center on Aging-Department of Gerontological Studies, Bologna, Italy

•	Dr. Gerald Weinstein, M.D., Clinical Investigator

University of California Department of Dermatology, Irvine (Emeritus); World Renowned Expert on Photo Damaged Skin and Psoriasis

Scientific Collaborators to the Company include:

•	Professor Miroslav Strnad

Director, Institute of Experimental Botany, Olomouc Czech Republic

•	Professor dr. hab. Jan Barciszewski

Institute of Bioorganic Chemistry, Polish Academy of Sciences, Poznan Poland

A key element of the Company’s strategic business plan is to add to its existing portfolio of cytokinins and other compounds that have strong anti-aging properties. This task is being undertaken under the direction of the Company’s Chief Scientist. The Company is leveraging its relationship network to enhance and add to its already rich portfolio of existing skincare and dermatological compounds.

The Company has entered into a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The principal fields of scientific work in the Institute consist of plant physiology, genetics and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Its physiological focuses include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. Senetek’s agreement with the Institute, as initially signed, provided for a “one off” relationship in which Senetek would have a specified period of access to the Institute’s then existing portfolio of compounds with the right to an exclusive license of any selected compounds in the fields of medical and cosmetic skin care, on pre-set terms. In October 2004, this agreement was expanded to provide Senetek with ongoing access to all of the Institute’s developing technology with dermatological potential with a right to an exclusive worldwide license of selected compounds for all fields of use, plus a right of first offer on any other technology for an exclusive worldwide license within the field of dermatological anti-aging applications. In December 2005, this agreement was further expanded, Senetek being granted the right to receive exclusive global licenses, for all applications, to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Under the agreement, Senetek paid $70,000 in 2006 and $20,000 in 2005 to support the Institute’s continued research on certain cytokinins and is committed to paying $170,000 in support of this and additional research into other classes of naturally-derived cytokinins. The parties also agreed to co-fund the prosecution of four new global patent applications. Senetek has evaluated and screened more than 18 new compounds sourced from the Institute.

In November 2006, the Company signed agreements with the Institute of Bioorganic Chemistry of the Polish Academy of Sciences in Poznan, Poland for the exclusive rights to three compounds for the treatment of skin aging, as well as technology used for the treatment of brain tumors using interference RNA. The collaboration with the Institute will provide Senetek three new compounds with differentiating benefits for treating skin aging and possibly other aging conditions through their use in licensed cosmeceutical, nutritional and prescription products. In addition, Senetek acquired the rights to technology developed by the Institute in cooperation with Department of Neurosurgery and Neurotraumatology, University of Medical Sciences in

Poznan, Poland for the treatment of human brain tumors using RNA interference. Under the terms of the collaborative agreement, Senetek will have rights for all applications of the in-licensed technology in exchange for royalty payments to be paid to the Institute upon commercialization.

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

The Company operates a dedicated laboratory facility in leased space at the Science Park adjacent to the University of Aarhus, Denmark. Under the direction of Dr. Clark, the laboratory conducts compound screening, testing for cellular toxicity, testing for cellular biological activity and initial safety testing. The facility consists of two fully equipped laboratories and three administrative offices which house a full-time research biologist and a chemical technician.

As new active ingredients successfully pass biological activity testing and initial safety testing, Senetek collaborates with the Department of Dermatology of the University of California at Irvine for comprehensive consulting and pre-clinical and clinical testing services. The Department’s faculty has extensive experience in collaborating with the pharmaceutical and cosmetic industries in new product development and is internationally recognized for its contributions in both basic and clinical dermapharmacology. The initial clinical trials of Kinetin, applying the same protocols as the Department used for the FDA New Drug Application evaluations of Johnson & Johnson’s Renova®, were performed there under the direction of Dr. Gerald Weinstein, then Department Chairman, and, Dr. Jerry McCullough. Dr. McCullough, who succeeded Dr. Weinstein as Department Chairman and with whom the Company has a consulting agreement, remains closely involved in Senetek’s in vivo studies.

These relationships form the basis for a continuous, interactive flow of new product identification, evaluation and testing activity between Senetek’s dedicated laboratory in Aarhus, its research and development collaborations, and the University of California-Irvine and other clinical evaluators and testers the Company employs, as appropriate.

The Company’s research and development expenditures amounted to $1,313,000, $1,435,000 and $1,504,000 in 2006, 2005 and 2004, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company expects research and development spending to increase as it accelerates development of its pipeline of proprietary technologies for skincare. Research and development expenditures associated with cancer therapy are expected to be minimal as the Company intends to partner with a pharmaceutical or an RNA specialty company to fund these costs. Research and development expense associated with Invicorp® are expected to be zero because the Company’s licensees, Ardana Bioscience and Plethora Solutions have assumed responsibility for further regulatory and market development work for these products. Covance Antibody Services Inc. bears responsibility for new product development for monoclonal antibodies.

Marketing and Manufacturing

Marketing

Consistent with the Company’s strategy of building a high-margin revenue stream, all of its current Kinetin and Zeatin revenues has been derived from license agreements under which its licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. In the case of emerging skincare and dermatological therapeutic products, the Company may opt to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure. In the case of Invicorp® and Monoclonal Antibodies, the Company’s commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

Manufacturing

Most of the Company’s existing licenses for core products in the Skincare Segment grant its licensees the right to manufacture as well as market licensed products. In the case of those licenses which grant only marketing rights or require the licensee to produce and package product from Senetek-supplied bulk, the Company contracts with third parties for the manufacture and/or filling and labeling of the skincare products covered by such licenses. While the Company relies on particular suppliers for the raw materials and componentry used in the manufacture of such products, should these suppliers become unavailable or unable to supply in required volumes, management believes that alternative sources of approvable supplies would be available.

With regard to the Company’s ED medication, Invicorp®, its license agreements with Ardana Bioscience and Plethora Solutions grant its licensees the exclusive right to manufacture the product. The active ingredients, VIP and PMS, are currently available from suppliers in quantities believed to be adequate for the licensees’ requirements following marketing approvals in their respective territories. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. Management believes that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although the licensees could experience regulatory delays associated with qualifying the new active ingredient manufacturers. Covance Antibody Services Inc. manufactures and sells the monoclonal antibodies produced from the cell lines licensed to us.

Competition

The bulk of the Company’s current revenues are derived from licenses to manufacture and/or market products containing its patented Kinetin and Zeatin active ingredients, with smaller amounts being derived from agreements for the manufacture and sale of monoclonal antibodies used in research and from “named patient” sales of Invicorp® in England. While the Company’s patents and patent licenses currently protect it from competition from sales of products within the specific scope of its patents and license rights, many companies are engaged in the development and marketing of products competitive with its patented and licensed products. Regarding the Company’s ED product, Invicorp®, assuming necessary marketing approvals are obtained, the Company or its commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject®, Edex® and Muse®, respectively. However, although management believes Invicorp® offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis® and Bayer/GlaxoSmithKline’s Levitra®, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, the

Company considers Invicorp® to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contra-indicated, not effective or not well-tolerated. Reliaject®, the proprietary autoinjector technology recently sold to Ranbaxy in which the Company has retained continuing rights to participate in net sales and product milestones, assuming necessary marketing approvals are obtained, will allow Ranbaxy to compete directly with King Pharmaceuticals’ Epipen®, the leading autoinjector currently marketed for anaphylactic shock. But management believes that the greater ease of use and patient comfort associated with Reliaject® could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents. The monoclonal antibody market is diverse and fragmented throughout the world and the monoclonal antibodies sold by any one source, including Covance, represent a very small percentage of the total market.

The life science industry, including biopharmaceutical, pharmaceutical and cosmeceutical industries is highly competitive. The Company competes and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of its existing or potential competitors have substantially greater financial, technical and human resources than Senetek’s. The Company’s commercial competitors have the capability and resources to develop or acquire and market products that compete with its existing and planned products, and the timing of the market introduction of its own and its competitors’ products will be important competitive factors affecting its future results.

The Company cannot predict the extent to which any of the pharmaceutical products the Company currently out-licenses or has sold with ongoing payment rights, including will become commercially viable. Assuming that these products are approved for sale in a sufficient number of the countries in which approvals are sought, management believes that competition for Invicorp® will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset and third party reimbursement, while competition for Reliaject® will be based, among other things, on price, entry into additional therapeutic categories and marketing acumen. The Company’s competitive position and ability to remain viable in the future also will depend upon its ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. The Company expects competition to intensify in all fields in which the Company is involved.

Government Regulation

General

The research, pre-clinical development, clinical trials, manufacturing and marketing of the pharmaceutical products are subject to extensive regulation, including pre-marketing approval requirements, of the FDA and equivalent foreign regulatory agencies. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. Furthermore, regulatory agencies may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage during product development that may affect approval, delay an application, or require additional expenditures. Accordingly, the Company cannot assure that the regulatory requirements for the commercialization of Reliaject® and Invicorp® will be completed successfully within any specified time period, if at all, or that pre-marketing approvals will be granted.

The business comprising the Company’s skincare and dermatological therapeutic products does not currently include any prescription drugs and therefore is generally is not subject to pre-marketing approval. However various statutes and regulatory restrictions apply to this business in the United States and most other countries. For future compounds the Company will consider taking some through the drug approval process, either in addition to or instead of the cosmeceutical route.

Product Approval-United States

In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company’s pharmaceuticals. The steps required before a pharmaceutical product may be marketed in the United States include:

•	Preclinical laboratory testing;

•	Submission to the FDA of an Investigational New Drug Application which must become effective before human clinical trials may commence;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	Submission of a New Drug Application to the FDA; and

•	FDA approval of the New Drug Application prior to any commercial sale or shipment of the drug.

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

Senetek’s Investigational New Drug application to the FDA for Invicorp® was withdrawn. Under the terms of its license agreement with Plethora Solutions, it has agreed to assume all regulatory responsibility and cost in North America, which will include meetings with the FDA to discuss reinstatement of the Investigational New Drug application and the clinical trials and other support that would be required for approval, while there can be no assurance that this effort ultimately will be successful. Plethora Solutions recently received FDA approval to commence Phase III studies of Invicorp®.

Current FDA regulations govern the manufacture, labeling, advertising and marketing of over-the-counter drug products covered by the Federal Food, Drug and Cosmetics Act, which are required to obtain pre-market approval if they do not fall within the parameters of FDA-issued “monographs”. These regulations cover sunscreen products, including certain products of the Company’s existing licensees. Currently, such regulations do not apply to non-drugs, though the FDA does regulate issues such as labeling and has the power to seize products found to be mislabeled or adulterated.

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

Invicorp® was approved for marketing in Denmark in December 2006 under the European Mutual Recognition Procedure (“MRP”). Following Denmark’s approval of the MRP dossier for Invicorp® and release of translated copies to those Member States selected to receive it, such Member States will have a period in which they may review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization. No assurance can be given as to the number of Member States that will ultimately authorize marketing by Ardana following release of the MRP dossier.

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

Third-Party Reimbursement

Management believes that the availability of third-party reimbursement of all or a portion of the cost of Invicorp® and RNA interference cancer therapy may affect the overall marketability of the products.

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

Outside of the United States, most third-party reimbursement programs are governmentally funded. In some countries, no reimbursement currently is made for ED therapy, while other countries limit the amount of reimbursement or limit reimbursement to ED treatment that is related to specific other medical conditions. In addition, in certain European countries, the sales price of a product must be approved. The pricing review period often begins after market approval is granted. Restrictions on the pricing of Invicorp® could adversely affect the profitability of the product.

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its business interests. It believes that patents are of material importance to the success of its business model and that trademarks are also of significance. The Company’s strategy is to consider new products and compounds only if they are patentable and to file patent applications to protect inventions and improvements considered important to the development of its business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2006, the Company held 72 issued patents and 18 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 19 countries and pending in 16 other countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 36 countries and pending in two other countries, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 16 countries and one United States patent assigned to the Company in 2003 for the use of a class of cytokinins (including Kinetin) in the treatment of inflammatory diseases.

It is noted, however, that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first inventor to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention may be further complicated by the fact that patent applications in the United States are not published until 18 months after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (“PTO”) long after the patent was issued based upon another party’s claim of earlier invention. Furthermore, as only novel and unobvious inventions are patentable, a patent-holder may be subject to proceedings in federal court attacking the validity of the patent based on alleged obviousness in view of the “prior art”, or on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also may arise under the laws of most foreign countries in which the Company holds patents or has filed patent applications. The Company has successfully defended against claims of invalidity and unenforceability of its patents covering Kinetin and Zeatin. However, while it believes that its patents are valid and enforceable, there can be no assurance that if, in the future, it must enforce any one or more of its patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while management believes that the Company’s products do not infringe the valid claims of any third party’s patents, there can be no assurance that it would prevail if a third party sought to enforce its patent against the Company by a suit for an injunction or damages.

Interference and similar proceedings in the PTO or equivalent foreign patent offices, whether brought by the Company to protect its patents or brought by a third party challenging such patents, are time-consuming, disruptive of management time and attention and highly costly, and injunctive and other patent litigation in court is likely to be many times more time-consuming, disruptive and costly. Furthermore, in the United States (unlike many foreign countries) a party generally is not entitled to reimbursement of any portion of its legal fees and expenses even if it is wholly successful in its prosecution or defense, so that the Company could be exposed to costs which could have a material adverse effect on its business even if the Company were successful in enforcing its patents against an infringer or successful in defending against proceedings to invalidate its patents or proceedings alleging infringement by the Company of a third party’s patents. Additionally, if the Company were unsuccessful in proceedings challenging its patents, third parties licensed by the Company under those patents might seek to terminate such licenses and cease paying royalties. If the Company were unsuccessful in defending against a claim that it had infringed a third party’s patent, even unknowingly, the Company could be subject to a permanent injunction against engaging in the infringing business as well as an award of damages measured by the profits obtained from past infringement. Additionally, because of the Company’s relative lack of financial and management resources, it could be less able than its competitors to bear such risks.

Discontinued Operations

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

In 1999, the Company entered into a license agreement with United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of finished goods and componentry for the Mill Creek Line and paid a licensing fee for the exclusive right to manufacture and market these products in exchange for royalties subject to specified annual minimums. Under the license agreement, USITC was granted an option to purchase the rights to the Mill Creek Line for $2.8 million. In September 2002, USITC exercised this option, and the Company conveyed to USITC the trademarks and all other rights to the Mill Creek Line for $2.7 million ($100,000 having been previously paid), of which $400,000 was paid in cash at closing, and the balance of $2.3 million was represented by a secured promissory note providing for twenty-three consecutive quarterly payments of $100,000 each beginning in September 2003 with interest at an annual rate of 10%. As of July 2004, however, only $188,000 had been paid by USITC, all of which was allocated to interest under the terms of the note, and the Company gave notice of default to USITC. On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $240,000 for the period from August through November 2004, and in December 2004 received $1,120,000 together with a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. To date, USITC is current in its payments under this note.

Employees

As of December 31, 2006, the Company had nine full-time employees, comprised of two employees at its research facility in Denmark, and seven employees at its Napa, California headquarters.

ITEM 1A— RISK FACTORS

As stated in the preamble to this Annual Report on Form 10-K, this document contains numerous forward-looking statements, which management believes to be a fair reflection of its risks and opportunities. However, such statements by their nature are future-related and involve substantial uncertainties. In addition to those factors referred to elsewhere in Part I of this Annual Report, particularly the Sections in Item 1 entitled “Competition”, “Government Regulation” and “Intellectual Property”, and in Part II of this Annual Report, particularly in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company has identified the following factors that may affect whether future events may differ materially from the expectations described in such forward-looking statements.

Limited Product Portfolio and Relatively Fixed Revenue Stream.    Substantially the Company’s entire current revenue base is derived from royalties earned on licensees’ sales of products containing active ingredients the use of which is licensed to them by the Company, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect license fees, which are amortized into income over the terms of the licenses, and payments received from Covance on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH, net of the amounts remitted to RFMH under the terms of the Company’s license agreement with RFMH. If the Company’s patents were successfully challenged and its licensees sought to terminate their licenses, its revenue stream could be substantially curtailed, and if RFMH’s patents were successfully challenged or the State of New York ceased supporting the Foundation, the Company’s revenues from Covance would be reduced or eliminated. Additionally, the Company’s present licensee revenue stream is tied to its licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories. Although the recent agreement with Valeant Pharmaceuticals, by which the Company monetized its Kinetin revenue stream, supplied significant working capital and insulated itself from future changes in licensed product sales, should it be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the Company to significantly increase its revenue in a short time frame. Unless it can successfully develop and commercialize new products or acquire rights to commercially viable new products it will experience significant decreases in revenues because it has monetized its largest source on ongoing revenue (i.e., its contract with Valeant). In the immediate future, the Company anticipates that revenues will fall significantly beginning in the second quarter of 2007 because it does not have a new product ready for commercial sale at this time.

Reliance on Other Organizations for Research and Development and Regulatory Function.    The Company relies on a number of significant collaborative relationships for a large part of its new product research and development activities. These collaborations with external research laboratories and pharmaceuticals licensees pose a number of risks including its inability to control whether its counter-parties will devote adequate resources to their efforts or fully perform their contractual undertakings, failure of which could lead to delays in commercializing products, revenue curtailment and the expense and management distraction of dispute resolution.

Fluctuating Operating Results and American Depository Shares (“ADS”) Price.    The Company’s future operating revenues will largely depend upon its ability to develop and/or acquire new commercially viable products. Because its expenses are relatively fixed in the short-term, its earnings will decline if revenue declines in a given quarter. As noted above, after the payment of the Valeant contract in the first quarter of 2007, the Company is anticipating declines in quarterly revenue beginning in the second quarter of 2007. With the closing of the Valeant contract, in particular, the Company does not believe that period to period comparisons of its results of operations are a good indication of its future performance which will depend upon its development and/or acquisition of commercially viable new product. In future quarters, the Company’s operating results could be below the expectations of securities analysts or investors. In that case, its ADS price could fluctuate significantly or decline.

Acquisition-Related Risks.    One means by which Senetek might achieve more direct involvement in the sales of products based upon its proprietary active ingredients could be to complete an equity-based business acquisition. However, completion of any significant business acquisition by Senetek would involve substantial risks, including that the Company’s small management cadre would be diverted from the operating needs of Senetek’s business, that the professional fees of attorneys, accountants and other advisors incurred in executing such a transaction would divert needed financial resources from the Company’s business, that these expenses and the costs of integrating the two companies’ assets and operations could result in dilution of earnings, at least in the short term, and that management might be unable to successfully achieve the synergies from the combination of the two companies upon which forecasts of longer term incremental earnings were based.

There is also a risk, particularly for so long as the Company’s ADSs’ market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company’s ADS holders of fair value for their interests in the Company. The English Companies Act, under which Senetek is organized, does not permit adoption of so-called defensive provisions in the Company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company’s Board of Directors on behalf of the Company’s shareholders.

Intellectual Property and Enforcement.    The Company’s success will depend in part on its ability to obtain and maintain meaningful patent protection for its technologies, both in the United States and in other countries. The Company relies on its issued patents and pending patent applications in the United States and in other countries to protect its intellectual property and its competitive position. The Company cannot assure that any of the currently pending or future patent applications will issue as patents, or that any patents issued to it will not be challenged, invalidated or held unenforceable. Further, the Company cannot assure that its intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to its products. In addition to patent protection, the Company also relies on protection of trade secrets, know-how and confidential and proprietary information. The Company enters into confidentiality agreements with its employees, consultants and prospective commercial partners upon commencement of a relationship, but it cannot assure that these agreements will provide meaningful protection against the unauthorized use or disclosure of its trade secrets or other confidential information.

The Company’s commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses pursuant to which it practices its technologies. Management believes that it does not infringe third parties’ patents or other rights but cannot assure that it will not be found in the future to infringe these or other proprietary rights of third parties, either with products it is currently developing or with new products that it may seek to develop in the future. If third parties assert infringement claims against the Company, it will be forced either to defend or enter into license arrangements with them. The expenses of such defense could divert funds from needed investment in its business, but it cannot assure that it could enter into licenses on commercially reasonable terms to avoid such expense. Further, an adverse determination in litigation or interference proceedings to which the Company may become a party could subject it to significant liabilities to third parties, could put its patents at risk of being invalidated or interpreted narrowly and could put its patent applications at risk of not issuing.

Regulation by Government Agencies.    The production and sale of pharmaceutical products is highly regulated. The ability of the Company’s Invicorp licensees and the purchaser of Reliaject to secure regulatory approvals for these products and to continue to satisfy regulatory requirements will determine the future success of its Pharmaceuticals Segment. These parties may not receive required regulatory approvals for licensed products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the Medicines Agency of Denmark, which is Reference Member State for the European Union Mutual Recognition Procedure, and the Medicines and Healthcare Regulatory Agency in the United Kingdom, must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Delays in obtaining regulatory approvals could adversely affect the marketing of products and the Company’s ability to receive milestone payments and royalties. While management believes that its existing licensees and other commercial counter-parties have the competency and financial resources to successfully gain regulatory approvals and the required marketing authorizations, the Company can give no assurance of this or that it or its licensees or other commercial counter-parties will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any new pharmaceutical products that it develops.

New Product Pipeline.    The Company has a pipeline of new products and new indications for existing products in development, but success in developing these products and entering into productive licensing arrangements for them is essential to the success of its business plan and cannot be assured. As a result of regulatory and competitive uncertainties and the unpredictability new product research and development, the Company cannot provide any assurance that it will be able to successfully develop and market new products.

Competitive Therapies.    There can be no assurance that new ED medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that the Company’s injection therapy will in fact gain acceptance. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. While management believes that there will nevertheless be a market for the Company’s Invicorp ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, there can be no assurance of this. Similarly, while management believes that Reliaject is a superior disposable autoinjector to those currently marketed for emergency treatment of anaphylactic shock and that Reliaject would also be successful as a delivery device for Invicorp, there can be no assurance that King Pharmaceutical, which currently has the bulk of autoinjector sales, will not develop devices that will meet or exceed the capabilities of Reliaject or that Reliaject can successfully compete with devices currently on the market.

Research and Development.    The Company’s field is characterized by extensive research efforts. Its research could prove unproductive. Furthermore, other companies could engage in research or development which renders the Company’s programs non-competitive or obsolete. Other companies with which it competes generally have substantially greater financial resources to undertake additional and more effective research. In particular the Company faces intense competition for the discovery and development of ingredients to address signs of photoaging and other skincare conditions from large, global companies with far greater research, development and marketing resources than its own, and there can be no assurance that its existing products or new products developed for its Skincare Segment will maintain market acceptance in competition with existing and new offerings of its competitors.

Potential Product Liability.    During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices, which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no discernable risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, if granted, and notwithstanding the indemnification provisions in the Company’s Invicorp licenses and Reliaject purchaser, there can be no assurance that the Company will not be subject to liability from the use of its products, or that its product liability coverage will be adequate to protect against future claims.

Management Infrastructure.    The Company currently employs nine people, has a very small management team and has no succession plan. Should it lose any management resources and be unable to attract high caliber replacements to continue implementing its business plan, it could be materially adversely affected. There can be no assurance that the Company will be able to staff its requirements in a manner adequate to support its planned future growth.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

For most of 2005, the Company leased approximately 31,000 square feet in Napa, California for its headquarters under a lease expiring in December 2007. The headquarters facility included approximately 10,000 square feet of manufacturing and research and development space, and 10,000 square feet of warehouse space and 11,000 square feet of administrative offices. The Company also leased 900 square feet of office space in St. Neots, United Kingdom, under a 5-year lease with a 3 month rolling break option. In October 2005, the Company vacated its St. Neots office and in November 2005 the Company entered into an agreement with the landlord of its Napa headquarters facility, terminating the lease in exchange for a settlement payment by the Company, and it vacated that office. The Company currently sub-leases a 3,000 square foot facility in Napa for its headquarters under a lease maturing in February 2008. During October 2003, the Company entered into a quarterly lease agreement at a business park adjacent to Aarhus University in Denmark for approximately 2,000 square feet. The facility is used for research and development and was renovated and equipped in 2004. The lease requires quarterly payment and can be cancelled by giving three months notice. Management believes that present facilities are adequate for is current needs.

ITEM 3—LEGAL PROCEDINGS

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal polypeptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and filed a breach of contract suit against Bachem for the same matter in the United Kingdom. The parties are proceeding with pretrial discovery.

On March 16, 2007, the Company received $1,312,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2006 Senetek PLC held a combined Annual General Meeting and Extraordinary General Meeting of Shareholders (the “Meeting”) pursuant to a Notice and Proxy Statement duly filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The following persons, each of whom had been appointed a Director of the Company in May 2006, were elected Directors of the Company at the Meeting: Rodger Bogardus and Kerry Dukes. The following persons’ terms of office as Directors of the Company continued after the Meeting: Frank J. Massino and Anthony Williams.

The following is a brief description of each matter voted upon at the Meeting, including the votes cast for, against and withheld and the number of abstentions and broker non-votes as to each such matter:

Description of Matter	Votes For	Votes Against	Votes Withheld	Non-Votes
Election of Rodger Bogardus	57,628,501	2,892,463	92,809	346,851
Election of Kerry Dukes	57,571,868	2,948,368	93,537	346,851
Adoption of Senetek Equity Plan	51,556,312	9,013,633	43,828	346,851
Receipt of Annual Accounts for 2005 and Directors’ Report on those Accounts	56,763,421	2,457,045	1,393,307	346,851
Appointment of Macias Gini & O’Connell LLP and BDO Stoy Hayward as the Company’s independent auditors for 2006	58,169,711	2,279,791	164,271	346,851

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Company’s ordinary shares. Senetek ADSs, each representing one ordinary share and evidenced by one American Depositary Receipt (“ADR”) began trading on the over-the-counter market in the United States in November 1984 and were traded through The NASDAQ SmallCap Market from May 1986 through November 10, 2004. On November 10, 2004, the Company’s ADSs were delisted from the NASDAQ Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”), the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SNTKY”. The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The depository for these ADSs is The Bank of New York.

The following table sets out the range of high and low closing bid prices for the Company’s ADSs during each quarter of its two most recent fiscal years, as reported by the OTCBB, as reported to the NASD by the NASD’s member firms.

Fiscal Year Ended December 31, 2006

	HIGH	LOW
QUARTER ENDED:
March 31	$0.32	$0.18
June 30	0.34	0.23
September 30	0.30	0.21
December 31	0.26	0.19

Fiscal Year Ended December 31, 2005

	HIGH	LOW
QUARTER ENDED:
March 31	$0.39	$0.23
June 30	0.28	0.18
September 30	0.36	0.19
December 31	0.25	0.18

As of March 27, 2007 there were 60,960,624 ordinary shares outstanding and 208 holders of record of ADSs representing 60,596,373 American Depository shares. The trading prices of the Company’s ADSs on March 27, 2007, were a high of $0.24 and a low of $0.23.

Dividends.    Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, the Company’s earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. The Company had an accumulated deficit of ($90,842,000) at December 31, 2006. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on the Company’s balance sheet.

Taxation

The following discussion describes the material US Federal income tax and UK tax consequences of the purchase, ownership and disposition of the Company’s shares or ADSs (evidenced by ADRs) for beneficial owners:

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

•	whose ownership of the Company’s shares or ADSs is not, for the purposes of the Conventions, attributable to a permanent establishment in the United Kingdom;

•	who otherwise qualify for the full benefits of the Conventions; and

•	who are US holders (as defined below).

The statements of US federal income tax and UK tax laws set out below:

•	are based on the laws in force and as interpreted by the relevant taxation authorities as at the date of this annual report;

•	are subject to any changes in US law or the laws of England and Wales, in the interpretation thereof by the relevant taxation authorities, or in the Conventions, occurring after such date; and

•	are based, in part, on representations of the depositary, and assume that each obligation in the Deposit Agreement and any related agreement will be performed in accordance with its terms.

No assurance can be given that taxing authorities or the courts will agree with this analysis.

This discussion does not address all aspects of US and UK taxation that may be relevant to you and is not intended to reflect the individual tax position of any beneficial owner, including tax considerations that arise from rules of general application to all taxpayers or to certain classes of investors or that are generally assumed to be known by investors. The portions of this summary relating to US Federal taxation are based upon the US Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed US Treasury regulations promulgated thereunder, published rulings by the US Internal Revenue Service (“IRS”), and court decisions, all in effect as at the date hereof, all of which authorities are subject to change or differing interpretations, which changes or differing interpretations could apply retroactively. This summary is limited to investors who hold the Company’s shares or ADSs as capital assets within the meaning of Section 1221 of the Code, generally property held for investment, and this summary does not purport to deal with the US Federal or UK taxation consequences for investors in special tax situations, such as dealers in securities or currencies, persons whose functional currency is not the US Dollar, life insurance companies, tax exempt entities, financial institutions, traders in securities that elect to use a “mark-to-market” method of accounting for their securities holdings, regulated investment companies, persons holding the Company’s shares or ADSs as part of a hedging, integrated, conversion or constructive sale transaction or straddle or persons subject to the alternative minimum tax, who may be subject to special rules not discussed below. In particular, the following summary does not address the adverse tax treatment to you that would follow if you own, directly or by attribution, 10% or more of the Company’s outstanding voting share capital and the Company is classified as a “controlled foreign corporation” for US Federal tax purposes.

As used herein, the term “US holder” means a beneficial owner of the Company’s shares or ADSs who or which is:

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

If a partnership (or an entity that is treated as a partnership for US Federal income tax purposes) holds the Company’s shares or ADSs, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding the Company’s shares or ADSs, you should consult your tax advisors.

The summary does not include any description of the tax laws of any State or local government or of any jurisdictions other than the United States and the United Kingdom that may be applicable to the ownership of the Company’s shares or ADSs. You are urged to consult your own tax advisor regarding the US Federal, State, and local tax consequences to you of the ownership of the Company’s shares or ADSs, as well as the tax consequences to you in the United Kingdom and any other jurisdictions.

For the purposes of the Conventions and the Code, you will be treated as the owner of the Company’s shares represented by the ADSs evidenced by the ADRs.

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

The New Income Tax Convention contains rules that modify the treatment under the Income Tax Convention of US holders who own shares or ADSs of a UK corporation in several aspects. Throughout the following discussions, the Company has included specific references to the new rules under the New Income Tax Convention as appropriate. You should consult your own tax advisors as to how the Income Tax Convention and New Income Tax Convention would affect you with respect to your ownership of the Company’s shares or ADSs (including the application of the anti-conduit rules contained in the New Income Tax Convention) and if and how you should elect to defer the application of the New Income Tax Convention.

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

Passive Foreign Investment Company Considerations

Generally, for US Federal income tax purposes, the Company will be a “passive foreign investment company”, or a “PFIC”, for any taxable year if either (1) 75% or more of its gross income is “passive” income or (2) 50% or more of the value of its assets, determined on the basis of a quarterly average, is attributable to assets that produce or are held for the production of passive income. Passive income generally includes dividends, interest, royalties and rents not arising from the active conduct of a trade or business, and gains from the sale of assets that produce such income. If the Company is a PFIC in any taxable year that you own its shares or ADSs, you may be subject to tax at the highest ordinary income rates applicable to you and pay interest on such tax based on your holding period in the shares of ADSs, on (1) a portion of any gain recognized on the sale of its shares or ADSs and (2) any “excess distribution” paid on its shares or ADSs (generally, a distribution in excess of 125% of the average annual distributions paid by the Company in the three preceding taxable years).

Based on the Company’s current activities and assets, it does not believe that it is a PFIC, and it does not expect to become a PFIC in the foreseeable future for US Federal income tax purposes. The Company’s belief that it is not a PFIC and its expectation that it will not become a PFIC in the future is based on its current and planned activities, and may change in the future. The determination of whether it is a PFIC is made annually. Accordingly, it may be possible that the Company will become a PFIC in the current or any future year due to changes in its asset or income composition.

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

Issue and Transfer of Ordinary Shares in Registered Form

Except in relation to persons whose business is or includes the issue of depositary receipts of the provision of clearance services or their nominees, the allotment and issue of shares by the Company will not normally give rise to a charge to UK stamp duty or stamp duty reserve tax.

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

If you are a depositary participant or indirect participant holding shares or ADSs on behalf of a beneficial owner, or paying agent making payments for a share or ADS, you may be required to backup withhold, as a backup against the beneficial owner’s US Federal income tax liability, a portion of each payment of dividends on the Company’s shares or ADSs in the event that the beneficial owner of a share or ADS:

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

Taxation of Dividends

The Company has not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs of the payment of dividends in light of the Company’s present inability to pay dividends. As noted above, pursuant to the English Companies Act of 1985 a company may not pay a dividend while it has an accumulated deficit. As of December 31, 2006, the Company’s accumulated deficit is approximately $91 million.

EQUITY COMPENSATION PLAN INFORMATION

(As at December 31, 2006)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column 1)
Equity compensation plans approved by security holders	5,552,740	$0.71	2,568,750

ITEM 6—SELECTED FINANCIAL DATA

The selected consolidated statements of operations data presented below for each of the years in the five-year period ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from and should be read in conjunction with the Company’s audited consolidated financial statements included in Part IV of this Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from the audited consolidated financial statements contained in the Company’s annual reports to shareholders for those years.

	Year ended December 31
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$8,431	$5,871	$7,550	$8,226	$9,409

Income (loss) from continuing operations before discontinued operations	1,660	(1,872)	(862)	(5,068)	847
Discontinued operations	223	133	1,428	74	694

Net income (loss)	1,883	(1,739)	566	(4,994)	1,541

EARNINGS PER SHARE:
Basic and diluted income (loss) from continuing operations before discontinued operations	$0.03	$(0.03)	$(0.01)	$(0.09)	$0.02
Discontinued operations	—	—	0.02	—	0.01

Basic and diluted net income (loss) per ordinary share outstanding	$0.03	$(0.03)	$0.01	$(0.09)	$0.03

	As of December 31
	2006	2005	2004	2003	2002
	($ in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$6,915	$6,532	$8,443	$4,627	$10,114

Long Term Liabilities	4,058	4,863	7,341	4,111	7,990

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview

The Company is a life sciences product development company with an extensive array of intellectual properties covering in excess of 2,000 patented and patent applied for compounds and uses targeting the science of aging to include skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer.

The Company’s business is comprised of two segments, Skincare and Pharmaceutical.

The Skincare segment represents dermatological/skincare compounds principally addressing photoaging and other skincare needs that the Company licenses to pharmaceutical and cosmetic companies. The Company currently has a number of licensing agreements including significant licensing arrangements with Valeant Pharmaceutical and the Body Shop.

Skincare products include Kinetin (N6-furfuryladenine) which has been found to retard aging of plants and, in research done on human skin fibroblasts, has delayed the signs of cell aging, multi-nucleation and loss of organizational structure, and Zeatin, an analogue of Kinetin. The Company is also at varying stages in the process of evaluating, developing and marketing a number of other biologically active compounds to supplement its Skincare business.

The Pharmaceutical segment is comprised of:

•

Invicorp®, an intracavernous injection therapy for the treatment of ED licensed to Ardana Bioscience Ltd. and Plethora Solutions Holdings PLC who have assumed full financial and drug regulatory process responsibility. The Company’s license agreements provide that it participate in the success of Invicorp® through royalties and predetermined milestone payments.

•

Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs. Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

•	Monoclonal antibodies used in Alzheimer’s and other disease research which the Company licenses from RFMH and sells to Covance Antibody Services Inc.

Consistent with the Company’s strategy of building a high-margin revenue stream, its 2006 Kinetin and Zeatin revenues are derived from license agreements under which its licensees assume responsibility for marketing and maintaining required government approvals within their respective licensed territories. On March 30, 2007, Senetek PLC and Valeant completed a License Acquisition Agreement. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011.

In the case of emerging skincare and dermatological therapeutic products, the Company may opt to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure. In the case of Invicorp®, Reliaject® and monoclonal antibodies, the Company’s commercial partners have undertaken full responsibility for research, sales, distribution and marketing and, where applicable, regulatory compliance.

The Company conducts research and development of new skincare products at its dedicated laboratory facility in Aarhus, Denmark. In addition, it leverages its research and development staff and resources through research agreements with third-party consultants, clinicians and research scientists having particular expertise in its areas of interest.

The markets in which the Company competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

	2006	2005	2004
	($ in thousands)
Skincare Revenues	$7,042	$4,764	$6,202
Pharmaceutical Revenues	1,389	1,107	1,348

Total Revenues	8,431	5,871	7,550

Gross Profit	7,423	4,995	6,494
Operating Expenses	(4,816)	(6,056)	(6,619)

Operating Income (Loss)	2,607	(1,061)	(125)

Net Income (Loss)	$1,883	$(1,739)	$566

The Company is focusing on revenue growth in its Skincare business. Its objective is to increase royalty, license and product revenues from its existing products and to develop new skincare products. The Company’s goal is to leverage the strength and expertise of its research and development staff and its third-party consultants, clinicians and contracted research scientists to meet market demand for advanced skincare products. The Company’s pharmaceutical products have been licensed to commercial partners who have undertaken full responsibility for sales, distribution and marketing and, where applicable, regulatory compliance.

During 2006 the Company made progress toward its revenue growth goals. The Company completed clinical testing and trial on one new biologically active compound, Pyratine-6, and it is currently in discussions with potential licensees. Clinical trials were also completed for another compound, 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial.

For 2006, revenues from both Skincare and Pharmaceuticals increased compared to 2005 and 2004. Revenues for 2006 were $8,431,000 up 44% from 2005 and 12% from 2004. The increase is principally attributed to increased royalties from Valeant Pharmaceuticals International stemming from the July 2005 amendment to its Kinetin and Zeatin license agreement, and higher sales of monoclonal and polyclonal antibodies by the Company’s commercial partner. Additionally, deferred revenues decreased as past cash advances of royalties were amortized to income.

The gross profit rate for 2006 was 88% compared to 85% in 2005 and 86% in 2004. The increase was due to higher royalty based skincare sales in 2006 compared to prior years while the Company’s costs of good did not increase significantly due to its royalty business model.

Beginning in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share Based Payment,” on a modified prospective basis. The Company incurred $171,000 of stock based compensation operating expense for 2006 as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

2006 operating expenses decreased by 21% from 2005 and 27% from 2004 principally as a result of retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities). The Company expects to increase investment in research and development of new skincare products and to market newly developed compounds. Its future operating expenses may rise due to this investment.

In March 2006, the Company retired its outstanding Senior Secured Notes along with related stock warrants and issued new warrants. The unamortized discount on the date of retirement, $927,000, was expensed in 2006 and that expense is reflected in Net Income.

In March 2006, the Company recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Net Income for 2006.

Liquidity and Capital Resources

	2006	2005	2004
	($ in thousands)
Cash, Cash Equivalents and Short-Term Investments	$3,368	$3,187	$4,522
Current Ratio	1.41	1.00	2.55
Increase (Decrease) in Cash, Cash Equivalents and Short-Term Investments	$181	$(1,335)	$3,335
Principal Payments on Debt	(3,289)	(30)	(1,630)
Borrowing on Bank Line of Credit	1,500	—	—

As of December 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents resulting from Company operations and available borrowings. Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $1,269,000 for 2006 compared to a net use of cash in operating activities of $(1,428,000) for 2005. The change is primarily attributed to the year-over-year increase in income from continuing operations offset by an increase in trade receivables commensurate with increased revenues.

Cash, cash equivalents and short-term investments increased to $3,368,000 at December 31, 2006 from $3,187,000 at December 31, 2005, principally reflecting net cash provided by continuing and discontinued operations of $1,290,000 in 2006, net cash proceeds of $500,000 from the sale of Reliaject® assets, and borrowings of $1,500,000, the maximum available, on the Company’s revolving line of credit with Silicon Valley Bank reduced by $3,289,000 paid to retire the Senior Secured Notes on March 31, 2006.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Revenues

	Summary of Annual Revenue
	2006	% change in 2006	2005	% change in 2005	2004	% change in 2004
	($ in thousands)
Segment
Skincare
Royalties from Licensing	$6,682	43.8%	$4,648	(19.9)%	$5,800	75.0%
Product Sales	360	210.3%	116	(71.1)%	402	(89.8)%

Total Skincare	7,042	47.8%	4,764	(23.2)%	6,202	(14.7)%

Pharmaceutical
Royalties on Monoclonal Antibodies	1,311	22.4%	1,071	(18.7)%	1,318	42.3%
Sales of Polyclonal Antibodies	65	—	—	—	—	—
Sales of ED Product	13	(63.9)%	36	20.0%	30	11.1%

Total Pharmaceutical	1,389	25.5%	1,107	(17.9)%	1,348	41.4%

Total Revenue	$8,431	43.6%	$5,871	(22.2)%	$7,550	(8.2)%

Substantially all of the Company’s revenue base in 2006, 2005 and 2004 was derived from license fees and royalties on its patented Kinetin and Zeatin skincare ingredients and remittances received from Covance Antibody Services Inc. on sales of monoclonal antibodies produced from cell lines licensed by the Company from RFMH. On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. Additionally, if RFMH’s patents were successfully challenged, the Company’s revenue from Covance’s sales would be substantially reduced or eliminated.

Skincare Segment

Skincare revenues increased $2,278,000, or 47.8%, for 2006 compared to 2005. A comparative increase in Valeant royalty revenues of $2,645,000 stemming from the July 2005 amendment to the license agreement was offset by a $407,000 decrease in royalty revenue from Revlon due to a scale back of a Revlon product line containing Kinetin. Other Kinetin licensees delivered generally comparable or slightly increased license revenues in 2006 compared with 2005 except for The Body Shop where royalties declined by $118,000 on reduced sales of Kinetin based products.

Skincare revenues decreased $1,438,000, or 23.2%, for 2005 compared to 2004. This decline resulted principally from the inclusion in 2004 results of non-recurring payments totaling $1,500,000 from OMP, Inc. in settlement of the Company’s lawsuit against OMP and non-recurring payment totaling $235,000 from Eagle-Picher Technologies in settlement of the Company’s lawsuit against it. Without these settlements, 2005 revenue would have slightly exceeded revenue in 2004. During 2005, Valeant royalty revenues increased by $912,000 reflecting the revised Valeant agreement entered into in May 2004. This increase was partially offset by declines of $502,000 in the Body Shop and $284,000 in Revlon royalties. Under the Company’s license agreement with The Body Shop, it receives royalties when The Body Shop purchases Kinetin products for its outlets. The Body Shop made additional purchases in 2004 in conjunction with planned international expansion, but its international outlets, many of which are franchisee operations, did not generate expected sales levels and accordingly the replenishment orders expected in 2005 did not materialize. Revlon royalties declined as they focused more on color cosmetics and less on skincare technology and as reductions in their skincare distribution generate product returns, which reduce royalty remittances.

The Company expects its 2007 revenue and net income to increase significantly from 2006 as a result of the License Acquisition Agreement. The $21 million cash payment will be fully includable in 2007 revenues along with approximately $3,750,000 in previously deferred revenue. Future revenues will decline until replaced by revenue from other sources.

The Company is dependent upon successful development of new active ingredients for its future revenue growth.

Pharmaceuticals Segment

2006 Pharmaceutical revenues were $1,389,000, a 25.5% increase over 2005. Monoclonal antibody royalties increased $240,000 due to increased sales by Covance Antibody Services, Inc. (“Covance”). During 2006, the Company sold $65,000 of polyclonal antibodies supplied by RFMH to Covance.

The 18.7% decrease in royalties on pharmaceutical products for 2005 compared to 2004 was due to a $247,000 decrease in royalties on sales of monoclonal antibodies.

Revenues from sales of monoclonal and polyclonal antibodies are expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with Covance Antibody Services, Inc. guarantees them minimum payments for monoclonal antibodies of $860,000 in 2007 through 2010 and $442,000 in 2011.

Gross Profit

	Summary of Gross Profit
	2006	% change 2006	2005	% change 2005	2004	% change 2004
	($ in thousands)
Segment
Skincare	$6,720	49.3%	$4,500	(23.2)%	$5,861	(4.6)%
Pharmaceutical	703	42.0%	495	(21.8)%	633	(6.7)%

Total	$7,423	48.6%	$4,995	(23.1)%	$6,494	(4.8)%

As a % of Skincare Revenue	95.4%		94.5%		94.5%
As a % of Pharmaceutical Revenue	50.6%		44.7%		47.0%
As a % of Total Revenue	88.0%		85.1%		86.0%

Gross profit for 2006 increased from 2005 in total and as a percentage of revenue for both Skincare and Pharmaceuticals due to increased revenues and a larger component of high margin royalty income.

Gross profit for 2005 decreased from 2004 due to lower Skincare and Pharmaceutical sales. Pharmaceutical gross margin was lower in 2005 compared to 2004 because of 2005 costs associated with the amendment of the monoclonal antibody sales and marketing and royalty agreements.

Historical gross profit percent from Skincare revenues is high because it is primarily royalty based. To the extent this royalty model continues in the future, the Company expects comparable percentages. In the case of emerging skincare products, it may opt to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure. In this case, the Company would expect its revenues and gross profit to be higher but its gross profit percentage to be lower.

Gross profit from monoclonal and polyclonal antibodies is expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with RFMH guarantees them minimum royalty payments for monoclonal antibodies of $430,000 in 2007 through 2010 and $221,000 in 2011.

Research and Development

	Summary of Research and Development
	2006	% change in 2006	2005	% change in 2005	2004	% change in 2004
	($ in thousands)
Research and Development	$1,313	(8.5)%	$1,435	(4.6)%	$1,504	(3.6)%
As a % of Total Revenue	15.6%		24.4%		19.9%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense decreased 8.5% in the 2006 compared to 2005. This comparative decrease was attributed to complete curtailment in 2005 of all research spending for Pharmaceuticals in conjunction with agreements with the Company’s commercial partners who have undertaken full responsibility for research on these products Comparative spending for skincare research and development increased by approximately 20% which is attributable to clinical test work on PRK 124 and 4HBAP.

Research and development spending in 2005 was slightly lower compared to 2004. Skincare research and development spending rose to approximately $1,100,000 in 2005 compared to approximately $700,000 in 2004 due to accelerated development costs for Zeatin and new skincare compound screening costs. Research spending for Pharmaceuticals dropped as a result of the curtailment discussed in the preceding paragraph.

The Company expects to continue to allocate substantial resources to Skincare product development as a percentage of revenue, and research and development expense may increase in the future.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
	2006	% change 2006	2005	% change 2005	2004	% change 2004
	($ in thousands)
Administration, Sales and Marketing	$3,503	(24.2)%	$4,621	(9.7)%	$5,115	(18.8)%
As a % of Total Revenue	41.5%		78.7%		67.7%

For the years ended December 31, 2006, 2005 and 2004, the following Administration, Sales and Marketing expenses were incurred:

	2006	2005	2004
	($ in thousands)
Expense Category
Payroll, Benefits and Consulting	$1,570	$1,654	$1,775
Legal and Other Professional Fees	779	1,043	1,674
Rent and Office Expenses	376	796	719
Insurance-Liability	295	359	387
Travel and Related	271	238	282
Advertising	37	59	—
Other	175	472	278

Total	$3,503	$4,621	$5,115

Administration, sales and marketing expenses have declined since 2004 due to retrenchments made during 2005 (closure of the United Kingdom office, personnel reductions and the move of the corporate office to smaller facilities). Higher legal expenses in 2004 included costs for actions against Kinetin patent infringers that did not occur to the same extent in 2005 and 2006. Comparative Legal and Other Professional Fees have continued to decrease as litigation and patent infringement have diminished

Other Income and Expense

The primary recurring components of other income and expense are interest income on cash, cash equivalents and marketable securities and interest expense on the Company’s borrowings.

In April 1999, the Company issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants for an aggregate of 3 million ordinary shares at $1.20 per share, 3.3 million ordinary shares at $1.50 per share and 1.2 million ordinary shares at $2.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, or April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and was amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001, under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants resulting in an increase in the related discount of $1,447,000 and $367,000 respectively. On March 31, 2006, the Company paid the outstanding principal amount of the notes and accrued interest, with the result that the notes and outstanding Series A, B and D warrants were canceled. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the notes, related to the extinguishment of the debt. The amortization of the discount on the notes, which is included in interest expense, amounted to $243,000 for 2006, $545,000 for 2005 and $515,000 for 2004.

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. The $250,000 gain was recorded to other income.

Included in other income for 2004 is a $235,000 reflecting settlement of a lawsuit brought by the Company against Eagle-Picture Technologies Inc. related to its subsidiary ChemSyn Laboratories, and active ingredient manufacturer.

Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands. On November 10, 2004, the Company and USITC entered into an agreement to restructure a note associated with the purchase. Under the terms of the restructuring, Senetek received $1,435,000 in cash and a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During 2004, $435,000 of the payments was classified as interest income and $1 million was classified as a Gain on Sale of Operation. 2004 net income included $1,435,000 of cash payments from USITC paid under the terms of this settlement and classified as income from discontinued operations. In 2006 and 2005, payments of $223,000 and $133,000, respectively, made by USITC on the $400,000 promissory note given as part of the settlement were recognized as income from discontinued operations.

Taxation

Refer to Income Taxes below and Note 12 to the Financial Statements for discussion of the Company’s significant deferred tax assets and liabilities and net operating loss carryforwards.

Contractual Obligations

The Company has contractual obligations related to non-cancelable lease agreements totaling $56,000 in 2007 and $13,000 in 2008 and is committed to provide $170,000 in support to the Institute of Experimental Botany in Prague, Czech Republic for its continued research on certain cytokinins and other classes of naturally-derived cytokinins. Contractual obligations related to employment agreements are detailed in the “Compensation Discussion & Analysis” under Part III, Item 11 of this report on Form 10-K. The Company has a contractual obligation to RFMH for minimum payments of $430,000 per year through June 2011 which is fully offset by contractual minimum payments receivable from Covance of $860,000 per year.

Government Policy

It is the Company’s opinion that there are no aspects of government policy which, as far as can be foreseen, are likely to have a material effect on the conduct of its business, except as generally described in Part I, Item 1, of this Form 10-K under the heading “Government Regulation.”

Impact of Inflation

Management believes that inflation has not had any material effect on the results of the Company’s operations to date.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-K. Management believes that the following accounting policies fit the definition of critical accounting policies. The critical accounting policies were discussed with the entire board of directors of the Company.

Revenue Recognition

Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the point products have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Royalty revenue is generally paid by the licensee within 30 days of quarter end. Estimates are adjusted to reflect actual results within one quarter of product sales by licensee. Historically, license revenue has not differed significantly from management’s estimates. Revenue from the sale of the Company’s skincare products and of Invicorp® is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Royalties received from the Company’s licensee on their sale of monoclonal antibodies are recognized based upon a percentage of actual sales pursuant to the contract terms. Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract.

Impairment of Goodwill and Other Long-lived Assets

The Company assesses the impairment of goodwill annually and other long-lived assets such as property and equipment and other intangibles whenever events or changes in circumstances indicate that the carrying value may not recoverable. Factors it considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of goodwill and other long-lived assets and property and equipment may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

The Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The determination of fair value is a critical and complex consideration when assessing impairment that involves significant assumptions and estimates. These assumptions and estimates are based on the Company’s best judgments.

On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result of this transaction, goodwill of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

Income Taxes

As a result of the Company’s historical losses, it has significant deferred tax assets that could be utilized if it generates future taxable income and is otherwise required to pay income taxes. However, pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss (“NOL”) carryovers may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has not determined if such a change in ownership has occurred or the amount of the loss carryover limitation, if any. Management believes that the Company’s current business model will ultimately lead to sustained profitability and that the deferred tax asset will have value, but due to the Company’s lack of profitable historical operating history, potential limitations on usage of operating losses and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should the Company’s operating results and analysis of “change in ownership” provisions indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of the Company’s valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

While the Company has closed its UK office, it is continuing Named Patient Sales of Invicorp® in the UK and is actively engaged in promoting regulatory approval and commercialization of Invicorp® through its licensee in the UK, Ardana Bioscience Ltd, and believes that this continuation of trade preserves the Company’s NOLs. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom, but could be limited if there was a greater than 50% change in ownership in any three-year period.

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS 123(R). The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

Subsequent Events

On March 16, 2007, the Company received $1,312,000 in settlement of claims against professional services provider arising over past performance related matters. $1,200,000 of this amount was paid in cash and the remainder represents a write-off of fees owed. The Company has recorded the settlement as income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded $10,000 in related legal costs and expenses.

On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. In connection with this transaction, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000. The $21 million cash payment will be fully includable in 2007 revenues along with approximately $3,750,000 in previously deferred revenue related to the prior license agreement.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2006, interest expense under the Company’s Revolving Credit Agreement is accrued at 1% above Silicon Valley Bank’s announced prime lending rate with a minimum of 8.25% per annum. A change of interest rate of +/-1% would impact interest expense by $15,000. Effective March 30, 2007, the Revolving Credit Agreement was terminated and all outstanding amounts were repaid.

Foreign Currency Exchange Rate Risk

The Company is at market risk of exchange rate variability between the pound sterling, Danish Kroner and U.S. dollar. However, it believes that fluctuations in interest rates and currency exchange rates in the near term would not materially affect its consolidated operating results, financial position or cash flows as it has limited risks related to currency exchange rate fluctuations because of the limited amount of transactions denominated in foreign currencies, and accordingly it does not hedge this risk.

Foreign Currencies

The Company has operations in Denmark and in the UK where it relies upon outsource providers. The functional currencies are the Danish Kroner and Pound Sterling respectively. The Company follows currency translation principles established by SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities in the balance sheets of its foreign operations are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign operations are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of the operations are not included in determining net income but are accumulated in a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The Company does not use any methods to hedge the effect of changes in the Danish Kroner or Pound sterling exchange rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) (1) and 15(a) (2) of Part IV of this Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2005, the Company’s Board of Directors accepted the resignation of BDO Seidman, LLP (“BDO”) as its independent accountants and approved the engagement of Macias Gini & O’Connell LLP (“MGO”) as its independent accountants for the fiscal year ended December 31, 2005. MGO were also engaged as the Company’s independent accountants for the year ended December 31, 2006.

BDO provided auditing services to the Company for the year ended December 31, 2004. During this time, which specifically includes the fiscal year ended December 31, 2004, and the subsequent interim period through August 10, 2005, there were no disagreements between BDO and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports. Furthermore, there were no reportable events described under Item 304(a) (1) (v) of Regulation S-K.

The audit report issued by BDO on the Company’s consolidated financial statements as of and for the year ended December 2004 did not contain an adverse opinion, or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2004 and through August 10, 2005, the Company did not consult with MGO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A—CONTROLS AND PROCEDURES

The Company’s chief executive officer and its principal financial officer have evaluated the effectiveness of its “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on that evaluation, its chief executive officer and its principal financial officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

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

During 2006, there were no changes to the Company’s internal controls over financial reporting which were identified in connection with the evaluation of its disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2006 the Company had four Directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	58
Anthony Williams	Vice Chairman of the Board of Directors	2003	61
Kerry Dukes	Director	2006	44
Rodger Bogardus	Director	2006	66

Mr. Massino became Chairman and Chief Executive Officer of Senetek PLC in November 1998. Prior to becoming Chairman and Chief Executive Officer of Senetek, Mr. Massino served as President of Carmé Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo, Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused the Company soundly on its core competencies. During his career, Mr. Massino has successfully negotiated more than 50 licensing agreements with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982 was named “Division Manager of the Year.” While at Ortho, Mr. Massino was involved in the development of Renova, which in 1995, was also approved for anti-aging applications under the Renova trademark, and directed major product launches. As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $60 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions. Mr. Massino holds a degree in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is highly experienced in drug delivery technology and holds a patent on a drug delivery device. He is an active member of the Licensing Executives Society. Under the Company’s Articles of Association, as an Executive Director, Mr. Massino’s term as a director does not expire.

Mr. Williams was appointed a Director in February 2003 for a three-year term in accordance with the Company’s Articles of Association. Since September 2005 he has been a partner at Baker & McKenzie LLP, global law firm headquartered in Chicago, and for more than thirty years prior to that he was a Corporate Partner at Coudert Brothers LLP, a New York City-based international law firm where he also had served as Chairman of the Executive Committee of Coudert Brothers from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: RAG American Coal Holdings, Inc., DBT America Inc., Trautman Wasserman & Company Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce. Coudert Brothers LLP filed for bankruptcy protection in September 2006.

Mr. Dukes was appointed a Director in May 2006 and elected by the shareholders in December 2006. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities broker-dealer firm in New York City. Mr. Dukes has more than 20 years experience in the investment banking and securities businesses and has served on the Boards of Directors of public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Prior to Ardour Capital Investments, Mr. Dukes served as Director, Senior Managing Partner and Head of Global Activities of BlueStone Capital Partners, a registered securities broker-dealer and investment bank from 1995 to 2001 and as Chief Operating Officer and Managing Director of Commonwealth Associates Growth Fund from 1988 to 1995. Mr. Dukes attended the State University of New York.

Mr. Bogardus was appointed a Director in May 2006 and elected by the shareholders in December 2006. Mr. Bogardus is Chief Executive Officer and founder of Ingredia Resources LLC, Manahawkin, New Jersey, a privately held company that consults in designing, developing and marketing functional ingredients for use in topically applied personal care products. Prior thereto, Mr. Bogardus was Vice President and Category Head, Research and Development, of GlaxoSmithKline, a global healthcare company, with responsibility for denture care brands, from July 2001 to July 2002, and Senior Vice President, Research & Technology, of Block Drug Company, a global healthcare company, from January 1999 to June 2001, when Block Drug was acquired by GlaxoSmithKline. From 1992 through 1998 Mr. Bogardus was Senior Vice President, Global Research and Development Group, of Mary Kay, Inc., a direct selling cosmetics company; from 1986 through 1992 he was Director, European Technology Center, of Colgate-Palmolive Company, a global personal care products company; and prior thereto he held responsible product research and development positions with Richardson-Vicks, Inc., a subsidiary of Procter & Gamble Company, S.C. Johnson & Son, Inc. and The Gillette Company, all global personal care products companies. Mr. Bogardus holds a B.S. degree in Chemistry from Milliken University.

Executive Officers

Frank J. Massino, Chairman of the Board of Directors and Chief Executive Officer (see above).

William O’Kelly, age 52, has been Chief Financial Officer of the Company since April 2006 and Secretary of the Company since August 2006. From July 2005 until April 2006 Mr. O’Kelly was a financial consultant to Netopia, Inc, a manufacturer and distributor of broadband customer premises equipment, remote management software and broadband services. From July 2001 to July 2005 he was Chief Financial Officer and Secretary of Agentis Software, an application development software company which he co-founded; and from April 1998 to July 2001 he was Vice President-Finance and Treasurer of Informix Software, a database software company with revenues in excess of $1 billion. Prior to that he was Chief Financial Officer of Chemical Supplier Technology, an on-site manufacturer of high purity chemicals for silicon wafer and chip fabrication factories from February 1996 to April 1998 and Corporate Controller of Air Liquide America Corporation, an industrial gas manufacturing subsidiary with revenues in excess of $1 billion from August 1993 to February 1996. For 16 years prior to that he performed audit and tax services with the accounting firm of Ernst & Young. Mr. O’Kelly is a certified public accountant and holds a BS degree in Accounting from the University of Florida.

Independent Directors

The Board has determined that the following Directors of the Company (constituting a majority of all Directors) are “independent” within the meaning of the listing standards of the NASDAQ Stock Market: Mr. Bogardus, Mr. Dukes and Mr. Williams.

Financial Expert

The Board of Directors has determined that Mr. Dukes is an “audit committee financial expert” by reason, among other things, of his experience as chief executive officer of a registered securities investment banking and broker-dealer firm and as an investment banker involved in over 20 registered public offerings of securities. Mr. Dukes and Mr. Bogardus constitute the Audit Committee of the Board.

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

Director Nomination Process

All four of the seats on the Nominating Committee are currently vacant and the functions of the Committee are performed by the full Board. The duties of the Nominating Committee consist, among other things, of identifying individuals qualified to become Board members, selecting, or recommending to the Board, the Director nominees for the next Annual General Meeting, selecting, or recommending to the Board, Director candidates to fill any vacancies on the Board, and receiving proposals for Director nominees from beneficial holders of the Company’s ordinary shares. A copy of the Nominating Committee’s charter is available on the Company’s website at www.senetekplc.com. The Nominating Committee makes an assessment of the suitability of candidates for election to the Board, taking into account business experience, independence, and character. The Board has not, thus far, considered it appropriate to adopt specific, minimum objective criteria for director nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the distribution of the Company’s last proxy statement for its election of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of its equity securities, to file with the Commission and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Corporation.

To its knowledge, based solely on a review of the copies of such reports furnished to the Company, it believes that all reporting obligations of its officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2006.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, Directors and consultants, and includes additional provisions specifically applicable to its chief executive officer and senior financial officers. A copy of this code of ethics (which is entitled “Senetek PLC—Code of Business Conduct”) can be found on the Company’s website at senetekplc.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s executive compensation program is designed to attract and retain highly qualified executive officers, align executive performance with its strategic and financial objectives and reward management for successful performance in achieving these objectives. Strategic objectives primarily relate to development and commercialization of new products. The principal financial objective is achievement of the financial plan. Four elements of compensation are employed to achieve these goals:

Base Salary

Base salary provides the executive with a reasonable and competitive cash compensation program designed to allow the executive to receive a remuneration that is consistent with similarly performing executives at similar enterprises. The Company uses the services of an independent compensation consultant, Financial Concepts, to determine the competitiveness of executive officer compensation. The Compensation Committee reviews base salaries annually and makes adjustments based on recommendations from the compensation consultant which the committee deems appropriate to maintain base compensation consistent with similarly performing executives at similar enterprises The Compensation Committee takes into account each executive’s responsibilities, experience and performance in considering changes to base salary. Generally, base salaries are targeted at the 50th percentile of executive base salaries for the appropriate market comparison group, as determined by Financial Concepts.

Benefits

The Company furnishes executive officers benefits intended to provide healthcare, retirement and other specified benefits common in the life science industry. Healthcare is provided through a group policy available to all employees. The Company maintains a 401(k) contributory retirement plan and match 100% of employee contributions up to 3% of cash compensation and 50% of employee contributions between 3% and 5% of cash compensation. The Company provides its Chairman and Chief Executive Officer with term life insurance with a death benefit of approximately three times base compensation payable to his designee and disability insurance with a monthly benefit of approximately 80% of base compensation.

Management believes the benefits the Company provides is competitive with life science industry standards.

Short Term Incentive

Short term incentive is an annual performance-based incentive that rewards achievement of annual strategic and financial objectives that are established by the Board of Directors. Payments are made in a combination of cash and restricted stock, generally 75% cash and 25% restricted stock.

Long Term Incentive

In addition to base salary, benefits and short term incentive compensation, the Company provides its executives with long term compensation. Long term incentive compensation is designed to reward achievement of strategic long term objectives related to commercialization of new product as established by the Board of Directors, to establish ownership in the Company and to retain talented executives. The Company awards its executives equity grants in the form of stock options. The Company typically makes awards annually, in June, based on each executive’s responsibility, experience, performance and ability to influence its long-term growth and profitability. Stock options, granted at an exercise price equal to the closing market price on the date of the grant and exercisable for seven years are designed to build long-term net worth for the executive tied directly to increasing shareholder value. Stock options vest over four years from the date of grant to provide a time based performance incentive or are based on achievement of predetermined performance objectives such as those associated with the June 6, 2006 stock option grants described below.

There are no security ownership requirements or guidelines, and no policies in place to address the economic risk of equity ownership.

The Company grants equity awards in accordance with the following plans:

Terms of Stock Equity Plans

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Options are granted at the discretion of the Compensation Committee. The options will generally become exercisable over 48 months with expiration seven years from grant date. The Compensation Committee has the discretion to use a different vesting schedule.

There are two other share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants have been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan which were for options to generally become exercisable over 48 months with expiration seven years from grant date. The Compensation Committee of the Board of Directors had the discretion to use a different vesting schedule.

Material Terms of Grant Based Awards

On June 6, 2006, the Compensation Committee awarded 1,200,000 non-qualified options to Mr. Massino and 200,000 non-qualified options to Mr. O’Kelly. For Mr. Massino, the award was relatively large because it was the first since 2002 and also because 800,000 previously granted options expired in 2006. For Mr. O’Kelly, it was an initial employment award in line with past Company practices. The option grants have a term of seven years and were priced at the Company’s share market price at the close of business on the grant date. The option grants vest 25% with respect to calendar year 2006, 25% with respect to 2007, 25% with respect to 2008 and 25% with respect to 2009 if and only if one of the two conditions (“A” or “B”) described below are satisfied. If neither condition is satisfied with respect to the calendar year, the tranche applicable to that year plus any unvested cumulative tranches from prior years are carried forward to the following year and fully vested if one of the two conditions are met with respect to that year.

Condition A

At any time during the calendar year, the closing price of Senetek PLC American Depositary Shares for a consecutive 60 day period averages “X” or higher, as defined below (provided that options shall not vest within the first six months after grant).

Condition B

“Net Operating Income” for the calendar year is greater than or equal to “Y” as defined below. For purposes of this calculation, “Net Operating Income” is defined as Operating Income computed in accordance with U.S. Generally Accepted Accounting Principles plus all operating expenses associated with any program to migrate from a UK legal entity to a US legal entity and operating expenses associated with the evaluation or institution of a share buyback program. Such expenses include, but are not limited to, professional fees, travel and temporary help and specifically exclude imputed value of any CEO or CFO compensation expense except if that compensation expense is directly attributable to the subject programs.

Calendar Year	Condition A: X equals	Condition B: Y equals
2006	$0.50	$1,200,000
2007	$0.70	$2,040,000
2008	$0.98	$2,356,000
2009	$1.37	$2,697,000

On December 18, 2006, the Compensation Committee awarded 300,000 non-qualified options to Mr. Massino. The options grant has a term of seven years and was priced at the Company’s share market price at the close of business on the grant date. The options grant vests ratably over 48 months from the grant date and are not subject to future performance conditions.

On December 18, 2006, the Compensation Committee awarded 156,250 restricted shares to Mr. Massino and 50,000 restricted shares to Mr. O’Kelly. 100% of the shares vest on the first anniversary of the grant date provided that the recipient has not terminated service via resignation or been terminated for cause. Vesting of the shares is not subject to any future performance conditions.

The Company does not plan to release material non public information for the purpose of affecting executive compensation and it does not plan or coordinate grants to existing or new executives around the release of material non public information.

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(3)	Option Awards(3)	All Other Compensation(1)	Total
Frank J. Massino Chairman and Chief Executive Officer (PEO)	2006	$340,000	$93,750	$3,604	$106,142	$42,577	$586,073
William F. O’Kelly (2) Chief Financial Officer and Secretary (PFO)	2006	142,500	25,000	1,157	16,144	9,152	193,953

(1)	Detail of All Other Compensation

	401(k) Employer Match	Life Insurance	Disability Insurance	Car Allowance	Total
Frank J. Massino 2006	$4,000	$13,079	$13,498	$12,000	$42,577
William F. O’Kelly 2006	4,652	—	—	4,500	9,152
(2)	Mr. O’Kelly was appointed Chief Financial Officer and Secretary in April 2006.
(3)	Stock and option compensation expense is computed in accordance with SFAS 123(R). See Note 10 of Notes to Consolidated Financial Statements for computation details.

GRANTS OF PLAN-BASED AWARDS

Name and Principal Position	Grant Date	Number of Shares			Exercise Price		Grant Date Fair Value of Stock and Option Awards
		Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards	All Other Option Awards
Frank J. Massino Chairman and Chief Executive Officer (PEO)	June 6, 2006 December 18, 2006 December 18, 2006	1,200,000 — —	— 156,250 —	— — 300,000	$ $ $	0.26 0.20 0.20	$ $ $	208,900 31,250 39,600
William F. O’Kelly Chief Financial Officer and Secretary (PFO)	June 6, 2006 December 18, 2006	200,000 —	— 50,000	— —	$ $	0.26 0.20	$ $	34,800 10,000

Effective January 1, 2006, Mr. Massino’s base salary was increased from $319,000 to $340,000. Effective January 1, 2007, Mr. Massino’s base salary was increased from $340,000 to $360,000. Effective January 1, 2007, Mr. O’Kelly’s base salary was increased from $190,000 to $215,000. The salary increases were in line with the recommendation from the independent compensation consultant.

The Compensation Committee awarded the base salary increases described in the preceding paragraph, the 2006 cash bonuses included in the “Summary Compensation Table” and the 2006 equity grants fully described in the preceding section entitled Material Terms of Grant Based Awards. The Compensation Committee engaged Mr. Jim Adams of Financial Concepts, an independent compensation consultant, to assist in the process. The consultant’s work included a benchmark of Senetek executive compensation against seven peer group public life science companies including IGI, Barrier Therapeutics, Photomedix, Antares Pharmaceutical, Bentley Pharmaceutical, Vivus and Palatin Technologies. Senetek’s 2006 Chief Executive Officer’s total compensation was 66% of the average of the peer group. Senetek’s 2006 Chief Financial Officer’s total compensation (annualized to allow for comparison) was 56% of the average of the peer group. The Compensation Committee concluded that 2006 total compensation for the Chief Executive Officer and the Chief Financial Officer was fair and adequate based on the consultant’s work.

Employment Agreements

The Company maintains employment agreements with key executives principally to define terms under which employment will cease and to provide explicit benefits if termination of employment occurs for certain reasons. These termination benefits are generally comparable to its benchmarked public companies and have been constructed to provide an orderly transition for the Company if a termination event were to occur.

Material Terms of Employment Agreements

The Company has an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002, January 1, 2003 and April 2006. The agreement and amendments provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to discretionary increases by the Compensation Committee from time to time. Mr. Massino’s base salary was increased from $340,000 to $360,000 as of January 1, 2007. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any.

Under the terms of the employment agreement, in the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment upon consummation of certain changes of control (as defined below), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. For purposes of the employment agreement with Mr. Massino, a “change of control” would include, among other events set forth in that agreement, (i) a sale, lease or transfer of all or substantially all of its assets, (ii) the adoption by its shareholders of a plan relating to Senetek’s liquidation or dissolution, (iii) Senetek’s merger or consolidation, following which its shareholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation, (iv) an acquisition by an individual or group of more than 50% of the Company’s voting securities, and (v) a change in the Board of Directors that results in less than a majority of the Board being comprised of directors that have served on the Board of Directors for at least 12 months or who were approved by a majority of the Board at the time of their election or appointment.

The Company has a payment agreement dated March 5, 2007 with Mr. O’Kelly that requires the Company to make certain severance payments to Mr. O’Kelly in the event his employment is terminated under certain circumstances. If: (A) following a Change of Control, the Company does not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of Equivalent Authority by the Company or a Successor Enterprise or (B) Mr. O’Kelly does not continue his employment with the Company or a Successor Enterprise after a Relocation, then, in either such event, the Company will continue to pay him his base salary as at the date of the Change of Control or Relocation for a period of six months following his separation from the Company or the Successor Enterprise.

The Compensation Committee believes the change in control provisions for the Chief Executive Officer and the Chief Financial Officer are appropriate because neither individual would likely be retained in the event of such a transaction and the provision of change in control benefits serves as an incentive in the best interest of shareholders if such a transaction is under consideration.

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(2)	Option Exercise Price	Option Expiration Date	Number of Shares That Have Not Vested(3)	December 31, 2006 Market Value of Shares That Have Not Vested
Frank J. Massino	3,125	296,875	—	$0.20	12/17/13	156,250	$37,500
Chairman and Chief Executive Officer (PEO)	300,000	—	900,000	$0.26	06/05/13	—	—
	300,000	—	—	$0.55	12/16/09	—	—
	600,000	—	—	$1.00	01/09/09	—	—
	1,250,000	—	—	$1.41	11/13/07	—	—
William F. O’Kelly	50,000	—	150,000	$0.26	06/05/13	50,000	$12,000
Chief Financial Officer and Secretary (PFO)

(1)	Vesting at 6,250 shares per month through December 17, 2010.
(2)	Vesting in accordance with provisions described above in “Long-Term Incentive—Material Terms of Grant Based Awards”
(3)	Vest on December 17, 2007

There were no options exercised or stock awards vested during 2006 for any named executives, therefore the “Option Exercises and Stock Vested” table has not been included.

Post Employment Compensation

Neither a “Pension Benefit Table” nor a “Non-Qualified Deferred Compensation Table” has been included as there were no applicable transactions in the reporting periods.

Potential Payments upon Termination or Change in Control

The Company currently has an employment agreement with Mr. Massino and a payment agreement with Mr. O’Kelly that include severance and change of control provisions. These provisions are fully described in the preceding section titled Material Terms of Employment Agreements. In the event Mr. Massino was to be terminated without cause or in the event of a change in control as described above, Mr. Massino would be entitled to a minimum lump sum payment of $340,000 (his current salary) plus a deemed bonus times three. In addition, all unvested stock options and restricted stock would immediately vest. In the event Mr. O’Kelly was to be terminated as a result of a change in control or relocation as described above, Mr. O’Kelly would be entitled to a lump sum payment of $107,500. No severance or change of control payments have been made or are currently due with respect to these agreements. There are no other employment agreements in place and no claims existed at December 31, 2006 with respect to employment agreements with past employees.

The Company made severance payments to one former employee, Mr. Wade Nichols, its former Executive Vice President of Corporate Development and General Counsel, during the year ended December 31, 2005 in the amount of $108,250 representing post termination salary continuation for five months plus $7,000 in relocation expenses. In exchange for the above, all obligations under Mr. Nichols’ employment agreement were canceled and Mr. Nichols surrendered his claim for an option to purchase 150,000 shares. Mr. Nichols was also paid hourly based consulting fees of $104,000 and $32,000 in 2006 and 2005, respectively, for legal services.

Director Compensation Tables and Narrative Disclosure

DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash	Option Awards(2) (3)	Total
Anthony Williams	$10,000	$16,144	$26,144
Kerry Dukes	$6,400	$8,073	$14,473
Rodger Bogardus	$6,400	$8,073	$14,473

(1)	Mr. Massino is Chairman of the Board. His compensation is discussed elsewhere in the Compensation Discussion & Analysis. Mr. Williams was a Director for all of 2006. Mr. Dukes and Mr. Bogardus became Directors on May 11, 2006.
(2)	Stock option compensation expense is computed in accordance with SFAS 123(R). See Note 10 of Notes to the Consolidated Financial Statements for computation details. Grant date fair value of option awards during 2006 were as follows: Mr. Williams, $34,800; Mr. Dukes, $17,400; Mr. Bogardus, $17,400.
(3)	Mr. Williams holds an aggregate total of 450,000 stock options at December 31, 2006. Mr. Dukes and Mr. Bogardus each hold an aggregate total of 100,000 stock options at December 31, 2006.

Non-employee Directors receive a $2,500 quarterly cash stipend. New non-employee Directors historically have been granted an option to purchase up to 150,000 shares upon joining the Board. There is no established policy requiring such a grant. Subsequent equity grants in the form of stock options, restricted stock or a combination of stock options and restricted stock typically take place annually and are based on each Directors responsibility, experience, performance and ability to influence the Company’s long-term growth and profitability.

Compensation Committee

Compensation Committee Practices and Procedures

The Compensation Committee of the Board of Directors, comprised solely of independent Directors, has the responsibility and authority to establish the compensation program for the Company’s Executive Officers. The Compensation Committee is comprised of Mr. Kerry Dukes (Chairman) and Mr. Rodger Bogardus. The Compensation Committee has the responsibility and authority to establish the compensation program for the Company’s Executive Officers. To assist in performing its duties and to enhance its objectivity and independence, the committee obtains advice from an outside compensation consultant.

In addition, the committee may also request independent compensation survey data and proxy information from companies similar in nature and size for comparative purposes. The Company’s executives may advise the committee but play no role in compensation decisions. The committee reserves the right to also consider other unique factors in setting compensation levels and to adjust or recover for awards of payments if the Company adjusts or restates performance measures in a manner that would reduce the size of an award or payment.

Compensation Committee Interlocks

No current or past member of the Compensation Committee at any time was a current or former officer or employee of Senetek or any of its subsidiaries. No executive officer of Senetek served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a Director or as a member of the Company’s Compensation Committee. Baker & McKenzie LLP, a law firm of which Mr. Williams, a former member of the Compensation Committee and a current Director, was a partner, performed legal services for Senetek during 2006 and received legal fees. See Item 13, “Certain Relationship and Related Transactions”.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed the preceding Compensation Discussion and Analysis and has discussed its contents with management.

Based on the review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included, where required, in reports to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Date: March 27, 2007

/s/ K. J. DUKES
Kerry Dukes, Chairman, Compensation Committee

/s/ R. E. BOGARDUS
Rodger Bogardus, Member, Compensation Committee

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding ordinary shares as of March 27, 2007 by (i) each of Senetek’s Directors who is also a stockholder; (ii) its Chief Executive Officer; (iii) its other executive officers currently in office; and (iv) all executive officers and Directors of Senetek as a group. There are no persons believed by Senetek to own beneficially more than 5% of the Company’s outstanding ordinary Shares. The holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of its Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(1)
Frank J. Massino	2,728,651	(2)	4.3%
William F. O’Kelly	65,000	(2)	*
Anthony Williams	551,182	(2)	*
Kerry Dukes	30,000	(2)	*
Rodger Bogardus	75,000	(2)	*

All Directors and Executive Officers as a group	3,449,833		5.4%

*	Less than one percent
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

(2)	Includes the following number of shares issuable upon exercise of options or warrants that currently are exercisable or will become exercisable within 60 days of March 2007: Mr. Massino: 2,453,000; Mr. O Kelly: 50,000; Mr. Williams 300,000; Mr. Dukes: 25,000; and Mr. Bogardus: 25,000

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brothers LLP. Both law firms have rendered legal services to the Company. Legal fees paid to Baker & McKenzie LLP and Coudert Brothers LLP in 2006, 2005 and 2004 aggregated $232,000, $518,000 and $530,000, respectively.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin, Dr. Brian Clark, is the Chief Scientist for the Company. Total royalty expense related to Kinetin sales for 2006, 2005 and 2004 were $158,000, $107,000 and $104,000, respectively, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $108,000.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors appointed Macias Gini & O’Connell LLP (“Macias Gini”) as independent accountants to examine the Company’s consolidated financial statements for the year ended December 31, 2006 and to render other professional services as required and appointed BDO Stoy Hayward (“BDO Stoy”) as its independent accountants to examine the Company’s English accounts and reports.

Aggregate fees billed by the Company’s principal accountants, Macias Gini & O’Connell LLP for 2006 and 2005, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL—Principal Accountants in the United States:

Type of Service	2006	2005
Audit Fees (1)	$149,000	$118,000
Other Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total	$149,000	$118,000

(1)	Audit Fees: This category consists of fees for professional services rendered by Macias Gini for audits of the Company’s annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other Audit-Related Fees: None
(3)	Tax Fees: None
(4)	All Other Fees: None

Aggregate fees billed by the Company’s principal accountants in the United Kingdom, BDO Stoy for 2006 and 2005, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

BDO STOY HAYWARD LLP—Principal Accountants in the United Kingdom:

Type of Service	2006	2005
Audit Fees (1)	$64,000	$85,000
Other Audit-Related Fees (2)	—	—
Tax Fees (3)	35,000	32,000
All Other Fees (4)	—	—

Total	$99,000	$117,000

(1)	Audit Fees: This category consists of fees for professional services rendered by BDO Stoy for audits of the Company’s annual financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit and statutory audits required by United Kingdom jurisdictions.
(2)	Other Audit-Related Fees: None
(3)	Tax Fees: This category consists of fees for professional services rendered by BDO Stoy for United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.
(4)	All Other Fees: None

The Audit Committee established a policy governing the Company’s use of the Company’s auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In 2006, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. The Audit Committee determined that the rendering of other professional services for audit related matters, tax compliance and tax advice was compatible with these firms maintaining their independence. In 2006, no hours were expended on the principal accountant’s engagement to audit the financial statements that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

10.4	Deposit Agreement dated October 3, 2005 between Senetek PLC and The Bank of New York, and incorporated herein by reference.

+10.14	Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F. J. Massino.

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

10.16	Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto.

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

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 1,000,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference.

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference.

10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

+10.75	Consulting Agreement with Stewart Slade May 1, 2004, and incorporated herein by reference.

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference.

10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003, and incorporated herein by reference.

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004, and incorporated herein by reference.

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004.

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference.

10.85

3rd Amendment to the Securities Purchase Agreement dated as of September 30, 2004 by and between the Company and the holders of the Company’s Senior Secured Notes, Series A Warrants and Series B Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

*10.86	Letter Agreement dated September 30, 2004 by and between the Company and the holders of the Company’s Series D Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference.

*10.87	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004, and incorporated herein by reference.

10.88	Forbearance Agreement between U.S. International Trading Corporation and Senetek PLC dated November 8, 2004.

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference.

*10.89	License Agreement between the Company and Ferrosan A/S dated December 8, 2004.

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference.

*10.90	Amended and restated agreement between Senetek PLC and Signet Laboratories dated as of January 1, 2005, and incorporated herein by reference.

+10.91	Severance agreement between the Company and Wade H. Nichols dated as of March 23, 2005, and incorporated herein by reference.

+10.92	Consulting agreement between the Company and Wade H. Nichols dated as of April 1, 2005, and incorporated herein by reference.

*10.93	License Agreement between Senetek and pH Advantage, LLC dated as of April 30, 2005, and incorporated herein by reference.

*10.94	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005, and incorporated herein by reference.

*10.95	License Agreement between Senetek PLC and Ofra Cosmetics dated as of September 15, 2005, and incorporated herein by reference.

10.96	Second Amendment to Agreement on Cooperative Research and Development between Senetek PLC and Institute of Experimental Botany dated as of November 10, 2005, and incorporated herein by reference.

*10.97	License Agreement between Senetek PLC and Plethora Solutions Limited dated as of February 16, 2006, and incorporated herein by reference.

10.98	Agreement on Cooperative Research and Development between Senetek PLC, and Dr. Efstathios S. Gonos and Dr. Ioanna Chinou dated as of March 6, 2006, and incorporated herein by reference.

*10.99	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006, and incorporated herein by reference.

10.100	Prepayment Agreement between Senetek PLC and the Holders of Senetek’s Senior Secured Notes and Warrants dated as of March 30, 2006, and incorporated herein by reference.

10.101	Series E Warrant dated March 31, 2006 issued to Wallington Investment Holdings Ltd., and incorporated herein by reference.

10.102	Series E Warrant dated March 31, 2006 issued to Alba Limited, and incorporated herein by reference.

10.103	Resignation and Indemnity Consulting Agreement between Senetek PLC and Rani Aliahmad dated as of March 31, 2006, and incorporated herein by reference.

10.104	Resignation and Indemnity Agreement Consulting Agreement between Senetek PLC and Michael Khoury dated as of March 31, 2006, and incorporated herein by reference.

10.105	Loan and Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.106	Intellectual Property Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.107	Securities Account Control Agreement between Senetek PLC, U.S. Bank, N.A., SVB Asset Management and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.108	Amendment dated as of May 19, 2006 among Signet Laboratories, Inc., Senetek PLC, Research Foundation for Mental Hygiene and Covance Antibody Services, Inc.

10.109	Contract for Personal Services between Senetek PLC and Brian Clark dated August 1, 2006.

*10.110	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Phloretamide.

*10.111	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Plant Nucleic Acids.

*10.112

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Brain Tumor treatment with Interference RNA.

*10.113	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Furfurylcytosine.

+10.114	Payments in the Event of Certain Changes Agreement between Senetek PLC and William F. O’Kelly dated March 5, 2007.

10.115	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America.

21	Subsidiaries of Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, Macias Gini & O’Connell LLP.

23.2	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.

24	Power of Attorney Included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Confidential treatment has been requested as to certain portions of those exhibits.
+	Agreements related to Management Contracts or Compensation Plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this April 9, 2007.

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

Signature	Title	Date

/s/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 9, 2007

/s/ W. F. O’KELLY William F. O’Kelly	Chief Financial Officer (Chief Accounting Officer)	April 9, 2007

/s/ A. WILLIAMS Anthony Williams	Vice Chairman of the Board, Director	April 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2006. We have also audited the accompanying financial statement schedule. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP
Macias Gini & O’Connell LLP

Sacramento, California

April 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows of Senetek PLC and subsidiaries for the year ended December 31, 2004. We have also audited the schedule listed in the accompanying index for 2004. These financial statements and the schedule are the responsibility of Senetek PLC’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Senetek PLC and subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for 2004.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Francisco, California

March 7, 2005, except for Note 15D,

which is as of March 24, 2005

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31
	2006	2005
ASSETS
Current Assets
Cash and Cash Equivalents	$3,368	$1,553
Short Term Investments (Note 6)	—	1,634
Trade Receivables (net of allowance for doubtful accounts of $150 in 2006 and $120 in 2005) (Note 13)	1,831	1,207
Non-trade Receivables (net of provision $0 in 2006 and 2005)	18	22
Inventory (net of provision of $0 in 2006 and $429 in 2005) (Note 4)	32	109
Prepaids and Deposits	141	189

Total Current Assets	5,390	4,714
Property and Equipment—net (Note 5)	210	242
Intangibles	7	18
Asset Held for Sale (Note 5)	—	250
Goodwill (Note 2g)	1,308	1,308

Total Assets	$6,915	$6,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable (Note 16)	$859	$466
Accrued Liabilities (Note 7)	672	1,255
Deferred Revenue and License Fees (Note 2d)	797	797
Line of Credit—Current	1,500	—
Notes Payable—Current (net of discount of $1,103 in 2005) (Note 8)	—	2,186

Total Current Liabilities	3,828	4,704

Long Term Liabilities
Other Long Term Liabilities (Note 15)	—	8
Deferred License Fees (Note 2d)	4,058	4,855

Commitments, Contingencies and Subsequent Events (Notes 15 and 18)	—	—
Stockholders’ Deficit (Notes 9, 10 and 11)
Ordinary Shares (Note 15)
Authorized shares: $0.10 (5 pence) par value: 100,000,000; Issued and Outstanding shares 2006 and 2005: 60,960,624	4,919	4,919
Share Premium	84,920	84,749
Accumulated Deficit	(90,842)	(92,725)
Accumulated Other Comprehensive Income—Currency Translation	32	22

Total Stockholders’ Deficit	(971)	(3,035)

Total Liabilities and Stockholders’ Deficit	$6,915	$6,532

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	($ in thousands, except for per share data)
Revenue (Note 3)
Royalties and Licensing Fees	$7,993	$5,719	$7,118
Product Sales	438	152	432

Total Revenue	8,431	5,871	7,550

Cost of Sales
Royalties & Licensing (Note 16)	796	720	715
Product Sales	212	156	341

Total Cost of Sales	1,008	876	1,056

Gross Profit	7,423	4,995	6,494

Operating Expenses
Research and Development	1,313	1,435	1,504
Administration, Sales and Marketing (Note 16)	3,503	4,621	5,115

Total Operating Expenses	4,816	6,056	6,619

Operating Income (Loss)	2,607	(1,061)	(125)
Interest Income	108	94	35
Interest Expense (including amortization of debt discount) (Note 8)	(358)	(825)	(930)
Write-off debt discount on retirement of Senior Secured Notes	(927)	—	—
Other Income (Expense), net	(2)	4	171
Gain on Sale of Assets	251	—	—

Income (Loss) from Continuing Operations Before Income Taxes	1,679	(1,788)	(849)
Provision for Income Taxes (Note 12)	(19)	(84)	(13)

Income (Loss) from Continuing Operations	1,660	(1,872)	(862)

Discontinued Operations (Note 13)
Gain on Sale of Operations	202	111	1,000
Interest on Sale of Operations	21	22	435
Provision for Income Taxes (Note 13)	—	—	(7)

Income from Discontinued Operations	223	133	1,428

Net Income (Loss) attributable to Ordinary Stockholders	$1,883	$(1,739)	$566

Per share basic amounts
Income (loss) from Continuing Operations	$0.03	$(0.03)	$(0.01)
Income from Discontinued Operations	0.00	0.00	0.02

Per share basic amounts	0.03	(0.03)	0.01

Per share diluted amounts
Income (loss) from Continuing Operations	$0.03	$(0.03)	$(0.01)
Income from Discontinued Operations	0.00	0.00	0.02

Per share diluted amounts	0.03	(0.03)	0.01

Weighted Average Basic Ordinary Shares Outstanding	60,961	60,913	60,108
Weighted Average Diluted Ordinary Shares Outstanding	61,876	60,913	60,108

See accompanying notes to consolidated financial statements.

Net income for 2006 included stock-based compensation expense of $171,000, in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” There was no stock-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation,” in 2005 or 2004 because the Company did not adopt the recognition provisions of SFAS 123. Net loss including pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements in the Form 10-K was $(1,970,000) or $(0.03) per basic and diluted share for 2005. Net income including pro forma stock-based compensation expense as previously disclosed in the notes to the consolidated financial statements in the Form 10-K was $64,000 or $0.00 per basic and diluted share for 2004. See Note 2 to the Consolidated Financial Statements for additional information.

SENETEK PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME (LOSS)

($ in thousands, except for share data)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income- Currency Translation	Net Stockholders’ Deficit
Balances January 1, 2004:	59,052,153	$4,763	$83,806	$(91,552)	$54	$(2,929)
Stock based compensation expense related to employee and director stock options	—	—	29	—	—	29
Proceeds from warrant exercise	1,609,545	129	499	—	—	628
Fair value of warrant modification related to debt refinancing	—	—	367	—	—	367
Comprehensive income:
Net income attributable to ordinary stockholders	—	—	—	566	—	566
Translation reserve	—	—	—	—	(22)	(22)

Total comprehensive income (loss)	—	—	—	566	(22)	544

Balances December 31, 2004	60,661,698	$4,892	$84,701	$(90,986)	$32	$(1,361)

Stock based compensation expense related to employee and director stock options	—	—	3	—	—	3
Proceeds from stock issued in connection with deferred compensation plan	298,926	27	45	—	—	72
Comprehensive loss:
Net income attributable to ordinary stockholders	—	—	—	(1,739)	—	(1,739)
Translation reserve	—	—	—	—	(10)	(10)

Total comprehensive loss	—	—	—	(1,739)	(10)	(1,749)

Balances December 31, 2005	60,960,624	$4,919	$84,749	$(92,725)	$22	$(3,035)

Stock based compensation expense related to employee and director stock options	—	—	171	—	—	171
Comprehensive income:
Net income attributable to ordinary stockholders	—	—	—	1,883	—	1,883
Translation reserve	—	—	—	—	10	10

Total comprehensive income	—	—	—	1,883	10	1,893

Balances December 31, 2006	60,960,624	$4,919	$84,920	$(90,842)	$32	$(971)

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,883	$(1,739)	$566
Gain from sale of discontinued operations	(202)	(111)	(1,000)
Income from discontinued operations	(21)	(22)	(428)

Income (loss) from continuing operations	1,660	(1,872)	(862)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sale of assets	(251)	—	—
Depreciation and amortization, including $176, $545 and $515 related to debt discount in 2006, 2005, and 2004	252	695	652
Write off of debt discount on retirement of senior secured notes	927	—	—
Bad debt and inventory reserves	(399)	64	119
Stock based compensation	171	3	29
Stock issued for deferred compensation	—	72	—
Write down on fixed asset disposals	—	225	—
Changes in assets and liabilities:
Trade receivables	(654)	(153)	(469)
Non-trade receivables	4	99	(99)
Inventory	506	84	84
Prepaids and deposits	48	107	9
Accounts payable and accrued liabilities	(198)	60	(314)
Deferred revenue and license fees	(797)	(812)	4,045

Net cash provided by (used in) continuing operations	1,269	(1,428)	3,194
Net cash provided by discontinued operations	21	22	428

Net cash provided by (used in) operating activities	1,290	(1,406)	3,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	202	111	1,000
Proceeds from maturities of short term investments	1,634	—	—
Proceeds from sale of assets held for sale	500	—	—
Purchase of property and equipment	(32)	—	(263)
Purchase of short term investments	—	(50)	(1,584)

Net cash provided by (used in) investing activities	2,304	61	(847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	—	(30)	(1,630)
Prepayment of senior secured notes	(3,289)	—	—
Proceeds from bank line of credit	1,500	—	—
Exercise of warrants	—	—	628
Effects of exchange rate changes on cash	10	(10)	(22)

Net cash used in financing activities	(1,779)	(40)	(1,024)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,815	(1,385)	1,751
Cash and cash equivalents at the beginning of the year	1,553	2,938	1,187

Cash and cash equivalents at the end of the year	$3,368	$1,553	$2,938

Supplemental disclosures of cash flow information
Interest	$358	$280	$415
Income taxes	—	84	20

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

Senetek PLC (“Senetek”) is a life sciences product development company with an extensive array of intellectual properties targeting the science of aging including skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer.

Senetek PLC is a public limited company organized under the laws of England and has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies, Inc. (“SSDT”), Senetek Asia Limited (“HK”) and Senetek Denmark ApS, corporations formed by Senetek under the laws of Delaware, Hong Kong and Denmark, respectively, and Carme Cosmeceutical Sciences Inc. (“CCSI”), a Delaware corporation.

2.	Principal Accounting Policies

(a) Basis of Consolidation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in Senetek’s financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debt, the determination of fair value of stock compensation awards, realizability of deferred tax assets, impairment of long lived assets, and goodwill valuation.

(c) Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2006, the Company held $3,164,000 in bank balances in excess of the insurance limits.

(d) Revenue, Deferred Revenues and Accounts Receivable

Revenue from the sale of skincare products, polyclonal antibodies and named patient product sales of Invicorp® is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Remittances received from the Company’s marketer, Covance Antibody Services, Inc. (“Covance”) on its sales of monoclonal antibodies are recognized based upon a percentage of actual Covance sales pursuant to the contract terms. Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. Royalties

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the Company’s skincare licensees are recognized based on estimates that approximate the percentage due on products estimated to have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Historically, license revenue has not differed significantly from management’s estimates. Estimates are adjusted to reflect actual results within one quarter of product shipment.

In May 2004, the Company entered into two agreements with Valeant. Under these agreements, Valeant was granted the right to enter into an exclusive world wide license for Zeatin (or another proprietary compound if clinical testing of Zeatin showed its commercialization was not feasible) on substantially the same commercial terms as the Company’s license with Valeant for its Kinetin products, and the license agreement for Valeant’s Kinetin products was amended to extend its term, expand its reach to additional channels of trade, and provide for a royalty reduction of $250,000 per quarter beginning in 2005 to support Valeant’s planned increases in promotional support for the brand as it exploits these additional markets and channels of trade. In conjunction with the agreement, the Company received $5 million and is amortizing this amount into income over an 8 year period at a quarterly rate of $156,250. As of December 31, 2006, $625,000 of this is included in short term deferred revenue and $3,125,000 in long term deferred revenue. The remaining current and long term portion of deferred revenue and license fees at December 31, 2006 relates to a prepaid license fee received from Revlon in fiscal year 2000 which is amortized at the rate of approximately $172,000 per year over the remaining life of the agreement. In July 2005, Valeant exercised its option to obtain an exclusive global license for Zeatin in all classes of trade, and its Kinetin license agreement was amended to grant such license for Zeatin. Valeant’s rights to Kinetin were similarly broadened, subject to terms of Senetek’s existing Kinetin licenses, which Senetek undertook not to expand or renew. In return, Senetek is contractually entitled to receive royalties on Valeant’s net sales of Zeatin products at the same rate as is applicable to net sales of Kinetin products and Valeant guarantees combined minimum royalties from sales of Zeatin and Kinetin products of $6 million in 2006, $7 million in 2007 and $8 million in each of 2008, 2009 and 2010, payable quarterly, subject to the above $250,000 quarterly credit.

On March 30, 2007, the Company completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. The $21 million cash payment will be fully includable in 2007 revenue along with approximately $3,750,000 in previously deferred revenue related to the prior license agreement.

Accounts receivable are uncollateralized customer obligations typically due in 30 days under the terms of respective license agreements. The Company performs continuing credit evaluations of its customers’ financial condition. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believes the allowance for doubtful accounts as of December 31, 2006 is adequate.

(e) Inventories and Inventory Reserves

Inventories, consisting of raw materials, are stated at the lower of cost or market value. Cost is determined using the average costing method.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments to the reserves as required.

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

(g) Goodwill

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business (Carme), was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2006, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin (acquired in conjunction with Carme acquisition) and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result of this transaction and the related significant reduction on future royalties from the Kinetin and Zeatin products, goodwill of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

(h) Impairment of Long-Lived Assets

The Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. See Note 5.

(i) Research and Development

Expenditures on research and development are expensed as incurred.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j) Foreign Exchange

All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ deficit. Foreign currency transaction gains and losses are included in the determination of net income (loss) in the period in which they occur. The functional currency of the Company’s United Kingdom and Denmark operations is the Pound Sterling and Danish Kroner.

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

	December 31
	2006	2005	2004
	(in thousands)
Numerator:
Income (loss) from continuing operations	$1,660	$(1,872)	$(862)
Income from discontinued operations (Note 13)	223	133	1,428

Net income (loss)	$1,883	$(1,739)	$566

Denominator:
Basic weighted average ordinary shares outstanding	60,961	60,913	60,108
Stock options “in the money” calculated using treasury stock method	915	—	—

Diluted weighted average ordinary shares outstanding	61,876	60,913	60,108

Options and warrants to purchase stock and shares issuable upon the conversion of debt to stock, totaling 6,085,000, 18,984,001 and 20,316,001 were outstanding at December 31, 2006, 2005 and 2004 but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(l) Financial Instruments

The carrying values of cash, receivables and current liabilities approximate their fair values due to the short-term nature of these items. The estimated fair values of the Company’s long term notes payable at December 31, 2006 and 2005 is approximately $0 and $2,700,000, respectively. The carrying values of these notes at December 31, 2006 and 2005 are $0 and $2,186,000. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

(m) Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enacted rules in effect for the year in which differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is established to reduce the deferred tax assets when the Company determines it is more likely than not that the related tax benefits will not be realized. The Company periodically reviews the valuation of deferred tax assets in light of expected future operating results.

(n) Stock Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), “Share Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors for employee stock options. Accordingly, stock based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. The Company previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation”. See Note 10 for additional information.

(o) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. Advertising costs in 2006 and 2005 amounted to $36,000 and $56,000, respectively, and were incurred in connection with press releases, website support, and an email campaign. No advertising costs were incurred in 2004.

(p) Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” to clarify the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. FIN 48 is effective for annual financial statements covering the first fiscal year beginning after December 15, 2006. Management believes that adoption of FIN 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” to clarify how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The staff believes that registrants must quantify the impact of correcting all misstatements using two common approaches and would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management believes that adoption of SAB No. 108 did not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 clarifies the definition of fair value, provides enhanced guidance for using fair value to measure assets and liabilities, and requires

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expanded disclosures about fair value measurements. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued new rule No. 33-8732A regarding Executive Compensation and Related Person Disclosure, adopting amendments to the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. Among other changes, the rule requires that disclosure under the amended items generally be provided in plain English. The rule is effective for Forms 8-K for triggering events that occur on or after November 7, 2006, and in Forms 10-K and in any proxy or information statements for fiscal years ending on or after December 15, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact on the financial statements of adopting SFAS No. 159.

(q) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

3.	Concentration of Risk

The Company’s customers are located principally in the United States. Four customers in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 67%, 1%, 7%, 3% and 16% of net revenues and 68%, 1%, 5%, 0% and 21% of receivables in 2006. The same customers were 51%, 2%, 12%, 11% and 18% of net revenue in 2005 and 27%, 21%, 16%, 12%, and 17% in 2004. There is a significant concentration of credit risk with respect to these customers.

4.	Inventory

Inventory is valued at the lower of cost or market. Inventory at December 31, 2006 of $32,000 consists of raw materials. The December 31, 2005 inventory of $109,000 is comprised of $77,000 in raw materials and $32,000 in finished goods. The December 31, 2005 inventory is net of reserves of $62,000 for raw materials and $367,000 for finished goods. In conjunction with the sale of certain of its raw materials inventory and finished goods inventory in January 2006, the Company reversed its inventory reserves.

	December 31, 2006	December 31, 2005
	($ in thousands)
Finished goods	$—	$32
Raw materials	32	77

	$32	$109

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment and Assets Held for Sale

Property and equipment and asset held for sale are summarized as follows:

	December 31, 2006	December 31, 2005
	($ in thousands)
Cost:
Office furniture and fixtures	$333	$315
Plant and laboratory equipment	377	346
Leasehold improvements	93	99

	803	760

Accumulated depreciation:
Office Furniture and Fixtures	280	255
Plant and Laboratory equipment	278	248
Leasehold Improvements	35	15

	593	518

Net Carrying Value	$210	$242

Asset Held for Sale (1)	$—	$250

(1)	On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc, all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. Under the terms of the sales agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, The Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

6.	Short-Term Investments:

Short-term investments represent certificates of deposit with various financial institutions totaling $1,634,000 at December 31, 2005. Each certificate of deposit has a principal balance of $99,000 and is outstanding for a period of approximately 95 to 180 days. At December 31, 2005, the Company classified all of its investments as available-for-sale. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2006	December 31, 2005
	($ in thousands)
Accrued Salaries and Benefits	$211	$265
Legal and Professional Fees	154	365
Audit and Accountancy Fees	118	377
Other Liabilities and Accruals	189	248

	$672	$1,255

8.	Notes Payable

On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, and the proceeds thereof, including the Company’s license agreements thereunder. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25% per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligate to pay a fee equal to 3% of any unused portion of the amount available form time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, limitations on indebtedness to, investment in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined. On March 30, 2007, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000 as a condition of the License Acquisition Agreement with Valeant. Refer to Note 18 to the Financial Statements for the discussion of the retirement of the line of credit.

On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289,000 principal amount of senior secured notes (the “Notes”) and its Series A, B, and D warrants exercisable for 3,000,000, 3,300,000 and 3,437,500 ordinary shares, respectively, at exercise prices of $1.00, $1.25 and $0.40, respectively, per share, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”), all of the outstanding Series A, B, and D warrants would be cancelled, the Securities Purchase Agreement as amended would be terminated, and the Company would issue new Series E warrants to purchase a total of 3,000,000 ordinary shares on substantially the same terms as the Series D warrants, including its March 4, 2011, expiration date, but at an exercise price of $0.25 per share. The Prepayment Agreement permits the holders of the Series E warrants to register under the Securities Act of 1933 the ordinary shares purchasable thereunder on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of ordinary shares, in each case on the same terms as applied to the Series D warrants. In addition, the Prepayment Agreement provided that on the Closing Date, the Note holders’ two designees as Directors of Senetek would resign.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2006, the Company paid the outstanding principal amount of the Notes and accrued interest, with the result that the Notes and outstanding Series A, B, and D warrants were canceled, the Noteholders’ designees on the Company’s Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E warrants were issued. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the Notes, related to the extinguishment of the debt. The fair value of the Series E warrants was determined to be less than the fair value of the cancelled warrants; therefore the Company did not recognize any additional expense related to the issuance of warrants. In 2006, the Company paid $243,000 in interest related to the Notes.

9.	Stock Option Plan

In December 1985, Senetek adopted a share option plan (the “No. 1 Plan”) for employees with shareholder approval. Under the No. 1 Plan, options to purchase ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 6,000,000. The No. 1 Plan expired by its terms in December 2005.

The following table summarizes option transactions under the No. 1 Plan for the three years ended December 31, 2006:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2004	146,975	3,946,125	$1.39
Forfeited/Cancelled	66,625	(66,625)	1.22

Balance at December 31, 2004	213,600	3,879,500	1.39
Forfeited/Cancelled	355,000	(355,000)	2.11
Cancelled due to Plan Termination	(568,600)	—	—

Balance at December 31, 2005	—	3,524,500	1.32
Forfeited/Cancelled	—	(1,174,500)	1.61

Balance at December 31, 2006	—	2,350,000	$1.18

The following table summarizes information about the No. 1 Plan options outstanding at December 31, 2006.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Exercise Price of Exercisable Options
$0.41–$0.55	320,500	3.02	$0.54	311,802	$0.54
$1.00–$1.41	2,030,000	1.26	1.27	2,029,688	1.27

$0.41–$1.41	2,350,000	1.50	$1.18	2,341,490	$1.18

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 1987, the Company adopted a share option plan (“the No. 2 Plan”) for Non-Executive Directors and Consultants with shareholder approval. Under the No. 2 Plan, options to purchase ordinary shares were granted by the Board of Directors, subject to the exercise price being not less than the market value of an ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. In 1997, shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 4,000,000. The No. 2 Plan expired by its terms in December 2005.

The following table summarizes option transactions under the No. 2 Plan for the three years ended December 31, 2006:

	Shares Available For Grant	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2004	1,096,025	2,442,000	$1.21
Granted	(150,000)	150,000	0.69
Forfeited/Cancelled	150,000	(150,000)	1.15

Balance at December 31, 2004	1,096,025	2,442,000	1.18
Forfeited/Cancelled	917,000	(917,000)	1.39
Cancelled due to Plan Termination	(2,013,025)	—	—

Balance at December 31, 2005	—	1,525,000	1.06
Forfeited/Cancelled	—	(745,000)	1.37

Balance at December 31, 2006	—	780,000	$0.76

The following table summarizes information about the No. 2 Plan for non-executive Directors and consultants’ options outstanding at December 31, 2006.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.41–$0.69	650,000	3.73	$0.56	650,000	$0.56
$1.41–$1.88	130,000	1.54	1.77	130,000	1.77

$ .41–$1.88	780,000	3.36	$0.76	780,000	$0.76

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

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Options are granted at the discretion of the Compensation Committee of the Board of Directors. The options will generally become exercisable for 20% of the option shares one year from the date of grant and then ratably over the following 36 months. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule. The Plan is subject to the approval of the Company’s stockholders within twelve months after the date of the Board’s

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial adoption of the Plan. 1,900,000 stock options were granted on June 6, 2006 at a price of $0.26 per share, 25,000 stock options were granted on August 1, 2006 at a price of $0.24 per share and 300,000 stock options were granted on December 18, 2006 at a price of $0.20 per share. The grants were made at the closing stock price on the grant date. On December 18, 2006, 206,250 shares of restricted stock were granted under the Senetek Equity Plan.

The following table summarizes option and restricted stock transactions under the Senetek Equity Plan in 2006.

	Shares Available for Grant	Options and Restricted Stock Outstanding	Weighted Average Exercise Price
Balance at January 1, 2006
Adoption of Plan	5,000,000
Granted	(2,431,250)	2,431,250	$0.25

Balance at December 31, 2006	2,568,750	2,431,250	$0.25

The following table summarizes information about the Senetek Equity Plan options and restricted stock outstanding at December 31, 2006:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.20 – $0.26	2,431,250	6.1	$0.25	483,750	$0.22

The intrinsic value of the Company’s outstanding vested stock options at December 31, 2006 and December 31, 2005 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

10.	Stock Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors for employees’ stock options. Accordingly, stock-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. The Company previously applied Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations and provided the required pro forma disclosures of SFAS 123, “Accounting for Stock-Based Compensation”.

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123 as amended by SFAS148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” No employee stock-based compensation was reflected in net loss for 2005, because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized during the period(s) had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The fair value of option grants is estimated on the date of grant using a binomial option-pricing model.

Assumptions used to value the stock-based compensation balance were as follows:

Average	2006	2005	2004
Risk free interest rate	5.0%	4.5%	4.0%
Expected dividend yield	0%	0%	0%
Expected stock volatility	80%	81%	83%
Expected life of options	7.0 years	7.0 years	7.0 years

The following table summarized stock-based compensation expense related to employee stock options under SFAS 123(R) for 2006, which was allocated as follows (in thousands):

2006
Administration, Sales and Marketing	$164
Research and Development	7

Stock-based compensation expense included in operating expenses and net income	$171

The table below reflects basic and diluted net loss per share for 2006 compared with the pro forma information for the 2005 and 2004 (in thousands except per-share amounts):

	Year ended December 31
	2006	2005	2004
Reported net income (loss)	$1,883	$(1,739)	$566
Stock-based compensation expense related to employee stock options (1)	—	(231)	(502)
Net income (loss), including the effect of stock-based compensation expense	1,883	(1,970)	64
Basic and diluted earnings (loss) per share—as reported	0.03	(0.03)	0.01
Basic and diluted earnings (loss) per share, including the effect of stock-based compensation	0.03	(0.03)	0.00

(1)	In 2006, stock compensation expense is already included in reported net income.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation related to stock options, adjusted for estimated forfeitures, of $10,000.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 18, 2006, the Company granted 300,000 stock options with an estimated total grant-date fair value of $40,000. The Company estimates that all awards will vest.

On December 18, 2006, the Company granted 206,250 shares of restricted stock with an estimated total grant-date fair value of $41,000. The Company estimates that all awards will vest.

During 2006, the Company recorded stock-based compensation related to stock options of $171,000.

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options and restricted stock was $222,000 expected to be recognized over a weighted average period of 2.82 years.

11.	Stockholders’ Equity

The following warrants were issued and amended in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and the retirement of Senior Secured notes in March 2006, and are outstanding at December 31, 2006:

Warrant Type	Warrants Issued and unexercised	Exercise Price	Expiration Date
Series E	3,000,000	$0.25	March 2011
General	100,000	$0.62	September 2009

	3,100,000

The series E warrants were issued in association with the retirement of senior secured Notes in March 2006. The warrants referred to above entitled the holder to purchase ordinary shares convertible into American Depository Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants was made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended.

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

	Year ended December 31
	2006	2005	2004
	($ in thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US Income (Loss)	$2,631	$(568)	$1,526
Foreign (Loss)	(729)	(1,087)	(940)

Total	$1,902	$(1,655)	$586

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense is comprised of the following:

	December 31
	2006	2005	2004
	($ in thousands)
Current federal taxes continuing operations	$17	$69	$6
Current state taxes continuing operations	2	15	7

Total Tax Continuing Operations	$19	$84	$13

Current federal taxes – discontinued operations	$—	$—	$7
Current state taxes – discontinued operations	—	—	—

Total Tax Discontinued Operations	$—	$—	$7

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income losses from continuing operations as a result of the following:

	2006	2005	2004
Computed expected tax expense (benefit)	34%	(34)%	(34)%
State tax rate, net of federal benefit	6	(6)	(6)
Permanent differences	1	13	22
Utilization of tax loss carryforward	22	—	—
Timing differences and losses for which no benefit has been recognized	(78)	32	20
Credits and other	16	—	—

Total tax expense-continuing operations	1%	5%	2%

Deferred tax assets are comprised of the following:

	December 31
	2006	2005
	($ in Thousands)
Net operating loss carryforwards	$27,101	$27,347
Reserves and accruals	1,742	3,112
Stock-based compensation	858	—
Tax Credits	206	206
Other	(122)	736

Gross Deferred Tax Asset	$29,785	$31,401
Valuation Allowance	(29,785)	(31,401)

Net Deferred Tax Asset	$—	$—

Provisional tax losses available to the Company in the United Kingdom are estimated to be approximately $50,711,000 at the end of fiscal year 2006. The deferred tax asset value of these losses is approximately $15,974,000 but no benefit has been recognized in the financial statements, as the benefit is offset by an equal valuation allowance. As of December 31, 2006, management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom. The United Kingdom tax loss carryforwards could be limited if there was a greater than 50% charge in ownership in any three year period.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal provisional tax losses available in the U.S. are estimated to be approximately $31,941,000 at the end of fiscal year 2006. The deferred tax asset value of these losses is approximately $10,860,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance. As of December 31, 2006, management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards. Federal net operating losses expire at varying dates from 2008 through 2026. California net operating losses are estimated to be approximately $4,575,000. The resulting deferred tax asset from California net operating losses is approximately $267,000. A 100% provision has also been established for this asset. California net operating losses expire at varying dates from 2010 through 2016. Available Federal and State operating losses could be limited if there was a greater than 50% change in ownership in any three year period. The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was a decrease of $1,616,000, and increases of $28,000 and $3,429,000, respectively.

On March 30, 2007, the Company completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. The Company anticipates that its United Kingdom, U.S. Federal and California provisional taxes losses at December 31, 2006 will be available to offset portions of the taxable income associated with this transaction.

13.	Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased Senetek’s rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired in the 1995 acquisition of Carmé Inc. (referred to hereafter as the intellectual property) for $500,000 cash including a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

Based on the prior history with the customer, the gain on the transaction was recognized when collection is probable, which was deemed to be when cash is received. Accordingly, the original balance of the unpaid promissory note of $2.3 million was netted with the deferred gain on the Company’s balance sheet. Gain on the transaction in excess of the initial receipts of $500,000 was deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations.

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, together with a $400,000 two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. In 2006, Senetek received $223,000 in payments comprised of $202,000 in principal and $21,000 in interest. In 2005, Senetek received $133,000 in payments comprised of $111,000 in principal and $22,000 in interest. In 2004, Senetek received $1,435,000 in payments comprised of $1,000,000 classified as a Gain on Sale of Operation and $435,000 classified as interest income. At December 31, 2006, USITC is current in their payments on the note.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment Reporting

Senetek is a life science product development company engaged in developing and marketing proprietary products that fulfill important unmet consumer needs related to aging. Its business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sales of monoclonal antibodies, sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). The Company’s organization is structured in a functional manner. Effective January 1, 2006, for purposes of making operating decisions and assessing financial performance, the Company’s Chief Operating Decision Maker reviews financial information presented on a consolidated basis accompanied by disaggregated information for revenues and cost of goods by operating segment. As a result, operating expenses are no longer segregated by segment for purposes of assessing financial performance.

Financial information regarding the operating segments was as follows:

	2006			2005			2004
	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$7,042	$1,389	$8,431	$4,764	$1,107	$5,871	$6,202	$1,348	$7,550
Cost of sales	322	686	1,008	264	612	876	341	715	1,056

Gross profit	$6,720	$703	$7,423	$4,500	$495	$4,995	$5,861	$633	$6,494

Gross profit percentage	95%	51%	88%	94%	45%	85%	95%	47%	86%
Unallocated operating expenses			4,816			6,056			6,619

Operating income (expense)			$2,607			($1,061)			($125)

The Company’s customers are principally in the United States.

The Company has no material operating assets outside the United States. In March 2006, the Company sold assets with a recorded value of $250,000 that had been previously included in its disclosures of Pharmaceutical segment assets as of December 31, 2005 (see Note 5).

Geographic Areas	2006	2005	2004
	($ in thousands)
Net Revenues-Continuing Operations
United States	$8,051	$4,831	$4,486
United Kingdom	262	750	26
Japan	58	97	1,605
Other foreign countries	60	193	1,433

Total Consolidated	$8,431	$5,871	$7,550

Long Lived Assets
United States	$1,348	$1,631	$1,923
United Kingdom and Denmark	177	187	270

Total Long Lived Assets	$1,525	$1,818	$2,193

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public and from where the primary sales and development of skincare activities are directed.

15.	Commitments and Contingencies

(a) Research

Under an agreement with the Institute of Experimental Botany, Senetek paid $70,000 in 2006 to support the Institute’s continued research on certain cytokinins and is committed to pay $90,000 in 2007 and $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

In April 2005, the Company entered into an amendment of the agreement with RFMH, under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through June 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, the Company entered into a new agreement with Signet Laboratories Inc., effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, the Company agreed to assign the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to Senetek of $860,000 per year through the term of the license.

(b) Commitments under Operating Leases

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payment
($ in thousands)
2007	$56
2008	13
2009	5
2010	5
2011	1

$80

Rent expense was approximately $196,000, $419,000, and 386,000 in 2006, 2005 and 2004 respectively.

(c) Litigation

On April 11, 2003, the Company filed lawsuit against OMP, Inc. (“OMP”) in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment, and on October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an up front payment of $1.5 million in April 2004 and is to receive an additional $500,000 of quarterly royalty payments based on sales in Japan of skincare products containing Kinetin under the Obagi name. Through December 31, 2006, the Company had earned $259,000 of the total $500,000.

On June 2, 2003, the Company commenced a lawsuit in the High Court of Justice, Chancery Division, in London, England against Eagle-Picher Technologies, LLC and Eagle-Picher Industries Inc., both Ohio corporations (“Eagle-Pitcher”) alleging that the Defendants failed to perform under an April 1998 agreement pursuant to which they agreed to manufacture and supply phentalomine mesylate meeting required pharmacopoeial specifications for use as an active ingredient in the Company’s proprietary Invicorp® erectile dysfunction drug. In September 2004, the Company entered into a settlement agreement with Eagle-Pitcher under which in December 2004 the Company received a lump sum payment of $235,000 in release of all claims.

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal polypeptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and filed a breach of contract suit against Bachem for the same matter in the United Kingdom. The parties are proceeding with pretrial discovery.

(d) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement dated November 1, 1998, with Mr. Frank J. Massino, the Company’s Chairman and CEO, as amended effective June 30, 2000, October 31, 2002, January 1, 2003, and April 2006. The agreement and amendments, which were approved by the Compensation Committee of the Board of Directors, provide for a perpetual three-year term and an annual salary of $340,000 per annum. Mr. Massino’s base salary was increased to $360,000 effective January 1, 2007. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years’ worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

The Company has a payment agreement dated March 5, 2007 with Mr. William O’Kelly, the Company’s Chief Financial Officer that requires the Company to make certain severance payments to Mr. O’Kelly in the

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event his employment is terminated under certain circumstances. If: (A) following a Change of Control, the Company does not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of Equivalent Authority by the Company or a Successor Enterprise or (B) Mr. O’Kelly does not continue his employment with the Company or a Successor Enterprise after a Relocation, then, in either such event, the Company will continue to pay his base salary as at the date of the Change of Control or Relocation for a period of six months following his separation from the Company or the Successor Enterprise.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

(e) Settlement

During 2002, the Company negotiated a settlement with a group of Danish doctors related to their foregoing royalties against future Invicorp® sales. The Company will pay a total of $150,000 over a five year period, $7,500 quarterly through March 2007. The Company recorded the entire $150,000 as expense in 2002. As of December 31, 2006, $7,500 is unpaid.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Related Party Transactions

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark; the Chief Scientist for the Company. Total royalty expense related to Kinetin Sales for 2006, 2005, and 2004 totaled $158,000, $107,000 and $104,000 respectively, of which Dr. Clark received 50%. As of December 31, 2006 and 2005, $158,000 and $107, 000 is included in accounts payable. For his role as Chief Scientist, Dr. Clark is paid an annual fee of $108,000.

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brother LLP. Both law firms have rendered legal services to the Company. 2006 legal fees paid to Baker & McKenzie LLP totaled $232,000. Legal fees paid to Baker & McKenzie LLP and Coudert Brothers LLP in 2005 aggregated $518,000. In 2004, the Company paid $530,000 for legal fees and expense reimbursement to Coudert Brothers LLP.

On June 1, 2004 the Company entered into (i) an agreement with Mr. Andreas Tobler, Chief Operating Officer, Managing Director of Europe, terminating his employment effective May 1, 2004 and providing for management to recommend to the Nominating Committee that Mr. Tobler be elected a Director at the 2004 Annual General Meeting, (ii) a consulting agreement with Mr. Tobler providing for his services in connection with the licensing or other disposition of certain businesses within the Company’s Pharmaceutical Segment and the development of the Company’s Skincare Segment from May 1, 2004 through November 1, 2005 for fees totaling $198,000, and (iii) a licensing agreement with Mr. Tobler providing for him to be paid an introductory fee based upon the Company’s revenues from certain new licensing transactions introduced by Mr. Tobler equal to 5% of the Company’s revenue in the first year of any such license, decreasing by 1% per year through the fifth year of revenues from any such license. During 2005 and 2004, Mr. Tobler earned $99,000 and $115,500, respectively, under the consulting agreement. No payments were made in 2006 and this agreement was terminated effective April 1, 2006.

On May 1, 2004, the Company entered into a consulting agreement with Stewart Slade, Senetek’s Company Secretary and formerly an officer, pursuant to which Mr. Slade agreed to perform services related to the handling, development, evaluation, testing and regulatory compliance of the Company’s proprietary drug Invicorp® and its proprietary automatic injection device Reliaject®, including the timely handling of all aspects of inquiries by the United Kingdom Medicines and Healthcare Regulatory Agency (“MHRA”) concerning the Company’s named patient supply program (“NPSP”) of Invicorp® 1 and 2, the sign-off of all shipments of Invicorp® 1 and 2 under the NPSP, and assisting with information requests made by MHRA and prospective licensees or purchasers of Invicorp® and/or Reliaject®. The agreement provided for consulting fees at the rate of UK £5,000 per calendar month, payable monthly arrears after invoicing by the consultant or, if the agreement continued beyond July 31, 2004, fees at the rate of UK £400 per day of Consulting Services provided. During 2005 and 2004, Mr. Slade earned $126,000 and $110,000 respectively, under the consulting agreement. No payments were made in 2006.

The Company had an employment agreement with Mr. Brad Holsworth, formerly Senetek’s Chief Financial Office, with an effective term commencing March 1, 2003 and ending April 30, 2005. The agreement provided for salary of $185,000 per annum and an automobile allowance of $500 per month. Under the agreement, Mr. Holsworth was eligible to participate in the Company’s management bonus plan and management was required to recommend that Mr. Holsworth be issued options to purchase 175,000 ordinary shares under the No. 1 Plan. Mr. Holsworth subsequently agreed to surrender his claim for an award of these options in exchange for the payment of one week’s salary. In the event that Mr. Holsworth’s employment was terminated by the Company (other than for legal disability or cause, as defined in the agreement) or by Mr. Holsworth in the event

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of certain material breaches of the agreement by the Company, Mr. Holsworth would have become entitled to continued payment of his compensation, at the rate of compensation then in effect, for a period of 12 months following his termination.

The Company has an employment agreement with Mr. Wade Nichols, formerly Senetek’s Executive Vice President-Corporate Development and General Counsel, with an effective term commencing March 1, 2003 and ending February 28, 2005. The agreement provided for salary of $243,000 per annum and an automobile allowance of $600 per month. Under the agreement, Mr. Nichols was eligible to participate in the Company’s management bonus plan. On March 23, 2005, the Company and Mr. Nichols entered into an agreement pursuant to which his employment with the Company terminated effective as of March 31, 2005. This termination agreement provided, among other things, for continuation of Mr. Nichols’ salary (at its current rate) for a period of five months following this departure and for reimbursement of certain relocation costs in the amount of $7,000. In connection with entering into this termination agreement Mr. Nichols agreed to surrender his claim for an award of options on 150,000 shares that had been provided for in his employment agreement. Effective April 1, 2005, the Company entered into a consulting agreement with Mr. Nichols pursuant to which Mr. Nichols agreed to perform services within the areas of his expertise as former General Counsel and Head of Corporate Development of the Company, as and if requested by the Company, for a fee of $200 per hour for work performed locally or $1,000 per day for any work requiring long-distance travel. The agreement is terminable by either party on thirty days notice. During 2006 and 2005, Mr. Nichols earned $104,000 and $32,000, respectively, under the consulting agreement.

New non-management Directors historically were granted an option to purchase 150,000 ordinary shares upon joining the Board, although there is no established policy requiring such grants. No options were granted to Directors in or subsequent to 2005 related to their Board duties, and as described in Note 9, “Stock Option Plans” the stock option plan under which non-management Directors had historically been granted options expired by its terms in December 2005. Inasmuch as Mr. Aliahmad and Mr. Khoury, who became Directors in April 2005 had not been granted stock options at the commencement of their Board service, in connection with their resignations on the Closing Date of the Repayment Agreement described under Note 8, Notes Payable-Retirement of Senior Secured Notes and Outstanding Warrants”, the Company paid to each of them $20,000, approximately the Black Scholes value of three-year stock options to purchase 150,000 ordinary shares of the Company, and entered into agreements obligating the Company to indemnify them against any liabilities or costs of defense arising out of their Board of Directors service to the fullest extent permitted by law, as required by the Company’s Articles of Association.

17.	Quarterly Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2006
2006
Net Revenue	$2,269	$2,005	$2,027	$2,130	$8,431
Gross Profit	1,927	1,805	1,819	1,871	7,423
Operating income from continuing operations	815	534	726	531	2,607
Income (Loss) from continuing operations	(58)	507	726	530	1,660
Income from discontinued operations	45	44	45	45	223
Net Income (loss)	(13)	551	771	575	1,883
Basic and diluted income per share:
Continuing operations	$—	$0.01	$0.01	$0.01	$0.03
Discontinued operations	—	—	—	—	—

Net Income per share	$—	$0.01	$0.01	$0.01	$0.03

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005
2005
Net Revenue	$1,239	$1,477	$1,644	$1,511	$5,871
Gross Profit	1,047	1,296	1,332	1,320	4,995
Operating income (loss) from continuing operations	(456)	84	(43)	(646)	(1,061)
Loss from continuing operations	(628)	(132)	(266)	(846)	(1,872)
Income from discontinued operations	44	44	—	45	133
Net loss	(584)	(88)	(266)	(801)	(1,739)
Basic and diluted loss per share:
Continuing operations	$(0.01)	$—	$(0.01)	$(0.01)	$(0.03)
Discontinued operations	—	—	—	—	—

Net loss per share	$(0.01)	$—	$(0.01)	$(0.01)	$(0.03)

18.	Subsequent Events

On March 16, 2007, the Company received $1,312,000 in settlement of claims against professional services provider arising over past performance related matters. $1,200,000 of this amount was paid in cash and the remainder represents a write-off of fees owed. The Company has recorded the settlement as income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded $10,000 in related legal costs and expenses.

On March 30, 2007, the Company completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result of this transaction, goodwill of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

In connection with this transaction, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000.

The $21 million cash payment will be fully includable in 2007 revenues along with approximately $3,750,000 in previously deferred revenue related to the prior license agreement.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2006	$120,000	$35,000	$(5,000)	$150,000
2005	80,000	40,000	—	120,000
2004	78,000	35,000	(33,000)	80,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2006	$429,000	$3,000	$(432,000)	$—
2005	404,000	108,000	(83,000)	429,000
2004	320,000	84,000	—	404,000