Form 10-Q
period 2007-03-31
SENETEK PLC /ENG/
filed 2007-05-21
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Number of Ordinary Shares outstanding as of March 31, 2007: 60,960,624

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED March 31, 2007

PART I FINANCIAL INFORMATION

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(Unaudited)

	Three months Ended March 31
	2007	2006
Revenues
Royalties and licensing fees	$520	$2,086
Fully paid license	24,750	—
Product sales	38	183

Total revenue	25,308	2,269

Cost of sales
Royalties and licensing	159	228
Fully paid license	569	—
Product sales	15	114

Total cost of sales	743	342

Gross profit	24,565	1,927

Operating expenses
Research and development	286	272
Administration, sales and marketing	686	840

Total operating expenses	972	1,112

Operating income	23,593	815
Interest income	47	68
Interest expense (including amortization of debt discount)	(34)	(244)
Impairment expense, goodwill	(1,308)	—
Write-off of debt discount on retirement of senior secured notes	—	(927)
Other income, net	1,320	—
Gain (loss) on retirement/sale of assets	(5)	250

Income (loss) from continuing operations before income taxes	23,613	(38)

Provision for income taxes	(1,925)	(20)

Income (loss) from continuing operations	21,688	(58)

Discontinued operations:
Gain on sale of operations	43	37
Interest on sale of operations	2	8

Income from discontinued operations	45	45

Net income (loss) attributable to ordinary stockholders	$21,733	$(13)

Per share basic and diluted amounts
Income from continuing operations	$0.36	$—
Income from discontinued operations	—	—

Per share basic and diluted amounts	$0.36	$—

Weighted average basic and diluted ordinary shares outstanding	60,961	60,960

See accompanying notes. Net income for the first quarter of 2007 and 2006 included stock-based compensation expense of $38 and $8, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment.” See Note 6 to the Condensed Consolidated Financial Statements for additional information.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$24,762	$3,368
Trade receivables (net of allowance for doubtful accounts of $150)	425	1,831
Non-trade receivables	43	18
Inventory	31	32
Prepaid expenses and deposits	110	141

Total current assets	25,371	5,390
Property and equipment—net	193	210
Intangibles	5	7
Goodwill	—	1,308

Total assets	$25,569	$6,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,230	$859
Accrued liabilities	552	645
Deferred revenue and license fees	172	797
Income taxes	1,925	27
Line of credit—current	—	1,500

Total current liabilities	3,879	3,828

Long-term liabilities
Deferred license fees	889	4,058

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity (deficit )
Ordinary shares
Authorized shares: $0.10 (5 pence) par value: 100,000,000; issued and outstanding shares in 2007 and 2006: 60,960,624	4,919	4,919
Share premium	84,958	84,920
Accumulated deficit	(69,109)	(90,842)
Accumulated other comprehensive income—currency translation	33	32

Total stockholders’ equity (deficit)	20,801	(971)

Total liabilities and stockholders’ equity (deficit)	$25,569	$6,915

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands, except Ordinary Shares)

(Unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income–Currency Translation	Net Stockholder Equity (Deficit)
Balances January 1, 2007	60,960,624	$4,919	$84,920	$(90,842)	$32	$(971)
Stock based compensation expense related to employee and director stock options	—	—	38	—	—	38
Comprehensive Income:
Net income attributable to ordinary stockholders	—	—	—	21,733	—	21,733
Translation reserve	—	—	—	—	1	1

Total comprehensive income	—	—	—	21,733	1	21,734

Balances March 31, 2007	60,960,624	$4,919	$84,958	$(69,109)	$33	$20,801

For the three months ended March 31, 2006 the translation income was $2 and total comprehensive loss was $(11).

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,733	$(13)
Gain from sale of discontinued operations	(43)	(37)
Income from discontinued operations	(2)	(8)

Income (loss) from continuing operations	21,688	(58)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Loss (Gain) on retirement/sale of assets	5	(250)
Depreciation and amortization, including $176 related to debt discount in 2006	19	198
Write-off goodwill, impairment	1,308	—
Write-off of debt discount on retirement of senior secured notes	—	927
Stock based compensation	38	8
Changes in assets and liabilities:
Trade receivables	1,406	(702)
Non-trade receivables	(25)	6
Inventory	1	89
Prepaids and deposits	31	(37)
Accounts payable and accrued liabilities	251	50
Deferred revenue and license fees	(3,794)	(190)
Income tax	1,925	(51)

Net cash provided by (used in) continuing operations	22,853	(10)
Net cash provided by discontinued operations	2	8

Net cash provided by (used in) operating activities	22,855	(2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	43	37
Proceeds from the sale of short-term investments	—	1,634
Proceeds from sale of assets held for sale	—	500
Purchases of property and equipment	(5)	(15)

Net cash provided by investing activities	38	2,156

CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured notes	—	(3,289)
Proceeds from (retirement of) bank line of credit	(1,500)	1,500
Effect of exchange rate changes on cash	1	2

Net cash used in financing activities	(1,499)	(1,787)

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,394	367
Cash and cash equivalents at the beginning of period	3,368	1,553

Cash and cash equivalents at the end of period	$24,762	$1,920

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

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated balance sheet at that date. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company continued using both the Black-Scholes option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), the Company was not required to estimate forfeitures in the expense calculation for the stock compensation pro forma footnote disclosure; however, SFAS 123(R) requires an estimate of forfeitures and upon adoption the Company changed its methodology to include an estimate of forfeitures. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts, reserves for excess and obsolete inventory, income taxes, stock compensation expense and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

Fair Value of Financial Instruments: The fair value of cash and cash equivalents, accounts receivable and accounts payable and line of credit for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007. See Note 7.

New Accounting Standards Not Yet Adopted: The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Senetek is in the process of evaluating the new standard which is not expected to have any effect on its consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for Senetek as of the first quarter of 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will adopt SFAS No. 159 early or if it will choose to measure any eligible financial asset or liability at fair value.

3. License Revenues

On March 30, 2007, Senetek terminated its existing license agreement with Valeant Pharmaceuticals (“Valeant”) and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

The Company’s first quarter 2007 revenue and net income increased significantly from 2006. The $21 million cash payment was fully includable in first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. However the Company expects its revenues in second quarter 2007 and beyond to decrease significantly until such time the Company is able to develop new sources of revenues to replace its royalties from Valeant.

The Company’s recorded goodwill as of December 31, 2006 resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction, the goodwill balance of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

4. Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the average costing method. Inventory at March 31, 2007 and December 31, 2006 of $31,000 and $32,000, respectively, consists of raw materials.

5. Assets Held for Sale

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. (“Ranbaxy”) all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. Under the terms of the sale agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

6. Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123(R) for the three months ended March 31, 2007 and 2006, which was allocated as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock Based Compensation Expense
Administration, Sales and Marketing	$37	$8
Research and Development	1	—

Stock-based compensation expense included in operating expenses and net income	$38	$8

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $183,000 and is expected to be recognized over a weighted average period of 2.71 years. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2,000.

Stock Option Plans

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members. The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors, but has not done so to date.

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the three months ended March 31, 2007 or 2006 and no stock options were exercised. During the three months ended March 31, 2007, 157,500 options granted under the Plans were cancelled or expired.

Outstanding Options

At March 31, 2007, 2,225,000 stock options with a weighted average exercise price of $0.25 were outstanding under the Senetek Equity Plan, of which 502,500 stock options with a weighted average exercise price of $0.26 were exercisable.

At March 31, 2007, 206,250 restricted stock grants with a weighted average exercise price of $0.20 were outstanding under the Senetek Equity Plan, none of which were exercisable.

At March 31, 2007, 2,342,500 stock options with a weighted average exercise price of $1.17 were outstanding under Plan 1, of which 2,337,740 stock options with a weighted average exercise price of $1.18 were exercisable.

At March 31, 2007, 630,000 stock options with a weighted average exercise price of $0.78 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options at March 31, 2007 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted prior to January 1, 2007 were volatility range of 71% to 82% (2002 and 2003), risk free investment rate of 4% (2002 and 2003), expected life of 7 years (2002 and 2003) and no dividend yield (2002 and 2003).

7. Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and March 31, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and March 31, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of March 31, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

The tax return years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net Operating Loss carryforwards (“NOLs”) generated in 1997 through 2005 remain open to examination by the major domestic taxing jurisdictions.

Senetek is incorporated in England with two U.S. subsidiaries, a Danish subsidiary and one Hong Kong subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes (in thousands).

	March 31, 2007	December 31, 2006
Income (loss) from continuing and discontinued operations before income taxes included the following:
US Income	$23,809	$2,631
Foreign (Loss)	(151)	(729)

Total Income	$23,658	$1,902

	March 31, 2007	December 31, 2006
Income tax expense is comprised of the following:
Current federal taxes from continuing operations	$475	$17
Current state taxes from continuing operations	1,450	2

Total tax from continuing operations	$1,925	$19

Current federal taxes from discontinued operations	$—	$—
Current state taxes from discontinued operations	—	—

Total tax from discontinued operations	$—	$—

	March 31, 2007	December 31, 2006

Income tax expense (benefit) differed from the amounts computed by applying the US Federal income tax rate of 34% and the California income tax rate of 6% to pretax income from continuing operations as a result of the following:

Computed expected tax expense	34%	34%
State tax rate, net of federal benefit	6	6
Permanent differences	6	1
Utilization of tax loss carryforward	(21)	22
Timing differences and losses for which no benefit has been recognized	(16)	(78)
Credits and Other	—	16

Total tax expense from continuing operations	9%	1%

At December 31, 2006, deferred tax assets were $29,785,000 offset by an equal valuation allowance. At March 31, 2007, estimated deferred tax assets are $13,869,000 offset by an equal valuation allowance. At March 31, 2007 management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards.

8. Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Options and warrants to purchase Ordinary shares totaling 8,503,750 and 8,049,500 were outstanding at March 31, 2007 and 2006, respectively.

Options and warrants to purchase Ordinary shares totaling 8,297,500 and 8,049,500 were excluded in the computation of diluted earnings from continuing operations and from discontinued operations per Ordinary share for the three months ended March 31, 2007 and 2006, respectively, because the effect of such inclusion would have been antidilutive.

9. Segment Reporting and Concentration of Risk

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

Financial information regarding the operating segments was as follows:

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$337	$24,971	$25,308	$421	$1,848	$2,269
Cost of sales	153	590	743	194	148	342

Gross profit	$184	$24,381	24,565	$227	$1,700	1,927

Gross profit percentage	55%	98%	97%	54%	92%	85%
Unallocated operating expenses			972			1,112

Operating income			$23,593			$815

For the three months ended March 31, 2007 and 2006, revenues from outside the United States (principally the United Kingdom) were approximately <1% and 11% of total revenues, respectively.

Two customers accounted for 98% and 1% of revenues for the three months ended March 31, 2007. The same two customers accounted for 63% and 18% of revenues for the three months ended March 31, 2006.

Two customers accounted for 78% and 9% of accounts receivable at March 31, 2007. The same two customers accounted for 23% and 3% of accounts receivable at March 31, 2006.

Senetek has a research and development laboratory in Aarhus, Denmark. At March 31, 2007, fixed assets, net of accumulated depreciation, are $165,000 in this location. In March 2006, the Company sold assets located in the United States with a recorded value of $250,000 that had been previously included in its disclosures of Pharmaceutical segment assets as of December 31, 2005 (see Note 5).

10. Discontinued Operations

On December 31, 2002, the Company closed a transaction in which the United States International Trading Corporation (“USITC”) purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by Senetek in its 1995 acquisition of Carmé Inc. (referred to hereafter as the intellectual property) for $500,000 cash including a 1999 deposit, and a promissory note of $2.3 million payable in 23 quarterly installments commencing September 30, 2003 towards the agreed-upon purchase price of $2.8 million.

Based on the prior history with the customer, the gain on the transaction was recognized when collection is probable, which was deemed to be when cash is received. Accordingly, the original balance of the unpaid promissory note of $2.3 million was netted with the deferred gain on Senetek’s balance sheet. Gain on the transaction in excess of the initial receipts of $500,000 was deferred until collection is deemed to be probable. All gains arising from this transaction will be classified as a component of discontinued operations.

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, including $45,000 in the quarter ended March 31, 2004, together with a $400,000, two and one half year, secured, amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. During the quarters ended March 31, 2007 and 2006, USITC made the scheduled payment of approximately $45,000 under the $400,000 note agreement. USITC is current in its payments under the note agreement. The final payment on this note is due June 30, 2007.

11. Commitments and Contingencies

(a) Research

Under an agreement with the Institute of Experimental Botany, Senetek paid $70,000 in 2006 to support the Institute’s continued research on certain cytokinins and is committed to pay $90,000 in 2007 and $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

In April 2005, the Company entered into an amendment of the agreement with RFMH, under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through June 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, the Company entered into a new agreement with Signet Laboratories Inc. (“Signet”), effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, the Company agreed to assign the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to Senetek of $860,000 per year through the term of the license.

(b) Litigation

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and intends to file a breach of contract suit against Bachem for the same matter in the United Kingdom.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

(c) Employment Contracts

The Company has an amended and restated employment agreement dated April 6, 2006, with Mr. Frank J. Massino, the Company’s Chairman and Chief Executive Officer, providing for a perpetual three-year term and an annual salary of not less than $340,000 per annum, subject to periodic increases at the discretion of the Compensation Committee of the Board of Directors. Mr. Massino’s base salary was increased to $360,000 effective January 1, 2007. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary

(and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

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

(d) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of March 31, 2007.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

12. Credit Facility

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

13. Retirement of Senior Secured Notes and Outstanding Warrants

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

Item 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss management’s expectations about Senetek’s future performance; (ii) contain projections of its future operating results or of its future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that the Company is not able to predict or over which it has no control, which may adversely affect its future results of operations, financial condition or stock price. The risk factors described in this Form 10-Q, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm Senetek’s business and that, upon the occurrence of any of these events, the price of its securities could decline. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Senetek assumes no obligation to update any such forward-looking statements except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934.

Company Overview

Senetek PLC is a life sciences product development company with an extensive array of intellectual properties targeting the science of aging targeting skincare and dermatological therapeutics, erectile dysfunction, nutrition and cancer. The Company’s mission is to be a leader in the development and commercialization of life sciences technology.

Its business is comprised of two segments, Skincare and Pharmaceutical. The Skincare segment represents dermatological/skincare compounds principally addressing photoaging and other skincare needs that it licenses to pharmaceutical and cosmetic companies.

Skincare products include Kinetin (N6-furfuryladenine) which has been found to retard aging of plants and, in research done on human skin fibroblasts, has delayed the signs of cell aging, multi-nucleation and loss of organizational structure, and Zeatin, an analogue of Kinetin.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

On March 30, 2007, Senetek PLC and Valeant Pharmaceuticals North America completed a License Acquisition Agreement. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. In connection with this transaction, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000. The $21 million cash payment was fully includable in first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue related to the prior license agreement.

Prior to the License Acquisition Agreement, the majority of the Company’s skincare revenue base was derived from royalties earned on licensees’ sales of products containing active ingredients the use of which is licensed to them by the Company, which generally have been paid quarterly and recognized in income when received. Although the License Acquisition Agreement with Valeant, by which the Company monetized its Kinetin and Zeatin revenue stream, supplied significant working capital and insulated itself from future changes in licensed product sales, should it be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the

Company to significantly increase its revenue in a short time frame. Until such time it can successfully develop and commercialize new products or acquire rights to commercially viable new products it will experience significant decreases in revenues because it has monetized its largest source on ongoing revenue (i.e., its contract with Valeant). In the immediate future, the Company anticipates that revenues will fall significantly beginning in the second quarter of 2007 because it does not have a new product ready for commercial sale at this time.

The License Acquisition Agreement with Valeant was non-dilutive to the Company’s shareholders and provides it the working capital to rapidly accelerate development of its pipeline of proprietary compounds and to acquire new products. The Company’s focus will be direct participation in sales and marketing of new products employing its new compounds to achieve a greater economic benefit. The Company will also target the potentially lucrative prescription dermatological drug market for indications that are addressable by its products.

The Company is at varying stages in the process of evaluating, developing and marketing a number of other biologically active compounds to replace Kinetin and Zeatin in its Skincare business. Pyratine-6 and 4HBAP are two recently developed skincare compounds that have undergone successful clinical trials. They have shown significant results in clinical trials related to treatment for fine and course wrinkles, roughness and hyperpigmentation. For both compounds, the Company may seek to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure.

The Pharmaceutical segment is comprised of:

•

Invicorp®, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”) licensed to Ardana Bioscience Ltd. and Plethora Solutions Holdings PLC who have assumed full financial and drug regulatory process responsibility. Senetek’s license agreements provide that it participate in the success of Invicorp® through royalties and milestone payments.

•

Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

•

Monoclonal antibodies used in Alzheimer’s and other disease research which the Company licenses from the Research Foundation for Mental Hygiene (“RFMH”) and sells to Covance Antibody Services, Inc. (“Covance”).

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

The markets in which it competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

The Company expects its 2007 revenue and net income to increase significantly from 2006 as a result of the transaction with Valeant. The $21 million cash payment from Valeant has been fully included in the first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. However the Company expects its revenues in the second quarter of 2007 and beyond to decrease significantly until such time the Company is able to develop new sources of revenues to replace its royalties from Valeant.

Overview of Operating Results

Senetek is focusing on revenue growth in its Skincare business. Its objective is to increase royalty, license and product revenues from its new skincare products and to develop new skincare products. The Company’s goal is to leverage the strength and expertise of its research and development staff and third-party consultants, clinicians and contracted research scientists to meet market demand for advanced skincare products. Its pharmaceutical products have been licensed to commercial partners who have undertaken full responsibility for sales, distribution and marketing and, where applicable, regulatory compliance.

The Company believes that during the first quarter ended March 31, 2007, it made progress toward its 2007 revenue growth goals for new compounds to replace Kinetin and Zeatin. It completed clinical testing and trial on one new biologically active compound, Pyratine-6, and is currently in discussions with potential licensees. Clinical trials are currently underway for another compound, 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial.

For the first quarter of 2007, revenues from Skincare and Pharmaceuticals increased compared to the first quarter of 2006. Skincare revenues in the first quarter were $24,971,000 up 1,251% from the first quarter of 2006. The increase is a direct result of the March 30, 2007, License Acquisition Agreement with Valeant which contributed $24,750,000 to skincare revenues in the first quarter of 2007. As a result of this agreement, skincare royalty revenues will be reduced significantly beginning in the second quarter of 2007 until such time the Company is able to develop revenues from Pyratine-6, 4HBAP or another biologically active new compound.

Pharmaceutical revenues decreased in the first quarter of 2007 compared to the first quarter of 2006. Pharmaceutical revenues in the first quarter were $337,000, down 20% from the first quarter of 2006. This decrease is attributable to decreased sales of Monoclonal Antibodies by Covance in the first quarter of 2007.

The gross profit rate for the first quarter of 2007 was 97% compared to 85% for the first quarter of 2006. Skincare gross profit percentage was higher for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 because in 2007 royalties as a percentage of Skincare revenue increased dramatically as a result of the Valeant agreement. Pharmaceutical gross profit percentage for the three months ended March 31, 2007 was comparable to the three months ended March 31, 2006. Looking forward, Senetek does not expect the gross profit percentage to approximate first quarter results for the remainder of 2007.

The Company’s operating expenses for the three months ended March 31, 2007 decreased by 13% from the three months ended March 31, 2006 principally as a result of reduced legal and consulting fees. Legal fees in the first quarter of 2007 were lower as compared to the first quarter of 2006 primarily due to a significant reduction of fees relating to the Bachem lawsuit, as well as a reduction in legal fees related to its patents. Consulting fees were lower in the first quarter of 2007 as compared to the same period in 2006 because in 2006 the Company was using consultants to cover two open positions within the Company which were filled shortly after March 31, 2006. Senetek expects to increase investment in research and development of new skincare products and to market newly developed compounds. The Company’s operating expenses are expected to rise due to this investment.

Beginning in the first quarter of 2006, Senetek adopted Statement of Financial Accounting Standard 123(R) on a modified prospective basis. The Company has incurred $38,000 and $8,000 of stock based compensation operating expense for the three months ended March 31, 2007 and 2006, respectively, as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Senetek’s operating income for the three months ended March 31, 2007 and 2006 was $23,593,000 and $815,000, respectively, due to the increased revenue from the License Acquisition Agreement with Valeant on March 30, 2007.

On March 31, 2006, Senetek retired its outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in the quarter ended March 31, 2007.

The Company recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, Senetek’s principal sources of liquidity consisted of cash and cash equivalents. In the near term, cash flows resulting from Company operations are not expected to be significant. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $22,853,000 for the three months ended March 31, 2007 compared to a net use of cash in continuing operating activities of $(10,000) for the three months ended March 31, 2006. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. However the Company expects a significant net use of cash in continuing operating activities in the second quarter of 2007 and beyond until such time the Company is able to develop new sources of revenues to replace its royalties from Valeant.

Net cash provided by discontinued operations totaled $2,000 for the three months ended March 31, 2007, as compared to $8,000 for the three months ended March 31, 2006.

Cash, cash equivalents and short-term investments increased to $24,762,000 at March 31, 2007 from $3,368,000 at December 31, 2006, principally reflecting net cash provided by completion of the License Acquisition Agreement with Valeant which provided $21 million in cash for the three months ended March 31, 2007, partially reduced by the pay off of the Line of Credit of $1,500,000 on the Company’s revolving line of credit with Silicon Valley Bank on March 30, 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. Management reviews the accounting policies used in reporting Senetek’s financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, inventory reserves, depreciation and amortization, contingencies, intangible assets, goodwill and other assets. Estimates are based on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which assumptions were based. Management, on an ongoing basis, reviews these estimates and judgments. Senetek’s Board of Directors reviews any changes in the Company’s methodology for arriving at its estimates, and discusses the appropriateness of any such changes with management and its independent auditors on a quarterly basis.

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2006 for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2006, the date of its audited financial statements.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the 2006 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2006.

Revenues for the three months ended March 31
Thousands of dollars	Three Months Ended March 31
	2007	% change in 2007	2006
Segment
Skincare
Royalties from Licensing	$183	(89)%	$1,666
Fully paid License	24,750	100%	—
Product Sales	38	(79)%	182

Total Skincare Revenue	24,971	1,251%	1,848

Pharmaceutical
Royalties on Monoclonal Antibodies	337	(20)%	420
Sales of ED Product	—	(100)%	1

Total Pharmaceutical Revenue	337	(20)%	421

Total Revenue	$25,308	1,015%	$2,269

Total revenues for the three months ended March 31, 2007 were $25,308,000; a 1,015% increase from total revenue of $2,269,000 for the three months ended March 31, 2006. The increase is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. For the quarter ended March 31, 2007 Valeant royalties were $24,750,000; an increase of $23,344,000 over the quarter ended March 31, 2006. This increase was offset by a $93,000 reduction in quarter to quarter comparable royalties from Revlon due to a scale back of a Revlon product line containing the Company’s Kinetin product.

Gross Profit for the three months ended March 31
Thousands of dollars	Three Months Ended March 31
	2007	% change in 2007	2006
Segment
Skincare	$24,381	1,334%	$1,700
Pharmaceutical	184	(19)%	227

Total Gross Profit	$24,565	1,175%	$1,927

Gross Profit Percentage
Skincare	98%		92%
Pharmaceutical	55%		54%
Total Gross Profit Percentage	97%		85%

Total gross profit for the three months ended March 31, 2007 was $24,565,000; a 1,175% increase from total gross profit of $1,927,000 for the three months ended March 31, 2006. This improvement is directly attributable to License Acquisition Agreement with Valeant partially offset by a reduction of monoclonal antibody royalties of $83,000 due to reduced sales by the Company’s commercial partner.

Skincare gross profit percentage was higher for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 because in 2007 royalties as a percentage of Skincare revenue increased dramatically.

Pharmaceutical gross profit percentage for the three months ended March 31, 2007 was comparable to the three months ended March 31, 2006.

As a result of the licensing arrangement with Valeant, the Company anticipates that its gross profit margins will be significantly reduced for the balance of 2007 and until such time as it can develop new or alternative revenue streams.

Research and Development Expense for the three months ended March 31
Thousands of dollars	Three Months Ended March 31
	2007	% change in 2007	2006
Research and Development	$286	5%	$272
Percentage of Total Revenue	1%		12%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense increased 5% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was primarily attributed to higher research, testing and development for skincare products.

With the cash received in the Valeant deal, Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future.

Administration, Sales and Marketing for the three months ended March 31
Thousands of dollars	Three Months Ended March 31
	2007	% change in 2007	2006
Administration, Sales and Marketing	$686	(18)%	$840
Percentage of Total Revenue	3%		37%

For the three months ended March 31, 2007 and 2006 the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended March 31
Thousands of dollars	2007	2006
Expense Category
Payroll, Benefits and Consulting	$321	$393
Legal and Other Professional Fees	89	189

Rent and Office Expenses	91	70
Insurance-Liability	56	83
Travel and Related	59	67
Advertising	16	14
Other	54	24

Total	$686	$840

For the three months ended March 31, 2007, administration, sales and marketing expenses decreased by 18% over the prior year comparable period due primarily to reduced legal and consulting fees. Legal fees in the first quarter of 2007 were lower as compared to the first quarter of 2006 primarily due to a significant reduction of fees relating to the Bachem lawsuit, as well as a reduction in legal fees related to the Company’s patents. Consulting fees were lower in the first quarter of 2007 as compared to the same period in 2006 because in 2006 the Company was using consultants to cover two open positions within the Company which were filled shortly after March 31, 2006.

There was a significant change in the tax provision for the three months ended March 31, 2007, as a result of the License Acquisition Agreement with Valeant on March 30, 2007. Senetek’s taxable income at December 31, 2007 is expected to be substantial; therefore the Company has estimated its year end effective tax rate after application of existing Net Operating Loss Carryforwards (“NOLs”) and has imputed that rate to taxable income at March 31, 2007. See Note 7.

Item 3:

Quantitative and Qualitative Disclosures about Market Risk

Senetek maintains operating cash accounts denominated in Danish Kroner and United Kingdom pounds and pays periodic operating expenses denominated in these currencies. The Company does not enter foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar because the related foreign denominated balances are not material.

Senetek believes that fluctuations in currency exchange rates in the near term would not materially affect its consolidated operating results, financial position or cash flows.

Item 4:

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on management’s evaluation (with the participation of the Company’s principal executive officer and principal accounting officer), as of the end of the period covered by this report, Senetek’s principal executive officer and principal accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls.

There was no change in Senetek’s internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A:

RISK FACTORS

The risk factors discussed below should be considered carefully in evaluating Senetek’s business because these factors may have a significant impact on its business, operating results and financial condition. As a result of these risk factors and other risks discussed elsewhere in this Form 10-Q, and the risks discussed in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”), its actual results could differ materially from those projected in any forward-looking statements. You should carefully consider all these risks and other information in this report before investing in Senetek. The fact that certain risks are endemic to the Company’s industry does not lessen the significance of the risk.

Limited Product Portfolio and Relatively Fixed Revenue Stream. Substantially the Company’s entire current revenue base is derived from royalties earned on licensees’ sales of products containing active ingredients the use of which is licensed to them by the Company, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect license fees, which are amortized into income over the terms of the licenses, and payments received from Covance on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH, net of the amounts remitted to RFMH under the terms of the Company’s license agreement with RFMH. If the Company’s patents were successfully challenged and its licensees sought to terminate their licenses, its revenue stream could be substantially curtailed, and if RFMH’s patents were successfully challenged or the State of New York ceased supporting the Foundation, the Company’s revenues from Covance would be reduced or eliminated. Additionally, the Company’s present licensee revenue stream is tied to its licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories. Although the recent agreement with Valeant, by which the Company monetized its Kinetin revenue stream, supplied significant working capital and insulated itself from future changes in licensed product sales, should it be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the Company to significantly increase its revenue in a short time frame. Until such time it can successfully develop and commercialize new products or acquire rights to commercially viable new products it will experience significant decreases in revenues because it has monetized its largest source on ongoing revenue (i.e., its contract with Valeant). In the immediate future, the Company anticipates that revenues will fall significantly beginning in the second quarter of 2007 because it does not have a new product ready for commercial sale at this time.

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

Item 2:

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3:

DEFAULTS UPON SENIOR SECURITIES

None

Item 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:

OTHER INFORMATION

None

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

SENETEK PLC
(Registrant)

Date: May 21, 2007	By:	/S/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer

Date: May 21, 2007	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly
Chief Financial Officer (Principal Financial and Accounting Officer)