Form 10-Q
period 2007-06-30
SENETEK PLC /ENG/
filed 2007-08-13
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Number of Ordinary Shares outstanding as of June 30, 2007: 60,960,624

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED June 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues
Royalties and licensing fees	$471	$1,879	$991	$3,964
Fully paid license	—	—	24,750	—
Product sales	—	126	38	310

Total revenue	471	2,005	25,779	4,274

Cost of sales
Royalties and licensing	193	188	352	425
Fully paid license	—	—	569	—
Product sales	—	12	15	116

Total cost of sales	193	200	936	541

Gross profit	278	1,805	24,843	3,733

Operating expenses
Research and development	278	340	564	612
Administration, sales and marketing	749	931	1,435	1,771

Total operating expenses	1,027	1,271	1,999	2,383

Operating income (loss)	(749)	534	22,844	1,350
Interest income	305	7	352	38
Interest expense (includes amortization of debt discount in 2006)	—	(34)	(34)	(287)
Goodwill impairment	—	—	(1,308)	—
Write-off of debt discount on retirement of senior secured notes	—	—	—	(927)
Other income, net (see Note 11)	3	—	1,323	—
Gain (loss) on retirement/sale of assets	—	—	(5)	250

Income (loss) from continuing operations before income taxes	(441)	507	23,172	424

Provision for income taxes	—	—	(1,925)	(20)

Income (loss) from continuing operations	(441)	507	21,247	404

Discontinued operations
Gain on sale of operations	43	40	86	119
Interest income	1	4	3	15

Income from discontinued operations	44	44	89	134

Net income (loss) attributable to ordinary stockholders	$(397)	$551	$21,336	$538

Per share basic and diluted amounts:
Income (loss) from continuing operations	$(0.01)	$0.01	$0.35	$0.01
Income from discontinued operations	—	—	—	—

Per share basic and diluted amounts	$(0.01)	$0.01	$0.35	$0.01

Weighted average basic ordinary shares outstanding	60,961	60,961	60,961	60,961
Weighted average diluted ordinary shares outstanding	61,383	61,201	61,172	61,201

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$22,176	$3,368
Trade receivables (net of allowance for doubtful accounts of $150)	469	1,831
Non-trade receivables	166	18
Inventory	31	32
Prepaid expenses and deposits	136	141

Total current assets	22,978	5,390
Property and equipment—net	177	210
Intangibles	3	7
Goodwill	—	1,308

Total assets	$23,158	$6,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$666	$859
Accrued liabilities	477	645
Deferred revenue and license fees	172	797
Income tax payable	552	27
Line of credit—current	—	1,500

Total current liabilities	1,867	3,828

Long-term liabilities
Deferred license fees	847	4,058

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity (deficit )
Ordinary shares
Common Stock, $0.10 (5 pence) par value; shares authorized: 100,000,000; issued and outstanding: 60,960,624 at June 30, 2007 and December 31, 2006	4,919	4,919
Share premium	84,995	84,920
Accumulated deficit	(69,506)	(90,842)
Accumulated other comprehensive income—currency translation	36	32

Total stockholders’ equity (deficit)	20,444	(971)

Total liabilities and stockholders’ equity (deficit)	$23,158	$6,915

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In thousands, except ordinary shares)

(Unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income- Currency Translation	Net Stockholder Equity (Deficit)
Balances January 1, 2007	60,960,624	$4,919	$84,920	$(90,842)	$32	$(971)
Stock based compensation expense related to employee and director stock options	—	—	75	—	—	75
Comprehensive Income:
Net income attributable to ordinary stockholders	—	—	—	21,336	—	21,336
Translation reserve	—	—	—	—	4	4

Total comprehensive income	—	—	—	21,336	4	21,340

Balances June 30, 2007	60,960,624	$4,919	$84,995	$(69,506)	$36	$20,444

For the six months ended June 30, 2006 the translation income was $31 and total comprehensive income was $569.

For the three months ended June 30, 2007 comprehensive income related to translation adjustment was $3 and total comprehensive loss was $(394).

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,336	$538
Gain from sale of discontinued operations	(86)	(119)
Interest income from discontinued operations	(3)	(15)

Income from continuing operations	21,247	404
Adjustments to reconcile net income to net cash from operating activities:
Loss (gain) on retirement/sale of assets	5	(250)
Depreciation and amortization, including $176 related to debt discount in 2006	37	214
Goodwill impairment	1,308	—
Write-off of debt discount on retirement of senior secured notes	—	927
Stock based compensation	75	30
Changes in assets and liabilities:
Trade receivables	1,362	(461)
Non-trade receivables	(148)	3
Inventory	1	93
Prepaid expenses and deposits	5	57
Accounts payable and accrued liabilities	(361)	(153)
Deferred revenue and license fees	(3,836)	(364)
Income taxes	525	—

Net cash provided by continuing operations	20,220	500
Net cash provided by discontinued operations	3	15

Net cash provided by operating activities	20,223	515

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	86	119
Proceeds from sale of short-term investments	—	1,634
Proceeds from sale of assets held for sale	—	500
Purchases of property and equipment	(5)	(23)

Net cash provided by investing activities	81	2,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured notes	—	(3,289)
Proceeds from (retirement of) bank line of credit	(1,500)	1,500
Effect of exchange rate changes on cash	4	31

Net cash used in financing activities	(1,496)	(1,758)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,808	987
Cash and cash equivalents at the beginning of period	3,368	1,553

Cash and cash equivalents at the end of period	$22,176	$2,540

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. Description of Business

Senetek PLC is a specialty dermatology and skincare company with a portfolio of intellectual properties targeting the science of aging, including skincare and dermatological therapeutics, erectile dysfunction and nutrition. Senetek recently granted Valeant Pharmaceuticals a paid up license for Senetek’s first generation patented skincare active ingredient, Kinetin, and its analog, Zeatin, in return for $21 million cash and forgiveness of $6 million prepaid royalty credit. In addition, Senetek granted two exclusive licenses for Invicorp® in Europe and North America, in June 2004 and February 2006 respectively, has an exclusive manufacturing distributorship for its proprietary diagnostic monoclonal antibodies, and in March 2006 sold, with retained rights of profit participation, its patented drug delivery system, Reliaject®.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the six months ended June 30, 2007 and 2006. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Stock-Based Compensation: On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective method, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The fair value concepts were not changed significantly in SFAS 123(R); however, in adopting SFAS 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company continued using the Black-Scholes-Merton option-pricing formula with amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The adoption of SFAS 123(R) had no effect on cash flows from operating activities.

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

Recent Accounting Pronouncements: Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition (see Note 7).

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

3. License Revenues

On March 30, 2007, Senetek terminated its existing license agreement with Valeant Pharmaceuticals (“Valeant”) and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011. At June 30, 2007, Senetek has a payable to Valeant of $11,000 representing Kinetin royalties received from licensees.

The Company’s first quarter 2007 revenue and net income increased significantly from 2006. The $21 million cash payment was fully includable in first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. As expected, the Company’s revenues in second quarter 2007 decreased significantly and are expected to remain at a reduced level until such time the Company is able to develop new sources of revenues to replace its royalties from Kinetin and Zeatin.

The Company’s recorded goodwill as of December 31, 2006 resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction, the goodwill balance of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

4. Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the average costing method. Inventory at June 30, 2007 and December 31, 2006 of $31,000 and $32,000, respectively, consists of raw materials.

5. Sale of Reliaject® to Ranbaxy Pharmaceuticals Inc.

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

6. Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Stock Based Compensation Expense (in thousands):
Administration, sales and marketing	$36	$21	$73	$29
Research and development	1	1	2	1

Stock-based compensation expense included in operating expenses and net income	$37	$22	$75	$30

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $145,000 and is expected to be recognized over a weighted average period of 2.46 years. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $279,000.

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

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. A total of 2,225,000 stock options and 206,250 restricted shares were granted in 2006. No grants have been made in 2007.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the six months ended June 30, 2007 or 2006 and no stock options were exercised. During the six months ended June 30, 2007, 162,500 options granted under Plans 1 and 2 were cancelled or expired.

Outstanding Options

At June 30, 2007, 2,225,000 stock options with a weighted average exercise price of $0.25 were outstanding under the Senetek Equity Plan, of which 521,250 stock options with a weighted average exercise price of $0.26 were exercisable.

At June 30, 2007, 206,250 restricted stock grants with a weighted average exercise price of $0.20 were outstanding under the Senetek Equity Plan, none of which were exercisable.

At June 30, 2007, 2,337,500 stock options with a weighted average exercise price of $1.18 were outstanding under Plan 1, of which 2,334,719 stock options with a weighted average exercise price of $1.18 were exercisable.

At June 30, 2007, 630,000 stock options with a weighted average exercise price of $0.78 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in the Senetek Equity Plan at June 30, 2007 was $13,000. The intrinsic value of the Company’s outstanding vested stock options in Plan 1 and Plan 2 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted between January 1, 2006 and June 30, 2007 were volatility range of 79% to 81%, risk free investment rate range of 4% to 5.15%, expected life of 7 years and no dividend yield.

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

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and June 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and June 30, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

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

	June 30, 2007	December 31, 2006
	($ in thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US income	$23,575	$2,631
Foreign (loss)	(314)	(729)

Total income	$23,261	$1,902

	June 30, 2007	December 31, 2006
	($ in thousands)
Income tax expense is comprised of the following:
Current federal taxes from continuing operations	$475	$17
Current state taxes from continuing operations	1,450	2

Total tax from continuing operations	$1,925	$19

Current federal taxes from discontinued operations	$—	$—
Current state taxes from discontinued operations	—	—

Total tax from discontinued operations	$—	$—

	June 30, 2007	December 31, 2006

Income tax expense (benefit) differed from the amounts computed by applying the US Federal income tax rate of 34% and the California income tax rate of 6% to pretax income from continuing operations as a result of the following:

Computed expected tax expense	34%	34%
State tax rate, net of federal benefit	6	6
Permanent differences	6	1
Utilization of tax loss carryforward	(24)	22
Timing differences and losses for which no benefit has been recognized	(13)	(78)
Credits and other	—	16

Total tax expense from continuing operations	9%	1%

At December 31, 2006, deferred tax assets were $29,785,000 offset by an equal valuation allowance. At June 30, 2007, estimated deferred tax assets are $19,707,000 offset by an equal valuation allowance. At June 30, 2007 management did not consider it more likely than not that it would generate taxable income to utilize such deferred tax assets.

8. Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Options and warrants to purchase Ordinary shares totaling 8,498,750 and 9,797,000 were outstanding at June 30, 2007 and 2006, respectively.

Options and warrants to purchase Ordinary shares totaling 5,292,500 and 5,498,750 for the three and six months ended June 30, 2007, respectively, and 6,797,000 for the three and six months ended June 30, 2006 were excluded in the computation of diluted earnings from continuing operations and discontinued operations per Ordinary share because the effect of such inclusion would have been antidilutive.

9. Segment Reporting and Concentration of Risk

Senetek is a specialty dermatology and skincare company. Its business is comprised of two business segments: dermatological/skincare compounds principally addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, principally those addressing sales of monoclonal antibodies, sexual dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). The Company’s organization is structured in a functional manner.

Financial information regarding the operating segments is as follows:

	Three months ended June 30, 2007			Three months ended June 30, 2006
Thousands of dollars	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Revenues	$428	$43	$471	$292	$1,713	$2,005
Cost of sales	193	—	193	147	53	200

Gross profit	$235	$43	278	$145	$1,660	1,805

Gross profit percentage	55%	100%	59%	50%	97%	90%
Unallocated operating expenses			1,027			1,271

Operating income			$(749)			$534

	Six months ended June 30, 2007			Six months ended June 30, 2006
Thousands of dollars	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Revenues	$765	$25,014	$25,779	$713	$3,561	$4,274
Cost of sales	346	590	936	340	201	541

Gross profit	$419	$24,424	24,843	$373	$3,360	3,733

Gross profit percentage	55%	98%	96%	52%	94%	87%
Unallocated operating expenses			1,999			2,383

Operating income			$22,844			$1,350

For the six months ended June 30, 2007 and 2006, revenues from outside the United States (principally the United Kingdom) were less than 1% and 8%, respectively.

Three customers accounted for 96%, 3% and 0% of revenues for the six months ended June 30, 2007. The same three customers accounted for 66%, 16% and 1% of revenues for the six months ended June 30, 2006.

Three customers accounted for 90%, 7% and 0% of accounts receivable at June 30, 2007. The same three customers accounted for 16%, 1% and 75% of accounts receivable at June 30, 2006.

Senetek has a research and development laboratory in Aarhus, Denmark. At June 30, 2007, property and equipment, net of accumulated depreciation, is valued at $153,000 at this location. In March 2006, the Company sold assets located in the United States with a recorded value of $250,000 (see Note 5).

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

Based on the prior history with the customer, the gain on the transaction was recognized when collection is probable, which was deemed to be when cash is received. Accordingly, the original balance of the unpaid promissory note of $2.3 million was netted with the deferred gain on Senetek’s balance sheet. Gain on the transaction in excess of the initial receipts of $500,000 was deferred until collection is deemed to be probable. All gains arising from this transaction are classified as a component of discontinued operations.

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received cash and a $400,000, two and one half year, secured, amortizing note bearing interest at 8% per annum. Concurrent with the payment for the quarter ended June 30, 2007, the note was paid in full.

11. Commitments and Contingencies

(a) Research

Under an agreement with the Institute of Experimental Botany, Senetek paid $70,000 in 2006 to support the Institute’s continued research on certain cytokinins and is committed to pay $90,000 in 2007 and $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

In April 2005, the Company entered into an amendment of the agreement with the Research Foundation of Mental Hygiene (“RFMH”), under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through June 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, the Company entered into a new agreement with Signet Laboratories Inc.

(“Signet”), effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, the Company agreed to the assignment of the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to Senetek of $860,000 per year through the term of the license.

(b) Litigation

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp®, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and intends to file a breach of contract suit against Bachem for the same matter in the United Kingdom.

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

(d) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2007.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.

(e) Commitments and Contingencies

In August 2007, the Company signed a lease for office space that it currently occupies under a sublease that expires in February 2008. The lease is for a two year period from March 2008 to February 2010. Minimum annual non-cancelable rent under the lease is approximately $48,000.

12. Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit (the “Revolving Credit Agreement”) with Silicon Valley Bank (“Bank”) providing for the Company to borrow from time to time up to the lesser of $1,500,000 or 80% of the succeeding four calendar quarters’ minimum guaranteed royalty payments due under the Company’s Kinetin and Zeatin license agreement with Valeant Pharmaceuticals International as amended July 2005. The Revolving Credit Agreement has a term of two years, and the Company granted the Bank a first position security interest on its patents covering certain cytokinins, including Kinetin and Zeatin, for ameliorating signs of skin aging and the proceeds thereof, including the Company’s license agreements thereunder. Amounts outstanding under the Revolving Credit Agreement bear interest at the greater of 8.25% per annum or 1% above the Bank’s prime lending rate from time to time, and the Company is obligated to pay a fee equal to 3% of any unused portion of the amount available from time to time, and 3% of the maximum availability through the remaining portion of the two year term if the Bank terminates the Revolving Credit Agreement before its maturity for non-compliance by the Company with its terms, or if the Company elects to terminate the Revolving Credit Agreement before its maturity. The Revolving Credit Agreement contains various affirmative and negative covenants, including maintenance of positive EBITDA (earnings before interest, taxes, depreciation and amortization) for each rolling three-month period during the term, maintenance of a minimum of $300,000 in cash on deposit at Silicon Valley Bank, limitations on indebtedness to, investments in or guarantees of third parties, conduct of the Company’s business only in the ordinary course, absence of material adverse changes in the Company’s financial results, condition or prospects, and absence of material transactions including mergers, consolidations, sales of material assets and changes of control, as defined. On March 31, 2006, the Company borrowed $1,500,000 under the Revolving Credit Agreement in conjunction with the retirement of its Senior Secured Note (see Note 13). On March 30, 2007, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000.

13. Retirement of Senior Secured Notes and Outstanding Warrants

On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289,000 principal amount of senior secured notes (the “Notes”) and its Series A, B and D Warrants exercisable for 3,000,000, 3,300,000 and 3,437,500 Ordinary shares, respectively, at exercise prices of $1.00, $1.25 and $0.40, respectively, per share, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”) all of the outstanding Series A, B and D Warrants would be cancelled, the Securities Purchase Agreement as amended would be terminated, and the Company would issue new Series E Warrants to purchase a total of 3,000,000 Ordinary shares on substantially the same terms as the Series D Warrants, including its March 4, 2011, expiration date, but at an exercise price of $0.25 per share. The Prepayment Agreement permits the holders of the Series E Warrants to register under the Securities Act of 1933 the Ordinary shares purchasable there under on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of Ordinary shares, in each case on the same terms as applied to the Series D Warrants. In addition, the Prepayment Agreement provided that on the Closing Date, the Note holders’ two designees as Directors of Senetek would resign.

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

14. Subsequent Events

On August 4, 2007, Senetek PLC entered into an agreement with Triax Aesthetics LLC (“Triax”), a Cranford, New Jersey based company focused on quality of life for patients with dermatologic conditions. Under the agreement, Senetek has granted Triax an exclusive license for its second generation cytokinin in the ethical market channel in the United States and its territories, Canada and select Middle East countries. All product packaging will be labeled Senetek/Triax.

Senetek will be responsible for production and supply of products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement, with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the life of the agreement.

In August 2007, the Company signed a lease for office space that it currently occupies under a sublease that expires in February 2008. The lease is for a two year period from March 2008 to February 2010. Minimum annual non-cancelable rent under the lease is approximately $48,000.

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

Company Overview

Senetek PLC is a specialty dermatology and skincare company with a portfolio of intellectual properties targeting the science of aging, including skincare and dermatological therapeutics, erectile dysfunction and nutrition. Senetek recently granted Valeant Pharmaceuticals a paid up license for Senetek’s first generation patented skincare active ingredient, Kinetin, and its analog, Zeatin, in return for $21 million cash and forgiveness of $6 million prepaid royalty credit. The Company is also negotiating third party license agreements for two patent-pending second generation dermatological active ingredients and is developing a number of additional compounds. In addition, Senetek has entered into exclusive licenses for Europe and North America for Invicorp®, has an exclusive manufacturing distributorship for its proprietary diagnostic monoclonal antibodies, and recently sold, with retained rights of profit participation, its patented drug delivery system, Reliaject®.

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

Prior to the License Acquisition Agreement, the majority of the Company’s skincare revenue base was derived from royalties earned on licensees’ sales of products containing active ingredients the use of which is licensed to them by the Company, which generally have been paid quarterly and recognized in income when received. Although the License Acquisition Agreement with Valeant, by which Senetek monetized its Kinetin and Zeatin revenue stream, supplied significant working capital and insulated the Company from future changes in licensed product sales, should Senetek be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the Company to significantly increase its revenue in a short time frame. As Senetek monetized its largest source of ongoing revenue in the first quarter of 2007 (i.e., its contract with Valeant), the Company’s revenues will not increase significantly from amounts recorded in the second quarter of 2007 until such time Senetek can successfully develop and commercialize new products or acquire rights to commercially viable new products.

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

The Company is at varying stages in the process of evaluating, developing and marketing a number of other biologically active compounds to replace Kinetin and Zeatin in its Skincare business. Two recently developed skincare compounds have undergone successful clinical trials. They have shown significant results in clinical trials related to treatment for fine and course wrinkles, roughness and hyperpigmentation. For both compounds, the Company may seek to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure.

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

The Pharmaceutical segment includes:

•

Invicorp®, an intracavernous injection therapy for the treatment of erectile dysfunction (“ED”) licensed to Ardana Bioscience Ltd. and Plethora Solutions Holdings PLC who have assumed full financial and drug regulatory process responsibility. Senetek’s license agreements provide that it will participate in any future success of Invicorp® through royalties and milestone payments.

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

•	Monoclonal antibodies used in Alzheimer’s and other disease research which the Company licenses from the RFMH and sells to Covance.

The markets in which it competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

The Company expects its 2007 revenue and net income to increase significantly from 2006 as a result of the transaction with Valeant. The $21 million cash payment from Valeant has been fully included in the first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. The Company’s skincare revenues decreased as expected in the second quarter of 2007. Skincare revenues will increase if and when the Company is able to develop new sources of revenues to replace its royalties from Kinetin and Zeatin licensees.

Recent Development

On August 4, 2007, Senetek PLC entered into an agreement with Triax Aesthetics LLC (“Triax”), a Cranford, New Jersey based company focused on quality of life for patients with dermatologic conditions. Under the agreement, Senetek has granted Triax an exclusive license for its second generation cytokinin in the ethical market channel in the United States and its territories, Canada and select Middle East countries. All product packaging will be labeled Senetek/Triax.

Senetek will be responsible for production and supply of products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement, with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the life of the agreement.

Overview of Operating Results

Senetek is focusing on revenue growth in its Skincare business. Its objective is to increase revenues from its new skincare products and continue to develop new skincare products. The Company’s goal is to leverage the strength and expertise of its research and development staff and third-party consultants, clinicians and contracted research scientists to meet market demand for advanced skincare products. Its pharmaceutical products have been licensed to commercial partners who have undertaken full responsibility for sales, distribution and marketing and, where applicable, regulatory compliance.

For the three months ended June 30, 2007, revenues decreased 77% as compared to the second quarter of 2006. Skincare revenues in the second quarter were $43,000, down 97% from the second quarter of 2006. The decrease is a direct result of the March 30, 2007, License Acquisition Agreement with Valeant which contributed $24,750,000 to skincare revenues in the first quarter of 2007 but eliminated Kinetin royalties after the first quarter of 2007. As a result of this agreement, skincare revenues have been reduced significantly beginning in the second quarter of 2007 until such time the Company is able to develop revenues from other biologically active new compounds.

Pharmaceutical revenues increased in the second quarter of 2007 compared to the second quarter of 2006. Pharmaceutical revenues in the second quarter were $428,000, up 47% from the second quarter of 2006. This increase is attributable to increased sales of monoclonal antibodies by Covance in the second quarter of 2007. The increase in Covance sales was due to timing as several research organizations placed volume orders during the second quarter of 2007.

The gross profit rate for the second quarter of 2007 was 59% compared to 90% for the second quarter of 2006. Skincare gross profit percentage for the three months ended June 30, 2007 was comparable to the three months ended June 30, 2006. Pharmaceutical gross profit percentage for the three months ended June 30, 2007 was higher as compared to the three months ended June 30, 2006 as the second quarter of 2006 included sales of low margin polyclonal antibodies. The decline in total gross profit, despite the increase in the Pharmaceutical segment, is primarily due to the significant decrease in revenue dollars in the second quarter of 2007 as compared to the same period in 2006.

The Company’s operating expenses for the six months ended June 30, 2007 decreased by 19% from the six months ended June 30, 2006 principally as a result of reduced legal and consulting fees. Legal fees in the second quarter of 2007 were lower as compared to the second quarter of 2006 primarily due to a significant reduction of fees relating to the Bachem lawsuit. Consulting fees were lower in the second quarter of 2007 as compared to the same period in 2006 because in 2006 the Company was using consultants for several open positions which were filled during the second quarter of 2006. Senetek expects to increase investment in research and development of new skincare products and to increase sales and manufacturing expenses for newly developed compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Beginning in the first quarter of 2006, Senetek adopted Statement of Financial Accounting Standard 123(R) on a modified prospective basis. The Company has incurred $75,000 and $30,000 of stock based compensation operating expense for the six months ended June 30, 2007 and 2006, respectively, as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Senetek’s operating income for the six months ended June 30, 2007 and 2006 was $22,844,000 and $1,350,000, respectively, due to the increased revenue from the License Acquisition Agreement with Valeant on March 30, 2007.

On March 31, 2006, Senetek retired its outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income during the six months ended June 30, 2007.

The Company recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, Senetek’s principal sources of liquidity consisted of cash and cash equivalents of $22,176,000. In the near term, cash flows resulting from Company operations are not expected to be significant. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $20,220,000 for the six months ended June 30, 2007 compared to net cash provided by continuing operating activities of $500,000 for the six months ended June 30, 2006. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. However the Company expects a significant net use of cash in continuing operating activities in the remainder of 2007 and beyond until such time the Company is able to develop new sources of revenues to replace its royalties from Kinetin and Zeatin.

Proceeds from the sale of discontinued operations for the six months ended June 30, 2007 and 2006 totaled $86,000 and $119,000, respectively. Net cash provided by discontinued operations for the six months ended June 30, 2007 and 2006 totaled $3,000 and $15,000, respectively, representing interest income. Concurrent with the payment for the quarter ended June 30, 2007 the note was paid in full; there will be no future cash inflows from this note.

Cash and cash equivalents and short-term investments increased to $22,176,000 at June 30, 2007 from $3,368,000 at December 31, 2006, principally reflecting net cash provided by completion of the License Acquisition Agreement with Valeant which provided $21 million in cash for the six months ended June 30, 2007, partially reduced by $1,500,000 to pay off the Company’s revolving line of credit with Silicon Valley Bank on March 30, 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. Management reviews the accounting policies used in reporting Senetek’s financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, depreciation and amortization, contingencies, and other assets. Estimates are based on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which assumptions were based. Management, on an ongoing basis, reviews these estimates and judgments. Senetek’s Board of Directors reviews any changes in the Company’s methodology for arriving at its estimates, and discusses the appropriateness of any such changes with management and its independent auditors on a quarterly basis.

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2006 for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

The only change to Senetek’s critical accounting policies since December 31, 2006, the date of its audited financial statements, is the adoption of FIN No. 48 on January 1, 2007 (see Note 7).

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

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

Revenues for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Segment
Skincare
Royalties from licensing	$43	(97)%	$1,636	$226	(93)%	$3,302
Fully paid license revenue	—	—	—	24,750	n/a	—
Product sales	—	(100)%	77	38	(85)%	259

Total skincare revenue	43	(97)%	1,713	25,014	602%	3,561

Pharmaceutical
Royalties on monoclonal antibodies	428	76%	243	765	16%	662
Sales of polyclonal antibodies	—	(100)%	36	—	(100)%	36
Sales of ED product	—	(100)%	13	—	(100)%	15

Total pharmaceutical revenue	428	47%	292	765	7%	713

Total revenue	$471	(77)%	$2,005	$25,779	503%	$4,274

Total revenues for the six months ended June 30, 2007 were $25,779,000; a 503% increase from total revenue of $4,274,000 for the six months ended June 30, 2006. The increase is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. For the six months ended June 30, 2007 total Valeant royalties were $24,750,000; an increase of $21,938,000 over the six months ended June 30, 2006. This increase was offset by a $175,000 reduction in quarter to quarter comparable royalties from The Body Shop due to reduced retail sales of products containing the Company’s Kinetin product.

Gross Profit for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Segment
Skincare	$43	(97)%	$1,660	$24,424	627%	$3,360
Pharmaceutical	235	62%	145	419	12%	373

Total gross profit	$278	(85)%	$1,805	$24,843	565%	$3,733

Gross profit percentage
Skincare	100%		97%	98%		94%
Pharmaceutical	55%		50%	55%		52%
Total gross profit percentage	59%		90%	96%		87%

Total gross profit for the six months ended June 30, 2007 was $24,843,000; a 565% increase from total gross profit of $3,733,000 for the six months ended June 30, 2006. This improvement is primarily attributable to the License Acquisition Agreement with Valeant and partially attributable to an increase of monoclonal antibody royalties of $103,000 due to increased sales by the Company’s commercial partner, Covance.

Skincare gross profit percentage for the three months ended June 30, 2007 was comparable to the three months ended June 30, 2006.

Pharmaceutical gross profit percentage for the three and six months ended June 30, 2007 was comparable to the three and six months ended June 30, 2006.

As a result of the licensing arrangement with Valeant, the Company anticipates that its gross profit margins will be significantly reduced until such time as it can develop new or alternative revenue streams.

Research and Development Expense for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Research and development	$278	(18)%	$340	$564	(8)%	$612
Percentage of total revenue	59%		17%	2%		14%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense decreased 8% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This decrease was primarily attributed to timing of testing and development expense and patent costs in 2007.

Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future.

Administration, Sales and Marketing for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Administration, sales and marketing	$749	(20)%	$931	$1,435	(19)%	$1,771
Percentage of total revenue	159%		46%	6%		41%

For the three and six months ended June 30, 2007 and 2006 the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2007	2006	2007	2006
Expense Category
Payroll, benefits and consulting	$282	$318	$567	$711
Legal and other professional fees	191	240	251	430
Rent and office expenses	58	106	143	174
Insurance-liability	52	71	113	153
Travel and related	101	113	159	182
Depreciation and other non-cash expenses	42	31	85	49
Advertising	5	12	21	27
Other	18	40	96	45

Total	$749	$931	$1,435	$1,771

For the three and six months ended June 30, 2007, administration, sales and marketing expenses decreased by 20% and 19% over the prior year comparable period due primarily to reduced legal and consulting fees. Legal fees in the first half of 2007 were lower as compared to the first half of 2006 primarily due to a significant reduction of fees relating to the Bachem lawsuit. The reduction in Payroll, benefits and consulting was primarily due to a reduction in consulting fees in 2007 as compared to 2006 because the Company was using consultants in 2006 to cover two open positions within the Company which were filled in the second quarter of 2006.

There was a significant change in the tax provision for the six months ended June 30, 2007, as a result of the License Acquisition Agreement with Valeant on March 30, 2007. Senetek expects substantial taxable income for the year ended December 31, 2007 and has estimated its year end effective tax rate after application of existing Net Operating Loss Carryforwards (“NOLs”). The rate has been applied to taxable income at June 30, 2007 (see Note 7).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Senetek maintains low balance operating cash accounts denominated in Danish Kroner and United Kingdom pounds and pays periodic operating expenses denominated in these currencies. The Company does not enter into foreign currency hedging transactions to protect against currency fluctuations against the U.S. dollar because the related foreign denominated balances are not material.

Senetek believes that fluctuations in currency exchange rates in the near term would not materially affect its consolidated operating results, financial position or cash flows.

The Company maintains a portfolio of cash equivalents with original maturities of three months or less. Average interest rate on the portfolio was approximately 5% in the three months ended June 30, 2007. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of investment grade quality credit issuers. We have no current or long term debt or outstanding lines of credit.

Item 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Controls.

There was no change in Senetek’s internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek’s patented erectile dysfunction treatment, Invicorp®, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company’s material allegations. In October 2006, the Company requested and received a dismissal of the California suit and intends to file a breach of contract suit against Bachem for the same matter in the United Kingdom.

Item 1A.	RISK FACTORS

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

Limited Product Portfolio and Relatively Fixed Revenue Stream. Substantially the Company’s entire current revenue base is derived from royalties earned on licensees’ sales of products containing active ingredients, the use of which is licensed to them by the Company, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect license fees, which are amortized into income over the terms of the licenses, and payments received from Covance on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH, net of the amounts remitted to RFMH under the terms of the Company’s license agreement with RFMH. If the Company’s patents were successfully challenged and its licensees sought to terminate their licenses, its revenue stream could be substantially curtailed, and if RFMH’s patents were successfully challenged or the State of New York ceased supporting RFMH, the Company’s revenues from Covance would be reduced or eliminated. Additionally, the Company’s present licensee revenue stream is tied to its licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories. Although the recent agreement with Valeant, by which Senetek monetized its Kinetin revenue stream, supplied significant working capital and insulated the Company from future changes in licensed product sales, should Senetek be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the Company to significantly increase its revenue in a short time frame. As Senetek monetized its largest source of ongoing revenue in the first quarter of 2007 (i.e., its contract with Valeant), the Company’s revenues will not increase significantly from amounts recorded in the second quarter of 2007 until such time Senetek can successfully develop and commercialize new products or acquire rights to commercially viable new products.

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

Fluctuating Operating Results and American Depository Shares (“ADS”) Price. The Company’s future operating revenues will largely depend upon its ability to develop and/or acquire new commercially viable products. Because its expenses are relatively fixed in the short-term, its earnings will decline if revenue declines in a given quarter. As noted above, after the payment of the Valeant contract in the first quarter of 2007, the Company will have a decreased level of revenues going forward. With the closing of the Valeant contract, in particular, the Company does not believe that period to period comparisons of its results of operations are a good indication of its future performance which will depend upon its development and/or acquisition of commercially viable new product. In future quarters, the Company’s operating results could be below the expectations of securities analysts or investors. In that case, its ADS price could fluctuate significantly or decline.

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

Regulation by Government Agencies. The production and sale of pharmaceutical products is highly regulated. The ability of the Company’s Invicorp® licensees and the purchaser of Reliaject® to secure regulatory approvals for these products and to continue to satisfy regulatory requirements will determine the future success of its Pharmaceuticals Segment. These parties may not receive required regulatory approvals for licensed products or receive approvals in a timely manner. In particular, the United States Food and Drug Administration and comparable agencies in foreign countries, including the Medicines Agency of Denmark, which is Reference Member State for the European Union Mutual Recognition Procedure, and the Medicines and Healthcare Regulatory Agency in the United Kingdom, must approve human therapeutic and preventive products before they are marketed. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Delays in obtaining regulatory approvals could adversely affect the marketing of products and the Company’s ability to receive milestone payments and royalties. While management believes that its existing licensees and other commercial counter-parties have the competency and financial resources to successfully gain regulatory approvals and the required marketing authorizations, the Company can give no assurance of this or that it or its licensees or other commercial counter-parties will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any new pharmaceutical products that it develops.

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

Competitive Therapies. There can be no assurance that new erectile dysfunction (“ED”) medications will not be developed to fulfill many if not all of ED patients’ needs that are currently unmet, or that the Company’s injection therapy will in fact gain acceptance. Oral medications currently represent approximately 92% of the worldwide market for ED treatment because of their ease of use and non-invasive path of administration. Pfizer’s Viagra, Eli Lilly’s Cialis and Bayer/GlaxoSmithKline’s Levitra represent virtually all of this oral medication market. While management believes that there will nevertheless be a market for the Company’s Invicorp® ED injectable therapy because of its greater efficacy, favorable side-effect and contraindication profiles, and relatively aesthetic delivery systems, there can be no assurance of this. Similarly, while management believes that Reliaject® is a superior disposable autoinjector to those currently marketed for emergency treatment of anaphylactic shock and that Reliaject® would also be successful as a delivery device for Invicorp®, there can be no assurance that King Pharmaceutical, which currently has the bulk of autoinjector sales, will not develop devices that will meet or exceed the capabilities of Reliaject® or that Reliaject® can successfully compete with devices currently on the market.

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

Potential Product Liability. During recent years, lawsuits resulting in very substantial liability have been filed against companies engaged in the sale of pharmaceutical and other medical-related products or devices, which have subsequently proved harmful to human health. Many of these cases have exposed companies to liability long after the products have been brought to market even though, at the time of their development, based on extensive research, there were no discernable risks of injury. Thus, notwithstanding United States Food and Drug Administration or other foreign governmental approval, if granted, and notwithstanding the indemnification provisions in the Company’s Invicorp® licenses and Reliaject® purchaser, there can be no assurance that the Company will not be subject to liability from the use of its products, or that its product liability coverage will be adequate to protect against future claims.

Management Infrastructure. The Company currently employs seven people, has a very small management team and has no succession plan. Should it lose any management resources and be unable to attract high caliber replacements to continue implementing its business plan, it could be materially adversely affected. There can be no assurance that the Company will be able to staff its requirements in a manner adequate to support its planned future growth.

Item 6.	EXHIBITS

(a) Exhibits

10.116	License, Supply & Distribution Agreement with Triax Aesthetics LLC Dated August 6, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC
(Registrant)

Date: August 13, 2007	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: August 13, 2007	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)