Form 10-Q
period 2007-09-30
SENETEK PLC /ENG/
filed 2007-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes  ☐    No  ☒

Number of Ordinary Shares outstanding as of September 30, 2007: 60,960,624

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Royalties and licensing fees	$467	$1,974	$1,458	$5,938
Fully paid license	—	—	24,750	—
Product sales	2	53	40	363

Total revenue	469	2,027	26,248	6,301

Cost of sales
Royalties and licensing	190	167	542	546
Fully paid license	—	—	569	—
Product sales	2	41	17	203

Total cost of sales	192	208	1,128	749

Gross profit	277	1,819	25,120	5,552

Operating expenses
Research and development	216	369	780	980
Administration, sales and marketing	1,333	724	2,768	2,495

Total operating expenses	1,549	1,093	3,548	3,475

Operating income (loss)	(1,272)	726	21,572	2,077
Interest income	277	36	629	74
Interest expense (includes amortization of debt discount in 2006)	—	(36)	(34)	(323)
Goodwill impairment	—	—	(1,308)	—
Write-off of debt discount on retirement of senior secured notes	—	—	—	(927)
Other income, net (see Note 11 b)	—	—	1,323	—
Gain (loss) on retirement/sale of assets	—	1	(5)	251

Income (loss) from continuing operations before income taxes	(995)	727	22,177	1,152

Provision for income taxes	(3)	(1)	(1,928)	(21)

Income (loss) from continuing operations	(998)	726	20,249	1,131

Discontinued operations
Gain on sale of operations	—	41	86	160
Interest income	—	4	3	18

Income from discontinued operations	—	45	89	178

Net income (loss) attributable to ordinary stockholders	$(998)	$771	$20,338	$1,309

Per share basic and diluted amounts:
Income (loss) from continuing operations	$(0.02)	$0.01	$0.33	$0.02
Income from discontinued operations	—	—	—	—

Per share basic and diluted amounts	$(0.02)	$0.01	$0.33	$0.02

Weighted average basic ordinary shares outstanding	60,961	60,961	60,961	60,961
Weighted average diluted ordinary shares outstanding	60,961	61,078	62,031	61,141

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$20,562	$3,368
Trade receivables (net of allowance for doubtful accounts of $150)	414	1,831
Non-trade receivables	128	18
Inventory	42	32
Prepaid expenses and deposits	730	141

Total current assets	21,876	5,390
Property and equipment—net	166	210
Intangibles	1	7
Goodwill	—	1,308

Total assets	$22,043	$6,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$779	$859
Accrued liabilities	418	645
Deferred revenue and license fees	172	797
Income tax payable	383	27
Line of credit—current	—	1,500

Total current liabilities	1,752	3,828

Long-term liabilities
Deferred license fees	803	4,058

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity (deficit)
Ordinary shares
Common Stock, $0.10 (5 pence) par value; shares authorized: 100,000,000; issued and outstanding: 60,960,624 at September 30, 2007 and December 31, 2006	4,919	4,919
Share premium	85,033	84,920
Accumulated deficit	(70,504)	(90,842)
Accumulated other comprehensive income—translation adjustments	40	32

Total stockholders’ equity (deficit)	19,488	(971)

Total liabilities and stockholders’ equity (deficit)	$22,043	$6,915

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In thousands, except ordinary shares)

(Unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity (Deficit)
Balances January 1, 2007	60,960,624	$4,919	$84,920	$(90,842)	$32	$(971)
Stock based compensation expense related to employee and director stock options	—	—	113	—	—	113
Comprehensive Income:
Net income attributable to ordinary stockholders	—	—	—	20,338	—	20,338
Translation adjustments	—	—	—	—	8	8

Total comprehensive income	—	—	—	20,338	8	20,346

Balances September 30, 2007	60,960,624	$4,919	$85,033	$(70,504)	$40	$19,488

For the nine months ended September 30, 2006 the translation income was $12 and total comprehensive income was $1,321. For the three months ended September 30, 2007 comprehensive income related to translation adjustment was $4 and total comprehensive loss was $(994).

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,338	$1,309
Gain from sale of discontinued operations	(86)	(160)
Interest income from discontinued operations	(3)	(18)

Income from continuing operations	20,249	1,131
Adjustments to reconcile net income to net cash from operating activities:
Loss (gain) on retirement/sale of assets	5	(251)
Depreciation and amortization, including $176 related to debt discount in 2006	50	229
Goodwill impairment	1,308	—
Write-off of debt discount on retirement of senior secured notes	—	927
Stock based compensation	113	97
Changes in assets and liabilities:
Trade receivables	1,417	(543)
Non-trade receivables	(110)	(49)
Inventory	(10)	96
Prepaid expenses and deposits	(589)	66
Accounts payable and accrued liabilities	(307)	(393)
Deferred revenue and license fees	(3,880)	(588)
Income taxes	356	—

Net cash provided by continuing operations	18,602	722
Net cash provided by discontinued operations	3	18

Net cash provided by operating activities	18,605	740

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	86	160
Proceeds from sale of short-term investments	—	1,634
Proceeds from sale of assets held for sale	—	500
Purchases of property and equipment	(5)	(1)

Net cash provided by investing activities	81	2,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured notes	—	(3,289)
Proceeds from (retirement of) bank line of credit	(1,500)	1,500

Net cash used in financing activities	(1,500)	(1,789)

Effect of exchange rate changes on cash	8	12

Net change in cash and cash equivalents	17,194	1,256
Cash and cash equivalents at the beginning of period	3,368	1,553

Cash and cash equivalents at the end of period	$20,562	$2,809

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.	Description of Business

Senetek PLC is a specialty dermatology and skincare company primarily focused on age related indications. The Company has a portfolio of intellectual properties including over 2,000 patented and patent applied for compounds. Other target indications include acne rosacea, skin whitening, atopic dermatitis, acne vulgaris, psoriasis, and wound healing.

In addition to its skincare and dermatological therapeutic core competency, the Company has ancillary technology of which it has divested its active participation through either outlicensing or sale of assets. These arrangements provide Senetek future milestone payments and royalties on net sales while transferring full financial, regulatory and marketing responsibilities to their respective partners.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used for revenue recognition, allowance for doubtful accounts, reserves for excess and obsolete inventory, income taxes, stock compensation expense, and loss contingencies, among others. The actual results experienced by the Company may differ materially from management’s estimates.

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

New Accounting Standards Not Yet Adopted: The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. Senetek is in the process of evaluating the new standard which is not expected to have a material effect on its consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for Senetek as of the first quarter of 2008.

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

On March 30, 2007, Senetek terminated its existing license agreement with Valeant Pharmaceuticals (“Valeant”) and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011. At September 30, 2007, Senetek has a payable to Valeant of $55,000 representing Kinetin royalties received from licensees.

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

Senetek will be responsible for production and supply of products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement (defined as calendar year 2008), with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the 15 year life of the agreement.

The Company’s first quarter 2007 revenue and net income increased significantly from 2006. The $21 million cash payment was fully includable in first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. As expected, the Company’s revenues in the second and third quarters of 2007 decreased significantly and are expected to remain at a reduced level until 2008 at which time skincare revenues are expected to increase as a result of the agreement with Triax Aesthetics LLC.

The Company’s recorded goodwill as of December 31, 2006 resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction, the goodwill balance of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

4.	Inventory

Inventory is valued at the lower of cost or market. Cost is determined using the average costing method. Inventory at September 30, 2007 and December 31, 2006 of $42,000 and $32,000, respectively, consists of raw materials.

5.	Sale of Reliaject® to Ranbaxy Pharmaceuticals Inc.

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. (“Ranbaxy”) all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. Under the terms of the sale agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy's and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

6.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006, which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Based Compensation Expense (in thousands):
Administration, sales and marketing	$37	$64	$110	$93
Research and development	1	3	3	4

Stock-based compensation expense included in operating expenses and net income	$38	$67	$113	$97

As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $107,000 and is expected to be recognized over a weighted average period of 2.21 years. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $215,000.

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

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the nine months ended September 30, 2007 or 2006 and no stock options were exercised. During the nine months ended September 30, 2007, 162,500 options granted under Plans 1 and 2 expired.

Outstanding Options

At September 30, 2007, 2,225,000 stock options with a weighted average exercise price of $0.25 were outstanding under the Senetek Equity Plan, of which 540,000 stock options with a weighted average exercise price of $0.25 were exercisable.

At September 30, 2007, 206,250 restricted stock grants with a weighted average exercise price of $0.20 were outstanding under the Senetek Equity Plan, none of which were vested.

At September 30, 2007, 2,337,500 stock options with a weighted average exercise price of $1.18 were outstanding under Plan 1, of which 2,334,719 stock options with a weighted average exercise price of $1.18 were exercisable.

At September 30, 2007, 630,000 stock options with a weighted average exercise price of $0.78 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in the Senetek Equity Plan at September 30, 2007 was $58,000. The intrinsic value of the Company’s outstanding vested stock options in Plan 1 and Plan 2 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option-pricing formula. Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted between January 1, 2006 and September 30, 2007 were volatility range of 79% to 81%, risk free investment rate range of 4% to 5.15%, expected life of 7 years and no dividend yield.

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

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and September 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and September 30, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of September 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

The tax return years 2003 through 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating loss carryforwards (“NOLs”) generated in 1997 through 2005, remain open to examination by the major domestic taxing jurisdictions.

Senetek is incorporated in England with two U.S. subsidiaries and a Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes.

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
	($ in thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US income	$22,668	$2,631
Foreign loss	(402)	(729)

Total income	$22,266	$1,902

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006
	($ in thousands)
Income tax expense is comprised of the following:
Current federal taxes from continuing operations	$450	$17
Current state taxes from continuing operations	1,378	2
Current foreign taxes from continuing operations	100

Total tax from continuing operations	$1,928	$19

Current federal taxes from discontinued operations	$—	$—
Current state taxes from discontinued operations	—	—

Total tax from discontinued operations	$—	$—

	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006

Income tax expense (benefit) differed from the amounts computed by applying the US Federal income tax rate of 34% and the California income tax rate of 6% to pretax income from continuing operations as a result of the following:

Computed expected tax expense	34%	34%
State tax rate, net of federal benefit	6	6
Permanent differences	2	1
Utilization of tax loss carryforward	(28)	22
Timing differences and losses for which no benefit has been recognized	(5)	(78)
Credits and other	—	16

Total tax expense from continuing operations	9%	1%

At December 31, 2006, deferred tax assets were $29,785,000 offset by an equal valuation allowance. At September 30, 2007, estimated deferred tax assets are $15,373,000 offset by an equal valuation allowance. At September 30, 2007 management did not consider it more likely than not that it would generate taxable income to utilize such deferred tax assets.

8.	Earnings per Ordinary Share

Earnings per Ordinary share were computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Options and warrants to purchase Ordinary shares totaling 8,498,750 and 8,785,000 were outstanding at September 30, 2007 and 2006, respectively.

Options and warrants to purchase Ordinary shares totaling 8,498,750 and 3,067,500 for the three and nine months ended September 30, 2007, respectively, and 5,785,000 for the three and nine months ended September 30, 2006 were excluded in the computation of diluted earnings from continuing operations and discontinued operations per Ordinary share because the effect of such inclusion would have been antidilutive.

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

Financial information regarding the operating segments is as follows:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Thousands of dollars
Revenues	$424	$45	$469	$279	$1,748	$2,027
Cost of sales	190	2	192	133	75	208

Gross profit	$234	$43	277	$146	$1,673	1,819

Gross profit percentage	55%	96%	59%	52%	96%	90%
Unallocated operating expenses			1,549			1,093

Operating income (loss)			$(1,272)			$726

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Thousands of dollars
Revenues	$1,189	$25,059	$26,248	$993	$5,308	$6,301
Cost of sales	537	591	1,128	473	276	749

Gross profit	$652	$24,468	25,120	$520	$5,032	5,552

Gross profit percentage	55%	98%	96%	52%	95%	88%
Unallocated operating expenses			3,548			3,475

Operating income			$21,572			$2,077

For the nine months ended September 30, 2007 and 2006, revenues from outside the United States (principally the United Kingdom) were less than 1% and 4%, respectively.

Two customers accounted for 94% and 5% of revenues for the nine months ended September 30, 2007. The same two customers accounted for 67% and 16% of revenues for the nine months ended September 30, 2006.

Two customers accounted for 100% and 0% of accounts receivable at September 30, 2007. The same two customers accounted for 71% and 14% of accounts receivable at September 30, 2006.

Senetek has a research and development laboratory in Aarhus, Denmark. At September 30, 2007, property and equipment, net of accumulated depreciation, is valued at $145,000 at this location. In March 2006, the Company sold assets located in the United States with a recorded value of $250,000 (see Note 5).

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

(a) Research and Commercial Agreements

Under an agreement with the Institute of Experimental Botany, Senetek paid $90,000 and $70,000 in 2007 and 2006, respectively, to support the Institute’s continued research on certain cytokinins and is committed to pay $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

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

Senetek will be responsible for production and supply of products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement (defined as calendar year 2008), with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the 15 year life of the agreement.

(b) Litigation

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek's patented erectile dysfunction treatment, Invicorp®, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company's material allegations. In October 2006, the Company requested and received a dismissal of the California suit and is considering filing a breach of contract suit against Bachem for the same matter in the United Kingdom.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2007.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

(e) Other

In August 2007, the Company signed a lease for office space that it currently occupies under a sublease that expires in February 2008. The lease is for a two year period from March 2008 to February 2010. Minimum annual non-cancelable rent under the lease is approximately $48,000.

12.	Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit with Silicon Valley Bank providing for the Company to borrow up to $1,500,000. On March 30, 2007, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000.

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

On March 31, 2006, the Company paid the outstanding principal amount of the Notes and accrued interest, with the result that the Notes and outstanding Series A, B and D Warrants were canceled, the Noteholders' designees on the Company's Board of Directors resigned, the Securities Purchase Agreement was terminated, and the Series E Warrants were issued. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the Notes, related to the extinguishment of the debt. The fair value of the Series E Warrants was determined to be less than the fair value of the cancelled warrants; therefore the Company did not recognize any additional expense related to the issuance of warrants. For the three months ended March 31, 2006, the Company paid $68,000 in interest related to the Notes.

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

Company Overview

Senetek PLC is a specialty dermatology and skincare company primarily focused on age related indications. The Company has a portfolio of intellectual properties including over 2,000 patented and patent applied for compounds. Other target indications include acne rosacea, skin whitening, atopic dermatitis, acne vulgaris, psoriasis, and wound healing.

In addition to its skincare and dermatological therapeutic core competency, the Company has ancillary technology of which it has divested its active participation through either outlicensing or sale of assets. These arrangements provide Senetek future milestone payments and royalties on net sales while transferring full financial, regulatory and marketing responsibilities to their respective partners.

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

Senetek will be responsible for production and supply of products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement (defined as calendar year 2008), with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the 15 year life of the agreement.

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

The Company is at varying stages in the process of evaluating, developing and marketing a number of other biologically active compounds in its Skincare business. Two recently developed skincare compounds have undergone successful clinical trials. They have shown significant results in clinical trials related to treatment for fine and course wrinkles, roughness and hyperpigmentation. The Company may continue to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues or may seek to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure.

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

•

Reliaject®; a unique autoinjector system assembled using highly automated precision equipment, which employs an ultra-fine gauge needle preset to achieve the appropriate penetration before drug flow, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000. Under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones, as well as a specified percentage (similar to a set royalty) on Ranbaxy's and its licensees' quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs and percentages to be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

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

The Company expects its 2007 revenue and net income to increase significantly from 2006 as a result of the transaction with Valeant. The $21 million cash payment from Valeant has been fully included in the first quarter 2007 revenues along with approximately $3,750,000 in previously deferred revenue. The Company’s skincare revenues decreased as expected in the second and third quarters of 2007. Skincare revenues will increase in 2008, as compared to the second and third quarters of 2007, as a result of the agreement with Triax Aesthetics LLC.

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

For the three months ended September 30, 2007, revenues decreased 77% as compared to the third quarter of 2006. Skincare revenues in the third quarter were $45,000, down 97% from the third quarter of 2006. The decrease is a direct result of the March 30, 2007, License Acquisition Agreement with Valeant which contributed $24,750,000 to skincare revenues in the first quarter of 2007 but eliminated Kinetin royalties after the first quarter of 2007. As a result of this agreement, skincare revenues have been reduced significantly beginning in the second quarter of 2007. Skincare revenues are expected to increase in 2008, as compared to the second and third quarters of 2007, as a result of the agreement with Triax Aesthetics LLC.

Pharmaceutical revenues increased in the third quarter of 2007 compared to the third quarter of 2006. Pharmaceutical revenues in the third quarter were $424,000, up 52% from the third quarter of 2006. This increase is attributable to increased sales of monoclonal antibodies by Covance in the third quarter of 2007. The increase in Covance sales was due to timing as several research organizations placed volume orders during the third quarter of 2007.

The gross profit rate for the third quarter of 2007 was 59% compared to 90% for the third quarter of 2006. Skincare gross profit percentage for the three months ended September 30, 2007 was comparable to the three months ended September 30, 2006. Pharmaceutical gross profit percentage for the three months ended September 30, 2007 was slightly higher as compared to the three months ended September 30, 2006 as the third quarter of 2006 included sales of low margin polyclonal antibodies. The decline in total gross profit percentage, despite the increase in the Pharmaceutical segment, is primarily due to the decrease in high margin skincare revenue in the third quarter of 2007 as compared to the same period in 2006 as a result of the Valeant agreement in the first quarter of 2007.

The Company’s operating expenses for the nine months ended September 30, 2007 had a net increase of 2% as compared to the nine months ended September 30, 2006 principally a result of the pro-rata amortization of $530,000 representing marketing fees due under the Triax agreement, partially offset by a current year reduction of $200,000 in product testing expense, a current year reduction of $180,000 in legal fees related to both general legal expense and the Bachem lawsuit and a reduction of $119,000 in payroll and consulting costs. However Senetek expects to increase investment in research and development of new skincare products, increase sales and marketing expenses for new compounds and to amortize the remaining marketing fee due under the Triax agreement. The Company’s operating expenses are expected to rise as a result of this investment.

Beginning in the first quarter of 2006, Senetek adopted Statement of Financial Accounting Standard 123(R) on a modified prospective basis. The Company has incurred $113,000 and $97,000 of stock based compensation operating expense for the nine months ended September 30, 2007 and 2006, respectively, as a result of the adoption. Stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Senetek’s operating income for the nine months ended September 30, 2007 and 2006 was $21,572,000 and $2,077,000, respectively. The large increase in 2007 is due to the revenue from the License Acquisition Agreement with Valeant on March 30, 2007.

On March 31, 2006, Senetek retired its outstanding Senior Secured Notes along with related stock warrants and issued new warrants in conjunction with the transaction. The unamortized discount on the date of retirement, $927,000, was charged to write off of debt discount on retirement of Senior Secured Notes in the first quarter of 2006.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income during the nine months ended September 30, 2007.

The Company recognized a $250,000 gain on the sale of the Reliaject® assets to Ranbaxy Pharmaceutical which is included in Income from Continuing Operations before Income Taxes for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, Senetek’s principal sources of liquidity consisted of cash and cash equivalents of $20,562,000. Through the end of 2007, cash flows resulting from Company operations are not expected to be significant. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $18,602,000 for the nine months ended September 30, 2007 compared to net cash provided by continuing operating activities of $722,000 for the nine months ended September 30, 2006. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. The Company expects to use cash in continuing operating activities for the remainder of 2007. However, the Company expects this trend will begin to reverse in 2008 as Skincare revenues and associated cash collections increase as a result of the agreement with Triax Aesthetics LLC.

Proceeds from the sale of discontinued operations for the nine months ended September 30, 2007 and 2006 totaled $86,000 and $160,000, respectively. Net cash provided by discontinued operations for the nine months ended September 30, 2007 and 2006 totaled $3,000 and $18,000, respectively, representing interest income. Concurrent with the payment for the quarter ended June 30, 2007 the note was paid in full; there will be no future cash inflows from this note.

Cash and cash equivalents and short-term investments increased to $20,562,000 at September 30, 2007 from $3,368,000 at December 31, 2006, principally reflecting net cash provided by completion of the License Acquisition Agreement with Valeant which provided $21 million in cash for the nine months ended September 30, 2007, partially reduced by $1,500,000 to pay off the Company’s revolving line of credit with Silicon Valley Bank on March 30, 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. Management reviews the accounting policies used in reporting Senetek’s financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, depreciation and amortization, contingencies, deferred tax assets, and other assets. Estimates are based on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which assumptions were based. Management, on an ongoing basis, reviews these estimates and judgments. Senetek’s Board of Directors reviews any changes in the Company’s methodology for arriving at its estimates, and discusses the appropriateness of any such changes with management and its independent auditors on a quarterly basis.

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

Results of Operations for the three and nine months ended September 30, 2007 and 2006

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues for the three and nine months ended September 30 Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Segment
Skincare
Royalties from licensing	$43	(97)%	$1,715	$269	(95)%	$5,016
Fully paid license revenue	—	—	—	24,750	n/a	—
Product sales	2	(94)%	33	40	(86)%	292

Total skincare revenue	45	(97)%	1,748	25,059	372%	5,308

Pharmaceutical
Royalties on monoclonal antibodies	424	64%	259	1,189	29%	922
Sales of polyclonal antibodies	—	(100)%	20	—	(100)%	57
Sales of ED product	—	—	—	—	(100)%	14

Total pharmaceutical revenue	424	52%	279	1,189	20%	993

Total revenue	$469	(77)%	$2,027	$26,248	317%	$6,301

Total revenues for the nine months ended September 30, 2007 were $26,248,000; a 317% increase from total revenue of $6,301,000 for the nine months ended September 30, 2006. The increase is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. For the nine months ended September 30, 2007 total Valeant royalties were $24,750,000; an increase of $20,531,000 over the nine months ended September 30, 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
Gross Profit for the three and nine months ended September 30 Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Segment
Skincare	$43	(97)%	$1,673	$24,468	386%	$5,032
Pharmaceutical	234	60%	146	652	25%	520

Total gross profit	$277	(85)%	$1,819	$25,120	352%	$5,552

Gross profit percentage
Skincare	96%		96%	98%		95%
Pharmaceutical	55%		52%	55%		52%
Total gross profit percentage	59%		90%	96%		88%

Total gross profit for the nine months ended September 30, 2007 was $25,120,000; a 352% increase from total gross profit of $5,552,000 for the nine months ended September 30, 2006. The improvement in the skincare segment is primarily attributable to the License Acquisition Agreement with Valeant. The increase in the Pharmaceutical segment is directly attributable to an increase of monoclonal antibody royalties of $211,000 due to increased sales by the Company’s commercial partner, Covance.

Skincare gross profit percentage for the three months ended September 30, 2007 was comparable to the three months ended September 30, 2006. Pharmaceutical gross profit percentage for the three and nine months ended September 30, 2007 was comparable to the three and nine months ended September 30, 2006. The decline in total gross profit percentage, despite the slight increase in the Pharmaceutical segment, is primarily due to the decrease in high margin skincare revenue in the third quarter of 2007 as compared to the same period in 2006 as a result of the Valeant agreement in the first quarter of 2007.

The Company expects that its fourth quarter gross profit margins will be lower than gross profit margins in prior quarters of 2007. In addition to the effect of reduced skincare revenues, monoclonal antibody gross profit margins will decrease, as expected, because of a contractual arrangement that allows for tiered royalty levels based on net sales milestones. First quarter 2008 gross profit margins are expected to be higher on increased skincare revenue and higher monoclonal antibody gross profit margins attributable to calendar year reset of sales milestones.

	Three Months Ended September 30,			Nine Months Ended September 30,
Research and Development Expense for the three and nine months ended September 30 Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Research and development	$216	(41)%	$369	$780	(20)%	$980
Percentage of total revenue	46%		18%	3%		16%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense decreased 20% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease was primarily attributed to timing of testing and development expense in 2007 as well as a reduction in non-recurring legal costs due to a settlement reached in the first quarter of 2007 with a professional services provider (See Note 11(b)). Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future.

	Three Months Ended September 30,			Nine Months Ended September 30,
Administration, Sales and Marketing for the three and nine months ended September 30 Thousands of dollars	2007	% change in 2007	2006	2007	% change in 2007	2006
Administration, sales and marketing	$1,333	84%	$724	$2,768	11%	$2,495
Percentage of total revenue	284%		36%	11%		40%

For the three and nine months ended September 30, 2007 and 2006, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended September 30,		Nine Months Ended September 30,
Thousands of dollars	2007	2006	2007	2006
Expense Category
Payroll, benefits and consulting	$313	$289	$881	$1,000
Legal and other professional fees	147	147	397	577
Rent and office expenses	79	61	223	235
Insurance-liability	72	78	185	231
Travel and related	122	55	280	236
Depreciation and other non-cash expenses	42	66	127	115
Advertising and marketing	537	9	558	36
Other	21	19	117	65

Total	$1,333	$724	$2,768	$2,495

For the three months ended September 30, 2007, administration, sales and marketing expenses increased by 84% over the prior year comparable period due primarily to the pro-rata amortization of the marketing fees due under the Triax agreement.

The nine months ended September 30, 2007, showed an increase of only 11% in administration, sales and marketing expenses as compared to the prior year. The amortization of the marketing fees under the Triax agreement caused an increase which was offset, in part, by reductions in legal fees and payroll, benefits and consulting. Legal fees were lower primarily due to a significant reduction of fees relating to the Bachem lawsuit; payroll, benefits and consulting was lower primarily due to a reduction in consulting fees in 2007 as the Company was using consultants in 2006 to cover two open positions within the Company which were filled during the second quarter of 2006.

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

The Company maintains a portfolio of cash equivalents with original maturities of three months or less. Average interest rate on the portfolio was approximately 5% in the three months ended September 30, 2007. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of investment grade quality credit issuers. We have no current or long term debt or outstanding lines of credit.

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

(b) Changes in Internal Controls.

There was no change in Senetek’s internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 16, 2005, the Company filed suit in the Superior Court of California for the County of Los Angeles against Bachem, Inc., doing business as Bachem California, a subsidiary of Swiss pharmaceutical company Bachem Holding, AG. The suit alleged fraud and negligent misrepresentation by Bachem in connection with its production and sale to Senetek in 1997 of vasoactive intestinal peptide, an active ingredient in Senetek's patented erectile dysfunction treatment, Invicorp®, for a purchase price of $1,100,000. Bachem has answered the Complaint and denied the Company's material allegations. In October 2006, the Company requested and received a dismissal of the California suit and is considering filing a breach of contract suit against Bachem for the same matter in the United Kingdom.

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

Limited Product Portfolio and Relatively Fixed Revenue Stream. Substantially the Company’s entire current revenue base is derived from royalties earned on licensees’ sales of products containing active ingredients, the use of which is licensed to them by the Company, which generally are paid quarterly and recognized in income when received. In addition, part of current revenues reflect license fees, which are amortized into income over the terms of the licenses, and payments received from Covance on sales of monoclonal antibodies produced from cell lines licensed to the Company from RFMH, net of the amounts remitted to RFMH under the terms of the Company’s license agreement with RFMH. If the Company’s patents were successfully challenged and its licensees sought to terminate their licenses, its revenue stream could be substantially curtailed, and if RFMH's patents were successfully challenged or the State of New York ceased supporting RFMH, the Company’s revenues from Covance would be reduced or eliminated. Additionally, the Company’s present licensee revenue stream is tied to its licensees’ sales of licensed product. Accordingly, it is limited to the growth in their sales of licensed products within their existing territories. Although the recent agreement with Valeant, by which Senetek monetized its Kinetin revenue stream, supplied significant working capital and insulated the Company from future changes in licensed product sales, should Senetek be faced with significant cash requirements in the future in excess of its internally generated funds, its capital resources might be inadequate to fund its capital needs. Although the Company is confident in its ability to develop new compounds for additional licensing and enter into commercial collaborations permitting the Company to directly participate in sales of some of the new products based on these compounds, the skincare business has become increasingly competitive. These increasingly difficult market conditions, coupled with the time required to develop new compounds, negotiate new licenses and other commercial agreements and achieve new product launches, make it difficult for the Company to significantly increase its revenue in a short time frame. As Senetek monetized its largest source of ongoing revenue in the first quarter of 2007 (i.e., its contract with Valeant), the Company’s revenues for the remainder of 2007 will not increase significantly from amounts recorded in the third quarter of 2007. However in 2008, revenues will begin to increase as a result of the agreement with Triax.

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

Fluctuating Operating Results and American Depository Shares (“ADS”) Price. The Company’s future operating revenues will largely depend upon its ability to develop and/or acquire new commercially viable products. Because its expenses are relatively fixed in the short-term, its earnings will decline if revenue declines in a given quarter. As noted above, after the payment of the Valeant contract in the first quarter of 2007, the Company will have a decreased level of revenues for the balance of 2007. With the closing of the Valeant contract, in particular, the Company does not believe that period to period comparisons of its results of operations are a good indication of its future performance which will depend upon its development and/or acquisition of commercially viable new product. In future quarters, the Company’s operating results could be below the expectations of securities analysts or investors. In that case, its ADS price could fluctuate significantly or decline.

Acquisition-Related Risks. One means by which Senetek might achieve more direct involvement in the sales of products based upon its proprietary active ingredients could be to complete an equity-based business acquisition. However, completion of any significant business acquisition by Senetek would involve substantial risks, including that the Company's small management cadre would be diverted from the operating needs of Senetek's business, that the professional fees of attorneys, accountants and other advisors incurred in executing such a transaction would divert needed financial resources from the Company's business, that these expenses and the costs of integrating the two companies' assets and operations could result in dilution of earnings, at least in the short term, and that management might be unable to successfully achieve the synergies from the combination of the two companies upon which forecasts of longer term incremental earnings were based.

There is also a risk, particularly for so long as the Company’s ADSs' market price remains at historically depressed levels, that the Company could become the subject of an unsolicited acquisition by a third party, through a tender offer or other transaction that might not assure the Company's ADS holders of fair value for their interests in the Company. The English Companies Act, under which Senetek is organized, does not permit adoption of so-called defensive provisions in the Company’s Articles of Association to make such a transaction more difficult or to force such an acquirer to negotiate terms with the Company's Board of Directors on behalf of the Company's shareholders.

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

The Company’s commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses pursuant to which it practices its technologies. Management believes that it does not infringe third parties' patents or other rights but cannot assure that it will not be found in the future to infringe these or other proprietary rights of third parties, either with products it is currently developing or with new products that it may seek to develop in the future. If third parties assert infringement claims against the Company, it will be forced either to defend or enter into license arrangements with them. The expenses of such defense could divert funds from needed investment in its business, but it cannot assure that it could enter into licenses on commercially reasonable terms to avoid such expense. Further, an adverse determination in litigation or interference proceedings to which the Company may become a party could subject it to significant liabilities to third parties, could put its patents at risk of being invalidated or interpreted narrowly and could put its patent applications at risk of not issuing.

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

SENETEK PLC (Registrant)

Date:	November 14, 2007	By:	/s/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2007	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly
Chief Financial Officer
(Principal Financial and Accounting Officer)