Form 10-K
period 2007-12-31
SENETEK PLC /ENG/
filed 2008-04-15
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007.

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

1 Ordinary share, pound sterling 0.40 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 29, 2007 was $16,910,650.

As of March 31, 2008, the Registrant had 7,645,802 ordinary shares outstanding, including 7,574,546 shares issued at March 31, 2008 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 9 through 13 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 21 through 31. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1—BUSINESS

Overview

Senetek PLC is a Life Sciences company engaged in the development of technologies that target the science of healthy aging.

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations and Senetek Denmark ApS, formed by Senetek under the laws of Denmark.

For detailed financial information, please consult the Company’s financial statements included in this Annual Report.

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2006 fiscal year, in addition to its interim financial reports on Form 10-Q for fiscal 2007 and 2006, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Investor Relations, 831 Latour Court, Napa, California, 94558.

Commercial Products

Skincare and Dermatological Therapeutics

Pyratine-6™

The first in Senetek’s second generation cytokinin pipeline to complete development, Pyratine-6™, has demonstrated superior results as compared to highly successful predecessor compounds in clinical testing. Pyratine-6™ launched in the North American physician market in early 2008.

An independent comparative analysis evaluated the effectiveness of Senetek’s second-generation patented cytokinin, Pyratine-6™ relative to its original and highly successful anti-aging active ingredient, Kinetin. The analysis compared results of separate clinical studies conducted at the University of California, Irvine (Kinetin) and at the independent research laboratory RCTS, Inc. in Irving, Texas (Pyratine-6™). The subjects in the Pyratine-6™ clinical trial scored significantly higher on each measure than those in the Kinetin study throughout the 12 weeks of evaluation. In some measures the comparison was particularly notable, such as fine wrinkles (22% improvement with Pyratine-6™ vs. 2% improvement with Kinetin after eight weeks), skin roughness (86% improvement with Pyratine-6™ vs. 35% improvement with Kinetin after eight weeks) and overall skin aging (24% vs. 3% after eight weeks).

The Pyratine-6™ study also featured additional evaluative methodologies not included in the Kinetin study, such as the NOVA Dermal Phase Meter for measuring the skin’s moisture content, and expert evaluations of reductions in erythema (redness) and acne lesions. The NOVA apparatus measured increases in skin moisture content of 35% and 41% after eight and twelve weeks, respectively. The evaluations found 42% and 62% reductions in erythema after two and four weeks, respectively, and a 45% reduction in acne lesions after twelve weeks. Pyratine-6™ was well tolerated by all subjects, producing no measurable skin irritation or signs of allergic contact dermatitis with twice-daily application over the 12 week study period.

Based on positive results demonstrated in these clinical evaluations, Senetek has initiated another clinical trial of Pyratine-6™ for the treatment of acne rosacea, a chronic dermatosis afflicting more than 45 million people worldwide. Clinical data suggests that Pyratine-6™ may offer important advantages over currently available treatments, primarily oral and topical antibiotics, which involve long-term tolerability and other health concerns

On August 4, 2007, Senetek PLC entered into an agreement with Triax Aesthetics LLC (“Triax”), a Cranford, New Jersey based sales and marketing company focused on quality of life for patients with dermatologic conditions. Under the agreement, Senetek granted Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries.

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

Senetek is responsible for the production and supply of Pyratine-6 based products, will contribute periodic sales and marketing payments totaling $4.5 million in the first year of the agreement and will participate in the product marketing strategy. In return, Senetek will receive all net product revenues in the first year of the agreement (defined as calendar year 2008), with a guaranteed minimum of $10.8 million in 2008. The agreement calls for increased minimum sales annually after the first year. Subsequent to the first year of the agreement, the companies will share net revenues on a 50/50 basis. Triax will be responsible for all sales, marketing and order fulfillment during the 15 year life of the agreement.

The Company is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

4HBAP

4HBAP is a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed clinical tests for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is currently seeking marketing collaboration agreements for various market channels and geographies.

Kinetin and Zeatin

The Company developed and patented Kinetin (N6-furfuryladenine), a first generation cytokinin and its analogue Zeatin.

Through March 30, 2007, Senetek licensed Kinetin to 10 companies, including Valeant Pharmaceuticals International (“Valeant”), Revlon and The Body Shop, in various channels of distribution and geographies and licensed Zeatin exclusively to Valeant.

On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in half of the future royalties due Valeant from other Kinetin licensees through 2011.

Erectile Dysfunction

Invicorp® is a highly safe and effective treatment for erectile dysfunction (ED), a condition that affects more than 100 million men worldwide. Invicorp®, a combination of vasoactive intestinal peptide (VIP) and phentolamine mesylate (PMS), has shown excellent results in a wide range of patients, many of whom have failed on other therapies for the treatment of ED. VIP is a 28-amino-acid peptide found naturally in the male and female urogenital tracts, as well as in the central and peripheral nervous systems. It causes erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow. In completed Phase III clinical trials conducted in the United Kingdom, Denmark, Ireland and Australia, Invicorp® demonstrated outstanding efficacy and safety. The most frequently reported side effect was transient facial flushing, which typically subsided within minutes after use.

Unlike many other ED therapies, Invicorp® has no known contraindications. Other significant advantages include: rapid onset of erection after stimulation—typically within two-to-five minutes; the ability to induce an erection up to 2 1/2 hours after administration with natural termination of an erection after ejaculation, as well as efficacy in the treatment of organic ED. Invicorp® is self-administered using a refillable syringe or a novel, yet uncomplicated, disposable drug delivery system, Reliaject®, in each case using a super-fine 30 gauge needle for ease of administration (not possible with existing injectable therapies).

In a study of treatment options for Erectile Dysfunction, Decision Resources, Inc. indicated the medical community’s enthusiasm for Invicorp®. Among the findings, the study showed that intracavernous injection therapies will continue to be the most effective second-line treatments for moderate-to-severe ED (after oral therapies have been attempted and for patients for whom oral therapies are contraindicated, such as diabetics and hypertension sufferers). Based on physician enthusiasm, the treatment’s high therapeutic index and advantages over current oral therapies, the study predicted that Invicorp® could become the alternative therapy of choice.

Invicorp® could capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® is also expected to become first-line treatment for those with diabetes, heart disease and severe organic ED.

In June 2004, the Company entered into an exclusive license with Ardana Bioscience Ltd, a London Stock Exchange traded specialty pharmaceuticals company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp® in the European Union and European Free Trade Area. Under the license agreement, Ardana assumed full financial responsibility for completing the European drug regulatory process for Invicorp® and seeking national marketing approvals throughout Europe. The license agreement provides for Senetek to receive royalties that potentially reach 12% based on Ardana’s and its sub-licensees’ net sales of Invicorp® plus milestone payments upon regulatory approvals in specified major markets and achievement of specified cumulative net sales in Europe. Under its agreement, Ardana has certain rights with respect to the manufacture and marketing of Invicorp® in other world markets.

Invicorp® was approved for marketing in Denmark in December 2006 under the European Mutual Recognition Procedure (“MRP”) and Ardana began commercial sales of Invicorp® in Denmark and an effort to seek national marketing approvals throughout Europe.

Ardana announced in February 2008 that it is looking to merge or sell their company. This may impact the advancement of the MRP for Invicorp® in Europe; however, Invicorp® is a valuable asset to Ardana and any prospective owner. Ardana has informed Senetek in writing that all requirements are complete to advance the MRP. Senetek negotiated back from Ardana the return of the valuable rights for Invicorp® in the territories of Brazil, India, China and Russia.

In February 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, an AIM London Stock Exchange traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp® in North America. Under the terms of the license agreement, Plethora assumes full financial responsibility for the drug regulatory process for Invicorp® in North America and for establishing this important new therapy in the key North American market, and was granted certain rights with respect to the manufacture and marketing of Invicorp® in other world markets, subject to the prior rights of Ardana Bioscience Ltd. The license agreement provides for Senetek to participate in the success of Invicorp® through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp® plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

In February 2007, Plethora announced that meetings with the United States Food and Drug Administration had confirmed the path to submission of the New Drug Authorization for Invicorp® as a front-line therapy for erectile dysfunction. Plethora also announced that studies would be completed within 15 months and the product launch in the US is anticipated by the end of 2009. In July 2007, Plethora announced that it had secured a £4 million loan to allow for the completion of the clinical development and filing for US market approval of Invicorp®.

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

In May 2004, the Company entered into an interim extension of its agreement with RFMH and in April 2005, the Company entered into a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through July 10, 2011, subject to renewal, on substantially the same terms with a guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, the Company entered into a new agreement with Signet, effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that the Company’s net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, the Company agreed to assign the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet.

Under the Company’s agreement with Covance, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year. Under the Company’s license agreement with RFMH, RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000. In 2007 and 2006, Covance exceeded their minimum sales goal and therefore Senetek met their annual minimum to RFMH in both years as well.

Other Commercial Arrangements

Drug Delivery Technology

Senetek developed and patented Reliaject®, a unique auto-injector which employs an ultra-fine gauge needle, preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance on the patient’s technique for accuracy and safe delivery. Reliaject® can be adapted for self-administration of a broad range of parenteral drugs including epinephrine, the leading therapeutic agent for the treatment of anaphylaxis, a severe allergic reaction that occurs in response to food, insect venom or medication.

The Company believes that the greater ease of use and patient comfort associated with Reliaject® provides competitive advantages over Epipen®, the leading autoinjector currently marketed for anaphylaxis, accounting for sales of over $250 million a year in North America alone. Reliaject® is well suited to other injectable therapies including Senetek’s Invicorp® for the treatment of ED. Senetek has entered into a partnership with Ranbaxy Pharmaceuticals Inc., for the commercialization of Reliaject®.

In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with either epinephrine or six other scheduled parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject® production line. Ranbaxy is targeting commercialization of Reliaject for 2009. Ranbaxy Pharmaceuticals is a wholly-owned subsidiary of Ranbaxy Laboratories Limited, the tenth largest generic pharmaceutical company in the world and a leader in development and marketing of new delivery methodologies for proven drugs.

Product Pipeline

Historically, the Company’s strategy had been to leverage its available research and development resources by channeling its efforts through research agreements with third-party consultants, clinicians and research scientists having particular expertise in its areas of interest with a direct focus on getting its products into the market. The Company has increased its portfolio of active compounds for evaluation by entering into cooperative research agreements and collaborations with the Institute of Experimental Botany in Prague, Czech Republic, the Institute of Bioorganic Chemistry of the Polish Academy of Sciences in Poznań, Poland and PROTEOMAGE, the European Integrated Project on Healthy Aging, financed by the European Union.

Skincare and Dermatological Therapeutics

The Company is actively pursuing the identification, screening, testing, development and marketing of a wide variety of cytokinins and non cytokinin compounds targeting a number of dermatological and skincare conditions. The Company has approximately 20 compounds that have shown positive results for indications with significant market potential. The Company expects to advance at least two of these compounds through safety and clinical testing in 2008.

Cancer Therapy

In 2006, the Nobel Prize was awarded to two American scientists for the discovery of the molecular mechanism behind RNAi. That mechanism within RNA allows for the regulation of gene expression, and represents a new model in genetic therapies for the treatment of cancers and neurological disorders.

Senetek has acquired a royalty-based license for RNAi from the Institute of Bio-Organic Chemistry of the Polish Academy of Science (PAS). This agreement grants Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using interference RNA. The treatment developed by the Institute in cooperation with the Department of Neurosurgery and Neurotramatology, University of Medical Sciences in Poznan, Poland uses RNA interference technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors. Recently, in human clinical trials in Europe, the technology has demonstrated success in the treatment of patients with glioblastoma.

The Company’s commercial strategy with respect to this treatment is to partner with a pharmaceutical or RNA specialty company for development, testing and marketing.

Science Advisory Board and Scientific Collaboration

The Company’s Scientific Advisory Board is headed by Professor Brian Clark, Ph.D., Sc.D., Senetek’s Chief Scientist. Professor Clark is the discoverer of Initiation Codon for Protein Synthesis, 1965/1966 and the First Crystallization of tRNA, 1968; Head of the European Chinese Biotechnology Transfer Task Force and Past President of the International Union of Biochemistry and Molecular Biology. Board members include:

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

Institute of Bioorganic Chemistry, Polish Academy of Sciences, Poznań, Poland

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

The Company has entered into a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The principal fields of scientific work in the Institute consist of plant physiology, genetics and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Its physiological focuses include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. Senetek’s agreement with the Institute, as initially signed, provided for a “one off” relationship in which Senetek would have a specified period of access to the Institute’s then existing portfolio of compounds with the right to an exclusive license of any selected compounds in the fields of medical and cosmetic skin care, on pre-set terms. In October 2004, this agreement was expanded to provide Senetek with ongoing access to all of the Institute’s developing technology with dermatological potential with a right to an exclusive worldwide license of selected compounds for all fields of use, plus a right of first offer on any other technology for an exclusive worldwide license within the field of dermatological anti-aging applications. In December 2005, this agreement was further expanded, Senetek being granted the right to receive exclusive global licenses, for all applications, to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Under the agreement, Senetek paid $90,000 in 2007 and $70,000 in 2006 to support the Institute’s continued research on certain cytokinins and is committed to paying $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins. The parties also agreed to co-fund the prosecution of 5 new global patent applications. Senetek has evaluated and screened more than 25 new compounds sourced from the Institute.

In November 2006, the Company signed agreements with the Institute of Bioorganic Chemistry of the Polish Academy of Sciences in Poznań, Poland for the exclusive rights to three compounds for the treatment of skin aging, as well as technology used for the treatment of brain tumors using interference RNA. The collaboration with the Institute will provide Senetek three new compounds with differentiating benefits for treating skin aging and possibly other aging conditions through their use in licensed cosmeceutical, nutritional and prescription products. In addition, Senetek acquired the rights to technology developed by the Institute in cooperation with Department of Neurosurgery and Neurotraumatology, University of Medical Sciences in Poznań, Poland for the treatment of human brain tumors using RNA interference. Under the terms of the collaborative agreement, Senetek will have rights for all applications of the in-licensed technology in exchange for royalty payments to be paid to the Institute upon commercialization. The parties have also agreed to co-fund the prosecution of three new global patent applications

In May 2006, the Company finalized its participation in a consortium named PROTEOMAGE to study evolutionarily conserved mechanisms of aging using advanced proteome analysis. The consortium is comprised of 19 members, principally leading government- and university-based research centers, including the University of Aarhus, which is Project Coordinator, the Austrian Academy of Science, the University of Paris, University College London, the University of Cambridge and the Shanghai Institutes for Biological Sciences, as well as three commercial enterprises including Senetek’s research subsidiary, Senetek ApS, Denmark.

The consortium has received a 10.7 million Euro grant from the European Commission to be used over the next five years to gain insights into the molecular mechanisms of healthy aging. Consortium members will use a proteomic analysis of aging processes in a variety of aging models, including human cell cultures, to study such aging-related activities as changes in protein concentration and protein modification, protein networks and interactions, signaling mediated by extracellular proteins, and protein turnover and degradation. It is hoped that these studies will lead to new protocols for early diagnosis and intervention in age-associated conditions, many with commercial implications. Among the areas to be studied are identification of plant extracts and compounds that stimulate proteasome activity with reduced levels of oxidized and other damaged proteins, and identification of natural and synthetic small molecules that stimulate cellular protein degradation machinery.

Among the benefits of consortium membership is access to a wide range of leading edge know-how and research results and the possibility of forming commercial collaborations with other project participants.

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

As new active ingredients successfully pass biological activity testing and initial safety testing, Senetek collaborates with the Department of Dermatology of the University of California at Irvine for comprehensive consulting and pre-clinical and clinical testing services. The Department’s faculty has extensive experience in collaborating with the pharmaceutical and cosmetic industries in new product development and is internationally recognized for its contributions in both basic and clinical derma pharmacology. Dr. Jerry McCullough, Department Chairman, has a consulting agreement with the Company and is closely involved in Senetek’s in vivo studies.

These relationships form the basis for a continuous, interactive flow of new product identification, evaluation and testing activity between Senetek’s dedicated laboratory in Aarhus, its research and development collaborations, and the University of California-Irvine and other clinical evaluators and testers the Company employs, as appropriate.

The Company’s research and development expenditures amounted to $1,164,000 and $1,313,000 in 2007 and 2006, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company expects research and development spending to increase as it accelerates development of its pipeline of proprietary technologies for skincare. Research and development expenditures associated with cancer therapy are expected to be minimal as the Company intends to partner with a pharmaceutical or an RNA specialty company to fund these costs. Research and development expense associated with Invicorp® are expected to be zero because the Company’s licensees, Ardana Bioscience and Plethora Solutions, have assumed responsibility for further regulatory and market development work for these products. Covance Antibody Services Inc. bears responsibility for new product development for monoclonal antibodies.

Marketing and Manufacturing

Marketing

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

In the case of emerging skincare and dermatological therapeutic products, the Company may opt to:

•	enter similar marketing collaborations;

•	develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure;

•	enter license agreements whereby the licensee assumes responsibility for marketing and government approvals within their respective licensed territories.

In the case of Invicorp® and Monoclonal Antibodies, the Company’s commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

Manufacturing

The Company contracts with third parties for the manufacture and/or filling and labeling of its skincare products. While the Company relies on particular suppliers for the raw materials and componentry used in the manufacture of such products, should these suppliers become unavailable or unable to supply in required volumes, management believes that alternative sources of approvable supplies would be available.

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

Competition

The bulk of the Company’s current revenues are derived from patented and patent applied for dermatological and skincare products, with smaller amounts being derived from agreements for the manufacture and sale of monoclonal antibodies used in research and from “named patient” sales of Invicorp® in England. While the Company’s patents and patent licenses currently protect it from competition from sales of products within the specific scope of its patents and license rights, many companies are engaged in the development and marketing of products competitive with its patented and licensed products. Regarding the Company’s ED product, Invicorp®, assuming necessary marketing approvals are obtained; the Company or its commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject®, Edex® and Muse®, respectively. However, although management believes Invicorp® offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis® and Bayer/GlaxoSmithKline’s Levitra®, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, the Company considers Invicorp® to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contra-indicated, not effective or not well-tolerated. Reliaject®, the proprietary autoinjector technology recently sold to Ranbaxy in which the Company has retained continuing rights to participate in net sales and product milestones, assuming necessary marketing approvals are obtained, will allow Ranbaxy to compete directly with King Pharmaceuticals’ Epipen®, the leading autoinjector currently marketed for anaphylactic shock. But management believes that the greater ease of use and patient comfort associated with Reliaject® could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents. The monoclonal antibody market is diverse and fragmented throughout the world and the monoclonal antibodies sold by any one source, including Covance, represent a very small percentage of the total market.

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

The Company cannot predict the extent to which any of the pharmaceutical products the Company currently out-licenses or has sold with ongoing payment rights, will become commercially viable. Assuming that these products are approved for sale in a sufficient number of countries in which approvals are sought, management believes that competition for Invicorp® will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset and third party reimbursement, while competition for Reliaject® will be based, among other things, on price, entry into additional therapeutic categories and marketing acumen. The Company’s competitive position and ability to remain viable in the future also will depend upon its ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. The Company expects competition to intensify in all fields in which the Company is involved.

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

Product Approval—United States

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

Senetek’s Investigational New Drug application to the FDA for Invicorp® was withdrawn. Under the terms of its license agreement with Plethora Solutions, it has agreed to assume all regulatory responsibility and cost in North America, which will include meetings with the FDA to discuss reinstatement of the Investigational New Drug application and the clinical trials and other support that would be required for approval, while there can be no assurance that this effort ultimately will be successful. Plethora Solutions received FDA approval in 2007 to commence Phase III studies of Invicorp®.

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

Invicorp® was approved for marketing in Denmark in December 2006 under the MRP. Following Denmark’s approval of the MRP dossier for Invicorp® and release of translated copies to those Member States selected to receive it, such Member States will have a period in which they may review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization. No assurance can be given as to the number of Member States that will ultimately authorize marketing by Ardana following release of the MRP dossier. Ardana announced in February 2008 that it is looking to merge or sell their company. This may impact the advancement of the MRP for Invicorp® in Europe.

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

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its business interests. It believes that patents are of material importance to the success of its business model and that trademarks are also of significance. The Company’s strategy is to consider new products and compounds only if they are patentable and to file patent applications to protect inventions and improvements considered important to the development of its business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2007, the Company held 89 issued patents and 4 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 19 countries and pending in 16 other countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 36 countries and pending in two other countries, and patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 16 countries.

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

In 1999, the Company entered into a license agreement with United States International Trading Corporation (“USITC”) under which USITC purchased the Company’s inventories of finished goods and componentry for the Mill Creek Line and paid a licensing fee for the exclusive right to manufacture and market these products in exchange for royalties subject to specified annual minimums. Under the license agreement, USITC was also granted an option to purchase the rights to the Mill Creek Line for $2.8 million which it exercised in 2002 in exchange for a $2.3 million secured promissory note. As of December 31, 2007, the note was fully paid.

Employees

As of December 31, 2007, the Company had seven full-time employees, comprised of two employees at its research facility in Denmark, and five employees at its Napa, California headquarters.

ITEM 2—PROPERTIES

The Company leases a 3,000 square foot facility in Napa for its headquarters under a lease expiring in February 2010. During October 2003, the Company entered into a quarterly lease agreement at a business park adjacent to Aarhus University in Denmark for approximately 2,000 square feet. The facility is used for research and development and was renovated and equipped in 2004. The lease requires quarterly payment and can be cancelled by giving three months notice. Management believes that present facilities are adequate for is current needs.

ITEM 3—LEGAL PROCEEDINGS

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2007 Senetek PLC held a combined Annual General Meeting and Extraordinary General Meeting of Shareholders (the “Meeting”) pursuant to a Notice and Proxy Statement duly filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Anthony Williams, who had been appointed a Director of the Company in February 2003, was re-elected as a Director of the Company at the Meeting. The following persons’ terms of office as Directors of the Company continued after the Meeting: Frank J. Massino, Kerry Dukes and Rodger Bogardus.

The following is a brief description of each matter voted upon at the Meeting, including the votes cast for, against and withheld and the number of abstentions and broker non-votes as to each such matter:

Description of Matter	Votes For	Votes Against	Votes Withheld	Non-Votes
Election of Anthony Williams	56,553,160	3,142,027	924,053	341,384
Increase maximum shares under the Senetek Equity Plan from 625,000 to 937,500	36,210,303	23,465,512	943,425	341,384
Consolidate Ordinary shares, nominal value 5p, into Ordinary shares, nominal value 40p	56,129,010	4,381,553	108,677	341,684
Receipt of Annual Accounts for 2006 with Directors’ Report, auditors’ report on those accounts and approve the last Directors’ remuneration report	57,628,099	1,988,315	1,002,826	341,384
Appointment of Macias Gini & O’Connell LLP and BDO Stoy Hayward as the Company’s independent auditors for 2007	58,447,321	1,816,191	355,728	341,384
Authorize the Directors to allot relevant securities up to an aggregate nominal value of £40,000,000, expiring in five years	53,883,793	4,974,919	1,760,528	341,384
Empower the Directors to allot equity securities pursuant to the authority conferred by the above resolution, without regard to statutory pre-emptive rights for a five year period	45,522,153	11,533,309	3,563,778	341,384

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Company’s ordinary shares. Senetek ADSs, each representing one ordinary share and evidenced by one American Depositary Receipt (“ADR”) began trading on the over-the-counter market in the United States in November 1984 and were traded through the NASDAQ Small Cap Market from May 1986 through November 10, 2004. On November 10, 2004, the Company’s ADSs were delisted from the NASDAQ Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”) Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SNTKY”. On December 13, 2007, the eight-to-one reverse share split authorized by shareholders on December 10, 2007 was effective and Senetek’s symbol changed to “SNKTY”. The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The depository for these ADSs is The Bank of New York.

The following table sets out the range of high and low sale prices for the Company’s ADSs for the periods indicated, adjusted retroactively for its December 10, 2007, eight-to-one reverse share split.

Fiscal Year Ended December 31, 2007

	HIGH	LOW
QUARTER ENDED:
March 31	$2.16	$1.76
June 30	2.80	1.92
September 30	2.96	2.16
December 31	3.50	2.32

Fiscal Year Ended December 31, 2006

	HIGH	LOW
QUARTER ENDED:
March 31	$2.56	$1.44
June 30	2.72	1.84
September 30	2.40	1.68
December 31	2.08	1.52

As of March 31, 2008 there were 7,645,802 ordinary shares outstanding and 205 holders of record of ADSs representing 7,574,546 American Depository shares. The trading prices of the Company’s ADSs on March 31, 2008, were a high of $1.89 and a low of $1.75.

Dividends.    Senetek has not paid, nor does it currently contemplate the payment of, any cash dividends on the ordinary shares. The decision whether to pay, and the amount of any dividends, will be based upon, among other things, the Company’s earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is, however, empowered to declare interim dividends. However, under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. The Company had an accumulated deficit of ($72,210,000) at December 31,

2007. Accordingly, the Board of Directors will not be in a position to consider the question of dividends until the accumulated deficit has been absorbed by profits or by the application against the deficit with the approval of shareholders and the United Kingdom Companies’ Court, which forms part of the Chancery Division of the High Court, of an equivalent figure forming part of the share premium on the Company’s balance sheet.

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

An individual US holder of the shares who ceases to be resident or ordinarily resident in the UK for UK tax purposes for a period of less than 5 tax years and who disposes of shares during that period may also be liable on returning to the UK for UK capital gains tax despite the fact that the individual may not be resident or ordinarily resident in the UK at the time of the disposal.

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

UK Stamp Duty and Stamp Duty Reserve Tax

Transfers of ADRs

No UK stamp duty will be payable on an instrument transferring an ADR or on a written agreement to transfer an ADR provided that the instrument of transfer or the agreement to transfer is executed and remains at all times outside the United Kingdom. Where these conditions are not met, the transfer of, or agreement to transfer an ADR could, depending on the circumstances, attract a charge to ad valorem stamp duty at the rate of 0.5% of the value of the consideration (if this charge is no more than £5, the transfer is exempt).

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

Transfers of shares, as opposed to ADSs, will attract ad valorem stamp duty normally at the rate of 0.5% of the value of the consideration (if this charge is no more than £5, the transfer is exempt). A charge to stamp duty reserve tax, normally at the rate of 0.5% of the consideration, arises, in the case of an unconditional agreement to transfer shares, on the date of the agreement, and in the case of a conditional agreement the date on which the agreement becomes unconditional. The stamp duty reserve tax is payable on the seventh day of the month following the month in which the charge arises. Where an instrument of transfer is executed and duly stamped before the expiry of a period of six years beginning with the date of that agreement, any stamp duty reserve tax that has not been paid ceases to be payable, and if any stamp duty reserve tax has been paid a claim may be made for its repayment.

Transfer of Ordinary Shares into Depository or Clearance Services

Subject to certain exemptions, stamp duty will be charged at the rate of 1.5% (if this charge is no more than £5, the transfer is exempt), or there will be a charge to the stamp duty reserve tax at the rate of 1.5% on the amount or value of the consideration paid, or in some circumstances the issue price or open market value, on a transfer or issue of shares (1) to, or to a nominee for, a person whose business is or includes the provision of clearance services, or (2) to, or to a nominee for, a person whose business is or includes the issuing of depositary receipts. It is understood that the UK Inland Revenue Stamp Office considers the depositary to fall within one or the other of the above two categories. The stamp duty reserve tax on the deposit of ordinary shares with the depositary will be payable by the person depositing those shares. Where stamp duty reserve tax is charged on a transfer of shares and ad valorem stamp duty is chargeable on the instrument effecting the transfer, the amount of the stamp duty reserve tax charged is an amount equal to the excess, if any, of the stamp duty reserve tax charge due on the transfer after the deduction of the stamp duty paid.

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

Taxation of Dividends

The Company has not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs of the payment of dividends in light of the Company’s present inability to pay dividends. As noted above, pursuant to the English Companies Act of 1985 a company may not pay a dividend while it has an accumulated deficit. As of December 31, 2007, the Company’s accumulated deficit is approximately $72 million.

EQUITY COMPENSATION PLAN INFORMATION

(As of December 31, 2007)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column 1) (1)
Equity compensation plans approved by security holders	500,780	$3.78	633,595

(1)	Share amounts and prices listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007. 500,780 shares issued include 121,875 and 75,000 shares from Plan 1 and Plan 2, respectively, which expired on December 31, 2005.

ITEM 6—SELECTED FINANCIAL DATA

Not required for smaller reporting company; see Regulation S-K Section 229.305(e)

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview

Senetek PLC is a Life Sciences company engaged in the development of technologies that target the science of healthy aging.

The Company’s business is comprised of two segments, Skincare and Pharmaceutical.

The Skincare segment is comprised of:

•

Pyratine-6™, one of Senetek’s second generation cytokinin for the treatment of aging skin. In August 2007, the Company entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries.

•

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process. As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

•	Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

•

4HBAP is proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed clinical tests for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is currently seeking marketing collaboration agreements for various market channels and geographies.

•

Kinetin, Senetek’s first generation cytokinin is an essential plant growth factor that retards senescence of plants and delays age-related changes in cultured human skin cells. Kinetin, marketed under the Kinerase® trademark is currently the leading anti-aging product sold in the North American physician market. Through March 30, 2007, Senetek licensed Kinetin to 10 companies, including Valeant, Revlon and The Body Shop in various channels of distribution and geographies and licensed Zeatin, Kinetin’s analog, exclusively to Valeant. On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

The Pharmaceutical segment is comprised of:

•

Invicorp®, a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp® is expected to capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark as well as in England. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into exclusive licensing and collaborative marketing agreements for the commercialization of Invicorp® with Ardana BioSciences for the European market and with Plethora Solutions for the U.S. market.

•

Reliaject®; a unique auto-injector system which employs an ultra-fine gauge needle, preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs. Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product.

•	Diagnostic monoclonal antibodies used in Alzheimer’s and other disease research which the Company licenses from RFMH and sells to Covance Antibody Services Inc.

•

Senetek has acquired a royalty-based license for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Science (“PAS”). This agreement grants Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using RNA interference technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors. Recently the technology has been applied to patients with glioblastoma multiforme, a severe form of brain tumor, with resounding success.

In the case of emerging skincare and dermatological therapeutic products, the Company may opt to enter marketing collaborations where it will potentially benefit from a higher percentage of revenues; to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure or enter license agreements whereby the licensee assume responsibility for marketing and government approvals within their respective licensed territories.

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

Overview of Operating Results

	2007	2006
	($ in thousands)
Skincare revenues	$25,102	$7,042
Pharmaceutical revenues	1,369	1,389

Total revenues	26,471	8,431

Gross profit	25,204	7,423
Operating expenses	(5,872)	(4,816)

Operating income	$19,332	$2,607

Net income	$18,632	$1,883

Historically, Senetek derived substantially all revenues from royalty based licensing arrangements. As a result of the License Acquisition Agreement with Valeant in the first quarter of 2007, Senetek now has a strong balance sheet in place. The Company is positioned to transfer from a licensing model to revenue sharing with brand equity. Senetek expects this model to deliver an increased revenue stream with higher margin potential and create long-term value.

During 2007 the Company made significant progress toward its revenue growth goals as a result of the License Acquisition Agreement with Valeant in the first quarter of 2007 which resulted in receipt of $21million in cash and recognition of $3,750,000 in previously deferred revenue related to the prior license agreement. In addition, the Company successfully completed clinical testing and trial of Pyratine-6™ for treatment of the signs of aging and effectiveness in reducing erythema, skin redness caused by increased blood flow to capillaries. A second clinical trial for the treatment of acne rosacea is nearing completion. In August 2007, Senetek entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries.

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other market channels and geographies. Clinical trials were also completed for another compound, 4HBAP, for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is actively pursuing commercial opportunities for 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial.

For 2007, revenues from Skincare increased significantly as compared to 2006. Skincare revenues for 2007 were $25,102,000 up 257% from 2006. The increase is principally attributed to increased royalties from the License Acquisition Agreement with Valeant in March 2007. Pharmaceutical revenues decreased in 2007 as compared to 2006. Pharmaceutical revenues for 2007 were $1,369,000 down 2% from 2006. The slight reduction from 2006 to 2007 is attributable to the lack of sales of polyclonal antibodies in 2007 to the Company’s commercial partner, Covance offset in part by increased sales of monoclonal antibodies in 2007 to Covance.

The gross profit rate for 2007 was 95% compared to 88% in 2006. The significant increase in 2007 was due to the high margin License Acquisition Agreement with Valeant which provided $24,750,000 in revenue.

Beginning in the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share Based Payment,” on a modified prospective basis. The Company incurred $151,000 and $171,000 of stock based compensation operating expense for 2007 and 2006, respectively, as a result of the adoption. No new stock option grants were made in 2007 however stock compensation expense in future quarters could increase if new stock option grants are made to new and current employees and Directors.

Operating expenses in 2007 increased by 22% from 2006. This increase is primarily due to amortization of the marketing fee paid to Triax in 2007. The Company expects to increase investment in research and development of new skincare products and to market newly developed compounds. Its future operating expenses may rise due to this investment.

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

Liquidity and Capital Resources

	2007	2006
	($ in thousands)
Cash and cash equivalents	$19,979	$3,368
Current ratio	9.64	1.41
Increase (decrease) in cash and cash equivalents	$16,611	$181
Principal payments on debt	(1,500)	(3,289)
Borrowing on bank line of credit	—	1,500

As of December 31, 2007, the Company’s principal sources of liquidity included cash and cash equivalents resulting from Company operations. Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash provided by continuing operating activities totaled $18,016,000 for 2007 compared to 1,269,000 for 2006. The change is primarily attributed to the income from License Acquisition Agreement with Valeant in March 2007.

Cash and cash equivalents increased to $19,979,000 at December 31, 2007 from $3,368,000 at December 31, 2006, principally reflecting net cash provided by continuing and discontinued operations of $18,019,000 in 2007 reduced by $1,500,000 to pay off the Company’s revolving line of credit with Silicon Valley Bank.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Revenues

	Summary of Annual Revenue
	2007	% change in 2007	2006	% change in 2006
	($ in thousands)
Segment
Skincare
Royalties from licensing	$311	(95)%	$6,682	44%
Fully paid up license revenue	24,750	n/a	—	n/a
Product sales	41	(89)%	360	210%

Total skincare	25,102	257%	7,042	48%

Pharmaceutical
Royalties on monoclonal antibodies	1,369	4%	1,311	22%
Sales of polyclonal antibodies	—	(100)%	65	n/a
Sales of ED product	—	(100)%	13	(64)%

Total pharmaceutical	1,369	(2)%	1,389	26%

Total revenue	$26,471	214%	$8,431	44%

Substantially the Company’s entire revenue base in 2007 and 2006 was derived from license fees and royalties on its patented Kinetin and Zeatin skincare ingredients and remittances received from Covance Antibody Services Inc. on sales of monoclonal antibodies produced from cell lines licensed by the Company from RFMH. On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result, the Company’s future revenues from its Kinetin and Zeatin products are expected to be minimal, if any. Additionally, if RFMH’s patents were successfully challenged, the Company’s revenue from Covance’s sales would be substantially reduced or eliminated.

Skincare Segment

Skincare revenues increased $18,060,000, or 257%, for 2007 compared to 2006. This increase was primarily due the License Acquisition Agreement with Valeant in March 2007 which provided $24,750,000 in skincare revenues offset in a small part by the loss of direct-to-the public skincare product sales of Kinetin during 2006 as a result of the July 2005 amendment to the original Valeant license agreement.

The Company expects its 2008 revenue and net income to decrease significantly from 2007. On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

The Company is also dependent upon successful development of new active ingredients for its future revenue growth.

Pharmaceuticals Segment

2007 Pharmaceutical revenues were $1,369,000, a 2% decrease from 2006. While royalties on monoclonal antibodies increased $58,000, or 4%, there were no sales of polyclonal antibodies or Invicorp in 2007 as compared to $65,000 in polyclonal antibody sales and $13,000 in Invicorp sales in 2006.

Revenues from sales of monoclonal and polyclonal antibodies are expected to continue to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with Covance guarantees Senetek minimum payments for monoclonal antibodies of $860,000 in 2008 through 2010 and $442,000 in 2011, partially offset by Senetek’s guaranteed payments to RFMH of $430,000 in 2008 through 2010 and $221,000 in 2011.

Gross Profit

	Summary of Gross Profit
	2007	% change 2007	2006	% change 2006
	($ in thousands)
Segment
Skincare	$24,506	265%	$6,720	49%
Pharmaceutical	698	(1)%	703	42%

Total	$25,204	240%	$7,423	49%

As a % of skincare revenue	98%		95%
As a % of pharmaceutical revenue	51%		51%
As a % of total revenue	95%		88%

Gross profit for 2007 increased from 2006 due to higher Skincare royalties, primarily from Valeant. Despite the large increase in Skincare revenue, gross profit as a percentage of Skincare revenue increased 3% in 2007 as compared to 2006 due to the direct correlation between Kinetin Skincare revenues and Kinetin cost of sales as the founders of Kinetin receive a fixed percentage of Kinetin revenue. Pharmaceutical gross margin was stable in 2007 and 2006.

Historical gross profit percent from Skincare revenues is high because it is primarily royalty based. Gross margin will decrease markedly in 2008 as costs of goods sold increases as a result of sales and marketing of Pyratine-6. In the case of other emerging skincare products, Senetek may opt to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure. In this case, the Company would expect its revenues and gross profit to be higher but its gross profit percentage to be lower.

Gross profit from monoclonal and polyclonal antibodies is expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with RFMH guarantees RFMH minimum royalty payments from Senetek for monoclonal antibodies of $430,000 in 2007 through 2010 and $221,000 in 2011 in conjunction with the Company’s agreement with Covance which guarantees Senetek minimum payments from Covance for monoclonal antibodies of $860,000 in 2008 through 2010 and $442,000 in 2011.

Research and Development

	Summary of Research and Development
	2007	% change in 2007	2006	% change in 2006
	($ in thousands)
Research and development	$1,164	(11)%	$1,313	(9)%
As a % of total revenue	4%		16%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development spending in 2007 was slightly lower compared to 2006. Skincare research and development spending declined 11% in 2007 compared to 2006 due to a higher level of clinical test work in 2006 on 4HBAP and PRK 124.

Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future as progress continues on 4HBAP and AK-801.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
	2007	% change in 2007	2006	% change in 2006
	($ in thousands)
Administration, sales and marketing	$4,708	34%	$3,503	(24)%
As a % of total revenue	18%		42%

For the years ended December 31, 2007 and 2006, the following Administration, Sales and Marketing expenses were incurred:

	2007	2006
	($ in thousands)
Expense Category
Payroll, benefits and consulting	$1,519	$1,570
Advertising	34	37
Triax marketing	1,324	—
Legal and other professional fees	680	779
Travel and related	383	271
Rent and office expenses	359	376
Insurance-liability	215	295
Depreciation and other non-cash expenses	21	28
Other	173	147

Total	$4,708	$3,503

Administration, sales and marketing expenses increased in 2007 as compared to 2006 almost entirely due to marketing fees resulting from the August 2007 agreement with Triax which called for periodic marketing payments in the first year of the agreement.

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

In January 2008 the Company paid $1,125,000 in Marketing Fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. As a result of the on-going dispute resolution process, the Company does not expect to pay the remaining $2,250,000 in Marketing Fees for fiscal 2008 specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

In addition, Travel and Related expenses have increased as a result of business development related international travel. Conversely, comparative Legal and Other Professional Fees have continued to decrease as litigation and patent infringement issues have diminished.

Other Income and Expense

The primary recurring components of other income and expense is interest income on cash accounts and interest expense on the Company’s borrowings.

During the year ended December 31, 2007 the Company recorded $1,308,000 related to the write-off of Goodwill. The Company’s recorded goodwill resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction and the related transfer of the rights of future Kinetin and Zeatin royalties, the goodwill balance of $1,308,000 was determined to be impaired and written off in March 2007.

In April 1999, the Company issued $7,389,000 in aggregate principal amount of secured promissory notes. In connection with the issuance of these promissory notes, the Company issued Series A, B and C warrants for an aggregate of 375,000 ordinary shares at $9.60 per share, 412,500 ordinary shares at $12.00 per share and 150,000 ordinary shares at $16.00 per share. The Series A, B and C warrants originally expired 10 years from the date of issuance, or April 14, 2009. The estimated fair value of the warrants was recorded as notes payable discount and was amortized as additional interest expense over the terms of the promissory notes. On June 20, 2001, under an amendment to the Securities Purchase Agreement, the maturity of these notes was extended to April 2004. During 2003 and 2004, the Company further amended the promissory notes and Series A, B and C warrants resulting in an increase in the related discount of $1,447,000 and $367,000 respectively. On March 31, 2006, the Company paid the outstanding principal amount of the notes and accrued interest, with the result that the notes and outstanding Series A, B and D warrants were canceled. The Company recognized a loss of approximately $927,000, representing the unamortized discount on the notes, related to the extinguishment of the debt. The amortization of the discount on the notes, which is included in interest expense, amounted to $243,000 for 2006.

On March 20, 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device (the “Reliaject® assets”). The Company received a down-payment of $500,000 for the Reliaject® assets, which had a corresponding recorded value of $250,000. The $250,000 gain was recorded to other income.

Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands. On November 10, 2004, the Company and USITC entered into an agreement to restructure a note associated with the purchase. Under the terms of the restructuring, Senetek received $1,435,000 in cash and a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. In 2007 and 2006, payments of $89,000 and $223,000, respectively, made by USITC on the $400,000 promissory note was recognized as income from discontinued operations. Concurrent with the payment for the quarter ended June 30, 2007, the note was paid in full.

Taxation

Refer to Income Taxes below and Note 11 to the Financial Statements for discussion of the Company’s significant deferred tax assets and liabilities and net operating loss carryforwards.

Contractual Obligations

The Company has contractual obligations related to non-cancelable lease agreements and purchase obligations as listed below. Contractual obligations related to employment agreements are detailed in the “Compensation Discussion & Analysis” under Part III, Item 11 of this report on Form 10-K.

	Total	Less than 1 year	1-3 years	3-5 years
	($ in thousands)
Operating lease obligations	$117	$60	$57	$—
Purchase obligations:
Institute of Experimental Botany(1)	80	80	—	—
Triax Aesthetics (2)	1,125	1,125	—	—
Research Foundation for Mental Hygiene (3)	1,505	430	430	651

	$2,827	$1,695	$487	$651

(1)	The Company is committed to provide $80,000 in support to the Institute of Experimental Botany in Prague, Czech Republic for its continued research on certain cytokinins and other classes of naturally-derived cytokinins.

(2)

The Company was obligated to pay certain Marketing Fees under its agreement with Triax. On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process. In January 2008 the Company paid $1,125,000 in Marketing Fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. As a result of the on-going dispute resolution process, the Company does not expect to pay the remaining $2,250,000 in Marketing Fees for fiscal 2008 specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

(3)	The Company has a contractual obligation to RFMH for minimum payments of $430,000 per year through July 10, 2011. In conjunction, Senetek receives contractual minimum payments from Covance of $860,000 per year, without right of offset, for the same period.

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

Royalties received from the Company’s licensee on their sale of monoclonal antibodies are recognized based upon a percentage of actual sales pursuant to the contract terms. Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. Revenues from the sales of Pyratine-6 are recorded in the quarter in which the sales occur. Royalties from Invicorp® are recorded quarterly, as reported by the licensees.

Revenue from the sale of the Company’s skincare products and of Invicorp® is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable

Impairment of Goodwill and Other Long-lived Assets

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

The Company’s recorded goodwill as of December 31, 2006 resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction, the goodwill balance of $1,308,000 was determined to be impaired and written off in March 2007.

Income Taxes

As a result of certain historical losses related to development of Reliaject®, the Company has significant US deferred tax assets that could be utilized if it generates future taxable income for Reliaject® and is otherwise required to pay income taxes. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has determined that such a change in ownership has not occurred through December 31, 2007. Management believes that Reliaject® will ultimately generate profitability and that the deferred tax asset will have value, but due to lack of operating history and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should the Company’s operating results indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of the Company’s valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

While the Company has closed its UK office, it is actively engaged in promoting regulatory approval and commercialization of Invicorp® through its licensee in the UK, Ardana Bioscience Ltd, and believes that this continuation of trade preserves the Company’s UK NOLs. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom, but could be limited if there was a greater than 50% change in ownership in any three-year period.

Stock-Based Compensation

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

Subsequent Events

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

On January 18, 2008, 697,350 stock options were granted to Senetek employees and directors. The options were priced at $2.50 per share, the closing price on the date of grant, with a term of 7 years. 458,750 shares vest 20% immediately and 20% on each anniversary of the grant date through January 18, 2012. The remaining 238,600 shares vest ratably over 48 months. All other terms of the grants were in accordance with the terms of the Senetek Equity Plan. Of the total stock options granted, 63,500 stock options were granted outside the Senetek Equity Plan in accordance with the terms of the Senetek Equity Plan.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company; see Regulation S-K Section 229.301(c)

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) (1) and 15(a) (2) of Part IV of this Report on Form 10-K.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T)—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and its principal financial officer have evaluated the effectiveness of its disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on that evaluation, its chief executive officer and its principal financial officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Senetek’s management, including its Chief Executive Officer and Chief Financial Officer, Senetek conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, Senetek’s management has concluded that its internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of Senetek’s Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During 2007, there were no changes to the Company’s internal controls over financial reporting which were identified in connection with the evaluation of its disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2007, the Company had four Directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	60
Anthony Williams	Vice Chairman of the Board of Directors	2003	62
Kerry Dukes	Director	2006	45
Rodger Bogardus	Director	2006	67

Mr. Massino became Chairman and Chief Executive Officer of Senetek PLC in November 1998. Prior to becoming Chairman and Chief Executive Officer of Senetek, Mr. Massino served as President of Carmé Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo Inc., Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused the Company soundly on its core competencies, successfully commercialized lead products, greatly expanded the Company’s IP portfolio, eliminated the debt, and turned the Company profitable. Mr. Massino has created and developed strategic scientific collaborations and industry partnerships that will allow the Company to accelerate product development and commercialization and sustain future growth of the Company.

During his career, Mr. Massino has successfully negotiated more than 60 licensing agreements and marketing collaborations with major pharmaceutical companies. For nine years he held executive management positions at Ortho Pharmaceutical, including Director of Business Development and New Products, and in 1982, was named “Division Manager of the Year.” While at Ortho, Mr. Massino was Product Manager Retin-A®, a leading prescription product for the treatment of acne. In addition, he was involved in the development and launch of Renova®, which in 1995, was FDA approved for anti-aging applications. As Product Director of Marketing and Division Sales Manager at Glaxo Inc., he repositioned a mature line of corticosteroids into a $60 million psoriasis business, successfully launched two new ethical pharmaceutical products and championed the internal development of two critically important product line extensions.

Mr. Massino holds bachelor’s degrees in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is also highly experienced in drug delivery technology and holds a patent on a drug delivery device, and is a contributing inventor of Pyratine-6 and 4HBAP. He is an active member of the Licensing Executives Society. Under the Company’s Articles of Association, as an Executive Director, Mr. Massino’s term as a director does not expire.

Mr. Williams was appointed a Director in February 2003. Since September 2005 he has been a partner at Baker & McKenzie LLP, a global law firm headquartered in Chicago. For more than thirty years prior to that he was a Corporate Partner at Coudert Brothers LLP, a New York City-based international law firm where he also had served as Chairman of the Executive Committee from 1993 to 2001 and as Administrative Partner, responsible for worldwide operations. In September 2006 Coudert Brothers LLP filed for Chapter 11 bankruptcy protection in the Southern District of New York Bankruptcy Court. He is a graduate of Harvard University and New York University School of Law. He has been admitted to the Bar at the United States Supreme Court, the State of New York and State of California. Mr. Williams sits on the board of the following companies and organizations: RAG American Coal Holdings, Inc., DBT America Inc., Trautman Wasserman & Company Inc., IE Holdings, Ltd., Brook Capital Corporation, Plymouth Holdings Limited, River Ventures, Inc., Fenn Wright & Manson and the German American Chamber of Commerce.

Mr. Dukes was appointed a Director in May 2006 and elected by the shareholders in December 2006. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities brokerage firm based in New York City, where he is responsible for the organization, recruitment, financing and implementation of Ardour’s business plan. Mr. Dukes has more than 20 years experience in the investment banking and securities industry. Before founding Ardour, Mr. Dukes served as Director/Senior Managing Partner/Head of Global Activities for BlueStone Capital Partners and Trade.com, where he started-up and grew the firm’s brokerage operations and was instrumental in negotiating and selling a significant interest in the company to ABN Amro Bank, N.V. Prior to BlueStone, Mr. Dukes served as a Board Member, Chief Operating Officer and Managing Director of Commonwealth Associates. Mr. Dukes began his career in the management program at Shearson Lehman. He has served on the boards of numerous public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Mr. Dukes attended the State University of New York.

Mr. Bogardus was appointed a Director in May 2006 and elected by the shareholders in December 2006. Mr. Bogardus is President and founder of Ingredia Resources LLC, which consults with cosmetics and personal care companies in designing, developing and marketing unique functional ingredients for use in topically applied products. Prior thereto, Mr. Bogardus was Vice President and Category Head, Research and Development, of GlaxoSmithKline, a global healthcare company, with responsibility for denture care brands, from July 2001 to July 2002, and Senior Vice President, Research & Technology, of Block Drug Company, a global healthcare company, from January 1999 to June 2001, when Block Drug was acquired by GlaxoSmithKline. From 1992 through 1998 Mr. Bogardus was Senior Vice President, Global Research and Development Group, of Mary Kay, Inc., a direct selling cosmetics company; from 1986 through 1992 he was Director, European Technology Center, of Colgate-Palmolive Company, a global personal care products company; and prior thereto he held responsible product research and development positions with Richardson-Vicks, Inc., a subsidiary of Procter & Gamble Company, S.C. Johnson & Son, Inc. and The Gillette Company, all global personal care products companies. Mr. Bogardus holds a B.S. degree in Chemistry from Milliken University.

Executive Officers

Frank J. Massino, Chairman of the Board of Directors and Chief Executive Officer (see above).

William O’Kelly, age 53, has been Chief Financial Officer of the Company since April 2006 and Secretary of the Company since August 2006. From July 2005 until April 2006 Mr. O’Kelly was a financial consultant to Netopia, Inc, a manufacturer and distributor of broadband customer premises equipment, remote management software and broadband services. From July 2001 to July 2005 he was Chief Financial Officer and Secretary of Agentis Software, an application development software company which he co-founded; and from April 1998 to July 2001 he was Vice President-Finance and Treasurer of Informix Software, a database software company with revenues in excess of $1 billion. Prior to that he was Chief Financial Officer of Chemical Supplier Technology, an on-site manufacturer of high purity chemicals for silicon wafer and chip fabrication factories from February 1996 to April 1998 and Corporate Controller of Air Liquide America Corporation, an industrial gas manufacturing subsidiary with revenues in excess of $1 billion from August 1993 to February 1996. For 16 years prior to that he performed audit and tax services as a certified public accountant with the accounting firm of Ernst & Young. Mr. O’Kelly holds a BS degree in Accounting from the University of Florida.

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

To its knowledge, based solely on a review of the copies of such reports furnished to the Company, it believes that all reporting obligations of its officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2007.

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

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards(2)	Option Awards(2)	All Other Compensation(1)	Total
Frank J. Massino Chairman and Chief Executive Officer (PEO)	2007 2006	$360,000 340,000	$160,000 93,750	$27,646 3,604	$114,699 106,142	$42,988 42,577	$705,333 586,073
William F. O’Kelly Chief Financial Officer and Secretary (PFO)	2007 2006	215,000 142,500	40,000 25,000	8,843 1,157	11,143 16,144	13,750 9,152	288,736 193,953

(1)	Detail of All Other Compensation

	Year	401(k) Employer Match	Life Insurance	Disability Insurance	Car Allowance	Total
Frank J. Massino	2007 2006	$4,525 4,000	$12,965 13,079	$13,498 13,498	$12,000 12,000	$42,988 42,577
William F. O’Kelly	2007 2006	7,750 4,652	— —	— —	6,000 6,000	13,750 9,152
(2)	Stock and option compensation expense is computed in accordance with SFAS 123(R). See Note 9 of Notes to Consolidated Financial Statements for computation details.

Effective January 1, 2007, Mr. Massino’s base salary was increased from $340,000 to $360,000 and effective January 1, 2008, his base salary was increased from $360,000 to $370,000. Effective January 1, 2007, Mr. O’Kelly’s base salary was increased from $190,000 to $215,000 and effective January 1, 2008, his base salary was increased from $215,000 to $222,310.

The Compensation Committee awarded the base salary increases described in the preceding paragraph, the 2007 cash bonuses included in the “Summary Compensation Table” and the equity grants fully described in the preceding section entitled Material Terms of Grant Based Awards. The Compensation Committee concluded that total compensation for the Chief Executive Officer and the Chief Financial Officer was fair and adequate.

There were no options granted during 2007, therefore the “Grants of Plan-Based Awards” table has not been included.

The Company does not plan to release material non public information for the purpose of affecting executive compensation and it does not plan or coordinate grants to existing or new executives around the release of material non public information.

Employment Agreements

The Company maintains employment agreements with key executives principally to define terms under which employment will cease and to provide explicit benefits if termination of employment occurs for certain reasons. These termination benefits are generally comparable to its benchmarked public companies, including IGI, Barrier Therapeutics, PhotoMedex, Antares Pharma, Bentley Pharmaceuticals, Vivus and Palatin Technologies, and have been constructed to provide an orderly transition for the Company if a termination event were to occur.

Material Terms of Employment Agreements

The Company has an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002, January 1, 2003 and April 2006. The agreement and amendments provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to discretionary increases by the Compensation Committee from time to time. Mr. Massino’s base salary was increased from $360,000 to $370,000 as of January 1, 2008. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any.

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

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(1)(3)	Option Exercise Price(1)	Option Expiration Date
Frank J. Massino	9,765	27,735	—	$1.60	12/17/13
Chairman and Chief Executive	75,000	—	75,000	$2.08	06/05/13
Officer (PEO)	37,500	—	—	$4.40	12/16/09
	75,000	—	—	$8.00	01/09/09
William F. O’Kelly	12,500	—	12,500	$2.08	06/05/13
Chief Financial Officer and
Secretary (PFO)

(1)	Share amounts and prices listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007
(2)	Vesting at 781 shares per month through December 17, 2010
(3)	On June 6, 2006, the Compensation committee awarded 150,000 non-qualified options to Mr. Massino and 25,000 non-qualified options to Mr. O’Kelly. For Mr. Massino, the award was relatively large because it was the first since 2002 and also because 100,000 previously granted options expired in 2006. For Mr. O’Kelly, it was an initial employment award in line with past Company practices. The option grants have a term of seven years and were priced at the Company’s share market price at the close of business on the grant date. The option grants vest 25% each with respect to calendar years 2006, 2007, 2008 and 2009 if and only if one of the two conditions (“A” or “B”) described below are satisfied. If neither condition is satisfied with respect to the calendar year, the tranche applicable to that year plus any unvested cumulative tranches from prior years are carried forward to the following year and fully vested if one of the two conditions are met with respect to that year. The criteria for Condition B was met in 2007 and 2006; the shares are 50% vested at December 31, 2007

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

Calendar Year	Condition A: X equals	Condition B: Y equals
2006	$4.00	$1,200,000
2007	$5.60	$2,040,000
2008	$7.84	$2,356,000
2009	$10.96	$2,697,000

(1)	Share prices listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(2)	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(3)
Frank J. Massino	—	—	19,531	$58,593
William F. O’Kelly	—	—	6,250	18,750

(1)	Share amounts and prices listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007
(2)	Represents the difference between market value on the date of exercise and the exercise price
(3)	Represents the value of restricted shares pursuant to a December 18, 2006 restricted stock grant that vested on December 18, 2007. The closing per share price on December 18, 2007 was $3.00.

Post Employment Compensation

Neither a “Pension Benefit Table” nor a “Non-Qualified Deferred Compensation Table” has been included as there were no applicable transactions in the reporting periods.

Potential Payments upon Termination or Change in Control

The Company currently has an employment agreement with Mr. Massino and a payment agreement with Mr. O’Kelly that include severance and change of control provisions. These provisions are fully described in the preceding section titled Material Terms of Employment Agreements. In the event Mr. Massino was to be terminated without cause or in the event of a change in control as described above, Mr. Massino would be entitled to a minimum lump sum payment of $370,000 (his current salary) plus a deemed bonus times three. In addition, all unvested stock options and restricted stock would immediately vest. In the event Mr. O’Kelly was to be terminated as a result of a change in control or relocation as described above, Mr. O’Kelly would be entitled to a lump sum payment of $107,500. No severance or change of control payments have been made or are currently due with respect to these agreements. There are no other employment agreements in place and no claims existed at December 31, 2007 with respect to employment agreements with past employees.

Director Compensation Tables and Narrative Disclosure

DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash	Option Awards (2) (3)	Total
Anthony Williams	$10,000	$11,143	$21,143
Kerry Dukes	$10,000	$5,571	$15,571
Rodger Bogardus	$10,000	$5,571	$15,571

(1)	Mr. Massino is Chairman of the Board. His compensation is discussed in the Executive Compensation tables.
(2)	Stock option compensation expense is computed in accordance with SFAS 123(R). See Note 9 of Notes to the Consolidated Financial Statements for computation details. Grant date fair value of option awards during 2006 were as follows: Mr. Williams, $34,800; Mr. Dukes, $17,400; Mr. Bogardus, $17,400. No grants were made in 2007.
(3)	Mr. Williams holds an aggregate total of 56,250 stock options at December 31, 2007. Mr. Dukes and Mr. Bogardus each hold an aggregate total of 12,500 stock options at December 31, 2007. Share amounts listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007.

Effective January 1, 2008, non-employee Directors receive a $3,125 quarterly cash stipend. New non-employee Directors historically have been granted an option to purchase shares upon joining the Board. There is no established policy requiring such a grant. Subsequent equity grants in the form of stock options, restricted stock or a combination of stock options and restricted stock typically take place annually and are based on each Directors responsibility, experience, performance and ability to influence the Company’s long-term growth and profitability.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding ordinary shares as of March 31, 2008 by (i) each of Senetek’s Directors who is also a stockholder; (ii) its Chief Executive Officer; (iii) its other executive officers currently in office; and (iv) all executive officers and Directors of Senetek as a group. There are no persons believed by Senetek to own beneficially more than 5% of the Company’s outstanding ordinary Shares. The holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of its Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2) (3)	Percentage of Class (1) (2)
Frank J. Massino	347,985	4.4%
William F. O’Kelly	23,125	*
Anthony Williams	75,147	1.0%
Kerry Dukes	7,500	*
Rodger Bogardus	12,500	*

All Directors and Executive Officers as a group	466,257	5.8%

*	Less than one percent
(1)	Share amounts listed are after the eight-to-one reverse share split approved by shareholders on December 10, 2007
(2)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes the following number of shares issuable upon exercise of options or warrants that currently are exercisable or will become exercisable within 60 days of March 31, 2008: Mr. Massino: 292,920; Mr. O Kelly: 12,500; Mr. Williams 43,750; Mr. Dukes: 6,250; and Mr. Bogardus: 6,250

See Item 5 above for information regarding the Company’s equity compensation plans.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brothers LLP. Legal fees paid to Baker & McKenzie LLP in 2007 and 2006 were $268,000 and $232,000, respectively.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin, Dr. Brian Clark, is the Chief Scientist for the Company. Total royalty expense related to Kinetin sales for 2007 and 2006 were $573,000 and $158,000, respectively, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $108,000.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors appointed Macias Gini & O’Connell LLP (“Macias Gini”) as independent accountants to examine the Company’s consolidated financial statements for the year ended December 31, 2007 and to render other professional services as required and appointed BDO Stoy Hayward (“BDO Stoy”) as its independent accountants to examine the Company’s English accounts and reports.

Aggregate fees billed by the Company’s principal accountants, Macias Gini for 2007 and 2006, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL LLP—Principal Accountants in the United States:

Type of Service	2007	2006
Audit fees (1)	$144,000	$149,000
Other audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$144,000	$149,000

(1)	Audit fees: This category consists of fees for professional services rendered by Macias Gini for audits of the Company’s annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other audit-related fees: None
(3)	Tax fees: None
(4)	All other fees: None

Aggregate fees billed by the Company’s principal accountants in the United Kingdom, BDO Stoy for 2007 and 2006, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

BDO STOY HAYWARD LLP—Principal Accountants in the United Kingdom:

Type of Service	2007	2006
Audit fees (1)	$61,000	$64,000
Other audit-related fees (2)	—	—
Tax fees (3)	36,000	35,000
All other fees (4)	—	—

Total	$97,000	$99,000

(1)	Audit fees: This category consists of fees for professional services rendered by BDO Stoy for audits of the Company’s annual financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit and statutory audits required by United Kingdom jurisdictions.
(2)	Other audit-related fees: None
(3)	Tax fees: This category consists of fees for professional services rendered by BDO Stoy for United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.
(4)	All other fees: None

The Audit Committee established a policy governing the Company’s use of the Company’s auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In 2007 and 2006, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. The Audit Committee determined that the rendering of other professional services for audit related matters, tax compliance and tax advice was compatible with these firms maintaining their independence. In 2007 and 2006, no hours were expended on the principal accountant’s engagement to audit the financial statements that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.33	Form of Amended C Warrant issued by Senetek pursuant to the Securities Purchase Agreement and incorporated herein by reference.

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 125,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.75	Consulting Agreement with Stewart Slade May 1, 2004, and incorporated herein by reference.

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference

10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003, and incorporated herein by reference.

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004, and incorporated herein by reference.

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference

10.85

3rd Amendment to the Securities Purchase Agreement dated as of September 30, 2004 by and between the Company and the holders of the Company’s Senior Secured Notes, Series A Warrants and Series B Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.86	Letter Agreement dated September 30, 2004 by and between the Company and the holders of the Company’s Series D Warrants.

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.87	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004 and incorporated herein by reference

10.88	Forbearance Agreement between U.S. International Trading Corporation and Senetek PLC dated November 8, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004, and incorporated herein by reference

*10.89	License Agreement between the Company and Ferrosan A/S dated December 8, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004, and incorporated herein by reference

*10.90	Amended and restated agreement between Senetek PLC and Signet Laboratories dated as of January 1, 2005, and incorporated herein by reference.

+10.91	Severance agreement between the Company and Wade H. Nichols dated as of March 23, 2005, and incorporated herein by reference.

+10.92	Consulting agreement between the Company and Wade H. Nichols dated as of April 1, 2005, and incorporated herein by reference.

*10.93	License Agreement between Senetek and pH Advantage, LLC dated as of April 30, 2005, and incorporated herein by reference.

*10.94	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005, and incorporated herein by reference.

*10.95	License Agreement between Senetek PLC and Ofra Cosmetics dated as of September 15, 2005, and incorporated herein by reference.

10.96	Second Amendment to Agreement on Cooperative Research and Development between Senetek PLC and Institute of Experimental Botany dated as of November 10, 2005, and incorporated herein by reference.

*10.97	License Agreement between Senetek PLC and Plethora Solutions Limited dated as of February 16, 2006, and incorporated herein by reference.

10.98	Agreement on Cooperative Research and Development between Senetek PLC, and Dr. Efstathios S. Gonos and Dr. Ioanna Chinou dated as of March 6, 2006, and incorporated herein by reference.

*10.99	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006, and incorporated herein by reference.

10.100	Prepayment Agreement between Senetek PLC and the Holders of Senetek’s Senior Secured Notes and Warrants dated as of March 30, 2006, and incorporated herein by reference.

10.101	Series E Warrant dated March 31, 2006 issued to Wallington Investment Holdings Ltd., and incorporated herein by reference.

10.102	Series E Warrant dated March 31, 2006 issued to Alba Limited, and incorporated herein by reference.

10.103	Resignation and Indemnity Consulting Agreement between Senetek PLC and Rani Aliahmad dated as of March 31, 2006, and incorporated herein by reference.

10.104	Resignation and Indemnity Agreement Consulting Agreement between Senetek PLC and Michael Khoury dated as of March 31, 2006, and incorporated herein by reference.

10.105	Loan and Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.106	Intellectual Property Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.107	Securities Account Control Agreement between Senetek PLC, U.S. Bank, N.A., SVB Asset Management and Silicon Valley Bank dated as of March 30, 2006, and incorporated herein by reference.

10.108	Amendment dated as of May 19, 2006 among Signet Laboratories, Inc., Senetek PLC, Research Foundation for Mental Hygiene and Covance Antibody Services, Inc. and incorporated herein by reference.

10.109	Contract for Personal Services between Senetek PLC and Brian Clark dated August 1, 2006 and incorporated herein by reference.

*10.110

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Phloretamide and incorporated herein by reference.

*10.111

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Plant Nucleic Acids and incorporated herein by reference.

*10.112

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Brain Tumor treatment with Interference RNA and incorporated herein by reference.

*10.113

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Furfurylcytosine and incorporated herein by reference.

+10.114	Payments in the Event of Certain Changes Agreement between Senetek PLC and William F. O’Kelly dated March 5, 2007 and incorporated herein by reference.

10.115	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America and incorporated herein by reference.

10.116	License, Supply & Distribution Agreement with Triax Aesthetics LLC dated August 6, 2007 and incorporated herein by reference.

21	Subsidiaries of Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm, Macias Gini & O’Connell LLP

24	Power of Attorney Included on the signature page to this Annual Report on Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been requested as to certain portions of those exhibits
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this April 15, 2008.

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

Signature	Title	Date

/s/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2008

/s/ W. F. O’KELLY William F. O’Kelly	Chief Financial Officer (Chief Accounting Officer)	April 15, 2008

/s/ A. WILLIAMS Anthony Williams	Vice Chairman of the Board, Director	April 15, 2008

/S/ K. DUKES Kerry Dukes	Director	April 15, 2008

/S/ R. BOGARDUS Rodger Bogardus	Director	April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income and cash flows for each of the two years in the period ended December 31, 2007. We have also audited the accompanying financial statement schedule. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP
Macias Gini & O’Connell LLP

Sacramento, California

April 15, 2008

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$19,979	$3,368
Trade receivables (net of allowance for doubtful accounts of $185 in 2007 and $150 in 2006)	169	1,831
Non-trade receivables (net of provision $0 in 2007 and 2006)	119	18
Inventory	140	32
Prepaids and deposits	158	141

Total current assets	20,565	5,390
Property and equipment—net	152	210
Intangibles	—	7
Goodwill	—	1,308

Total assets	$20,717	$6,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$751	$859
Accrued liabilities	1,158	645
Deferred revenue and license fees	187	797
Income tax liability	38	27
Line of credit—current	—	1,500

Total current liabilities	2,134	3,828

Long term liabilities
Deferred license fees	760	4,058

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity (deficit)
Ordinary shares
Authorized shares: $0.80 (40 pence) par value: 100,000,000; issued and outstanding shares 2007 and 2006: 7,645,802 and 7,620,078, respectively	4,940	4,919
Share premium	85,050	84,920
Accumulated deficit	(72,210)	(90,842)
Accumulated other comprehensive income—currency translation	43	32

Total stockholders’ equity (deficit)	17,823	(971)

Total liabilities and stockholders’ equity (deficit)	$20,717	$6,915

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006
	($ in thousands, except for per share data)
Revenue
Royalties and licensing fees	$1,680	$7,993
Fully paid license revenue	24,750	—
Product sales	41	438

Total revenue	26,471	8,431

Cost of sales
Royalties & licensing	676	796
Fully paid license	569	—
Product sales	22	212

Total cost of sales	1,267	1,008

Gross profit	25,204	7,423

Operating expenses
Research and development	1,164	1,313
Administration, sales and marketing	4,708	3,503

Total operating expenses	5,872	4,816

Operating income	19,332	2,607
Interest income	878	108
Interest expense (including amortization of debt discount)	(37)	(358)
Asset impairment—goodwill	(1,308)	—
Write-off debt discount on retirement of Senior Secured Notes	—	(927)
Other income (expense), net	1,323	(2)
Gain (loss) on sale of assets	(5)	251

Income from continuing operations before income taxes	20,183	1,679
Provision for income taxes	(1,640)	(19)

Income from continuing operations	18,543	1,660

Discontinued operations
Gain on sale of operations	86	202
Interest on sale of operations	3	21

Income from discontinued operations	89	223

Net income attributable to ordinary stockholders	$18,632	$1,883

Per share basic amounts
Income from continuing operations	$2.43	$0.22
Income from discontinued operations	0.01	0.03

Per share basic amounts	$2.44	$0.25

Per share diluted amounts
Income from continuing operations	$2.40	$0.21
Income from discontinued operations	0.01	0.03

Per share diluted amounts	$2.41	$0.24

Weighted average basic ordinary shares outstanding	7,646	7,620
Weighted average diluted ordinary shares outstanding	7,740	7,735

See accompanying notes to the consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME

($ in thousands, except for share data)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income- Currency Translation	Net Stockholders’ Equity (Deficit)
Balances January 1, 2006	7,620,078	$4,919	$84,749	$(92,725)	$22	$(3,035)

Stock based compensation expense related to employee and director stock options	—	—	166	—	—	166
Stock based compensation expense related to restricted stock	—	—	5	—	—	5

Total stock based compensation	—	—	171	—	—	171

Comprehensive income:
Net income attributable to ordinary stockholders	—	—	—	1,883	—	1,883
Translation reserve	—	—	—	—	10	10

Total comprehensive income	—	—	—	1,883	10	1,893

Balances December 31, 2006	7,620,078	$4,919	$84,920	$(90,842)	$32	$(971)

Stock based compensation expense related to employee and director stock options	—	—	115	—	—	115
Stock based compensation expense related to restricted stock	25,781	21	15	—	—	36

Total stock based compensation	25,781	21	130	—	—	151

Repurchase of fractional shares	(57)	—	—	—	—	—
Comprehensive income:
Net income attributable to ordinary stockholders	—	—	—	18,632	—	18,632
Translation reserve	—	—	—	—	11	11

Total comprehensive income	—	—	—	18,632	11	18,643

Balances December 31, 2007	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,632	$1,883
Gain from sale of discontinued operations	(86)	(202)
Interest income from discontinued operations	(3)	(21)

Income from continuing operations	18,543	1,660
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss (gain) loss on retirement/sale of assets	5	(251)
Depreciation and amortization, including $176 related to debt discount in 2006	65	252
Goodwill impairment	1,308	—
Write off of debt discount on retirement of senior secured notes		927
Bad debt and inventory reserves	35	(399)
Stock based compensation	151	171
Changes in assets and liabilities:
Trade receivables	1,627	(654)
Non-trade receivables	(101)	4
Inventory	(108)	506
Prepaid expenses and deposits	(17)	48
Accounts payable and accrued liabilities	405	(198)
Income taxes	11	—
Deferred revenue and license fees	(3,908)	(797)

Net cash provided by continuing operations	18,016	1,269
Net cash provided by discontinued operations	3	21

Net cash provided by operating activities	18,019	1,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	86	202
Proceeds from maturities of short term investments	—	1,634
Proceeds from sale of assets held for sale	—	500
Purchase of property and equipment	(5)	(32)

Net cash provided by investing activities	81	2,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Prepayment of senior secured notes	—	(3,289)
(Retirement of) proceeds from bank line of credit	(1,500)	1,500
Effects of exchange rate changes on cash	11	10

Net cash used in financing activities	(1,489)	(1,779)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,611	1,815
Cash and cash equivalents at the beginning of the year	3,368	1,553

Cash and cash equivalents at the end of the year	$19,979	$3,368

Supplemental disclosures of cash flow information
Interest	$841	$358
Income taxes	1,638	—

See accompanying notes to consolidated financial statements

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Senetek PLC is a Life Sciences company engaged in the development of technologies that target the science of healthy aging.

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations and Senetek Denmark ApS, formed by Senetek under the laws of Denmark.

2.	Principal Accounting Policies

(a) Basis of Presentation

The consolidated financial statements incorporate the accounts of Senetek PLC and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

On December 10, 2007 Senetek implemented an eight-to-one reverse share split. All share and per share figures in the financial statements and the notes to the financial statements retroactively reflect this reverse share split.

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

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2007, the Company held $19,892,000 in bank balances in excess of the insurance limits.

(d) Revenue, Deferred Revenues and Accounts Receivable

Revenue from the sale of skincare products, polyclonal antibodies and named patient product sales of Invicorp® is recognized at the time of shipment, which is when legal title and risk of loss is transferred to the Company’s customers, and is recorded at the net invoiced value of goods supplied to customers after deduction of sales and value added tax where applicable. Remittances received from the Company’s marketer, Covance Antibody Services, Inc. (“Covance”) on its sales of monoclonal antibodies are recognized based upon a

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage of actual Covance sales pursuant to the contract terms. Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products where the Company has substantive continuing obligations are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. When the Company does not have substantive continuing obligations, such license fees are recognized as revenue. Royalties from the Company’s skincare licensees are recognized based on estimates that approximate the percentage due on products estimated to have been sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue. Historically, license revenue has not differed significantly from management’s estimates. Estimates are adjusted to reflect actual results within one quarter of product shipment.

Revenue on the sale of Pyratine-6 is recognized when reported by Triax.

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

Accounts receivable are uncollateralized customer obligations typically due in 30 days under the terms of respective license agreements. The Company performs continuing credit evaluations of its customers’ financial condition. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believes the allowance for doubtful accounts as of December 31, 2007 is adequate.

(e) Inventories and Inventory Reserves

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of costs or market.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments to the reserves as required. At December 31, 2007, it was determined that no reserve for inventory was required.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin (acquired in conjunction with Carme acquisition) and assigned to Valeant future royalties from other Kinetin licensees in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result of this transaction and the related significant reduction on future royalties from the Kinetin and Zeatin products, goodwill of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

(h) Impairment of Long-Lived Assets

The Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

(i) Research and Development

Expenditures on research and development are expensed as incurred.

(j) Foreign Exchange

All assets and liabilities in the balance sheets of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at period-end exchange rates. All income and expenditure items in the profit and loss account of foreign branches and subsidiaries whose functional currency is other than U.S. dollars are translated at average annual exchange rates. Translation gains and losses arising from the translation of the financial statements of foreign branches and subsidiaries whose functional currency is other than the U.S. dollar are not included in determining net income but are accumulated in a separate component of stockholders’ equity as a component of comprehensive income. Foreign currency transaction gains and losses are included in the determination of net income in the period in which they occur. The functional currency of the Company’s United Kingdom and Denmark operations is the Pound Sterling and Danish Kroner, respectively.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Calculation of the Number of Shares and Net Income per Share

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

	December 31
	2007	2006
	(in thousands)
Numerator:
Income from continuing operations	$18,543	$1,660
Income from discontinued operations	89	223

Net income	$18,632	$1,883

Denominator:
Basic weighted average ordinary shares outstanding	7,646	7,620
Potentially dilutive common stock equivalents	94	115

Diluted weighted average ordinary shares outstanding	7,740	7,734

Options and warrants to purchase stock and shares issuable upon the conversion of debt to stock, totaling 209,000 and 760,625 were outstanding at December 31, 2007 and 2006, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

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

(n) Stock Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), “Share Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors for employee stock options. Accordingly, stock based compensation cost is

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee requisite service period. The Company’s stock compensation is accounted for as an expense and an addition to equity. See Note 9 for additional information.

(o) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. Advertising costs in 2007 and 2006 amounted to $34,000 and $37,000, respectively, and were incurred in connection with press releases, website support, and an email campaign.

(p) Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. In February 2008, FASB issued FASB Staff Position No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13 “Accounting for Leases” and related interpretive accounting pronouncements. Senetek is in the process of evaluating the new standard which is not expected to have a material effect on its consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact on the financial statements of adopting SFAS No. 159 but it is not expected to have a material impact.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS141(R) is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FAS 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.

In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements (as amended)” (“FAS 160”) which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, FAS 160 eliminates the diversity that currently exists in accounting from transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The Company does not expect FAS 160 to have an impact on its consolidated financial statements.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(q) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales.

(r) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Concentration of Risk

The Company’s customers are located principally in the United States. One customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 93% and 5% of net revenues, respectively, and 0% and 100% of receivables, respectively, in 2007. The same customers were 67% and 16% of net revenues in 2006, respectively.

4.	Inventory

All inventory is recorded at standard cost, using the average cost method, and valued at the lower of cost or market. In conjunction with the sale of certain of its raw materials inventory and finished goods inventory in January 2006, the Company reversed its inventory reserves of $432,000. Inventory consists of the following:

	December 31, 2007	December 31, 2006
	($ in thousands)
Raw materials	$68	$32
Work in progress	50	—
Finished goods	22	—

Total inventory	$140	$32

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Property and Equipment

Property and equipment are summarized as follows:

	December 31, 2007	December 31, 2006
	($ in thousands)
Cost:
Office furniture and fixtures	$143	$333
Plant and laboratory equipment	160	377
Leasehold improvements	103	93

	406	803

Accumulated depreciation:
Office furniture and fixtures	106	280
Plant and laboratory equipment	89	278
Leasehold improvements	59	35

	254	593

Net carrying value	$152	$210

6.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2007	December 31, 2006
	($ in thousands)
Accrued salaries and benefits	$476	$211
Legal and professional fees	126	154
Audit and accountancy fees	149	118
Marketing fees	199	—
Other liabilities and accruals	208	162

	$1,158	$645

7.	Borrowing Arrangements

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

On March 31, 2006, the Company entered into an agreement (the “Prepayment Agreement”) with the holders of its outstanding $3,289,000 principal amount of senior secured notes (the “Notes”) and its Series A, B, and D warrants exercisable for 375,000, 412,500 and 429,688 ordinary shares, respectively, at exercise prices of

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8.00, $10.00 and $3.20, respectively, per share, issued pursuant to the Securities Purchase Agreement entered into in 1999 and amended in 2003 and 2004. The Prepayment Agreement provided that on the date of prepayment of the balance of the Notes (the “Note Closing Date”), all of the outstanding Series A, B, and D warrants would be cancelled, the Securities Purchase Agreement as amended would be terminated, and the Company would issue new Series E warrants to purchase a total of 375,000 ordinary shares on substantially the same terms as the Series D warrants, including its March 4, 2011, expiration date, but at an exercise price of $2.00 per share. The Prepayment Agreement permits the holders of the Series E warrants to register under the Securities Act of 1933 the ordinary shares purchasable thereunder on Form S-3 Registration Statements on up to two separate occasions and indemnifies the holders against delays in receipt of ADSs following proper tenders of ordinary shares, in each case on the same terms as applied to the Series D warrants. In addition, the Prepayment Agreement provided that on the Closing Date, the Note holders’ two designees as Directors of Senetek would resign.

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

8.	Stock Option Plan

On December 10, 2007, Senetek implemented an eight-to-one reverse share split; by design of the Plans, the options are also reverse split in the same ratio. All share and per share figures in the financial statements and notes to the financial statements retroactively reflect this reverse share split. In accordance with SFAS123(R) the Company has accounted for the reverse share split as an equity restructuring that is considered to be a modification designed to equalize the fair value of awards before and after an equity restructuring. As a result, no incremental compensation cost was recognized for the reverse share split.

In December 1985, Senetek adopted a share option plan (the “No. 1 Plan”) for employees with shareholder approval. Under the No. 1 Plan, options to purchase ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 750,000. The No. 1 Plan expired by its terms in December 2005.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option transactions under the No. 1 Plan for the two years ended December 31, 2007:

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2006	440,562	$10.56
Forfeited/cancelled	(146,813)	12.88

Balance at December 31, 2006	293,749	9.44
Forfeited/cancelled	(171,874)	11.15

Balance at December 31, 2007	121,875	$6.89

The following table summarizes information about the No. 1 Plan options outstanding at December 31, 2007.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$4.40–$4.40	37,500	1.96	$4.40	37,500	$4.40
$8.00–$8.00	84,375	1.03	8.00	84,375	8.00

$4.40–$8.00	121,875	1.31	$6.89	121,875	$6.89

In May 1987, the Company adopted a share option plan (“the No. 2 Plan”) for Non-Executive Directors and Consultants with shareholder approval. Under the No. 2 Plan, options to purchase ordinary shares were granted by the Board of Directors, subject to the exercise price being not less than the market value of an ordinary share on the grant date. Options granted under this plan are exercisable in their entirety one year after the date of grant. In the event the optionee ceases to be a non-executive Director or consultant, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of grant. In 1997, shareholders approved an extension of the Plan until December 1, 2005 and an increase in the number of shares available for grant to 500,000. The No. 2 Plan expired by its terms in December 2005.

The following table summarizes option transactions under the No. 2 Plan for the two years ended December 31, 2007:

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2006	190,625	$8.48
Forfeited/cancelled	(93,125)	10.96

Balance at December 31, 2006	97,500	6.08
Forfeited/cancelled	(22,500)	6.47

Balance at December 31, 2007	75,000	$6.01

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 2 Plan for non-executive Directors and consultants’ options outstanding at December 31, 2007.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$3.28–$ 5.20	62,500	2.52	$4.22	62,500	$4.22
$15.00	12,500	0.75	15.00	12,500	15.00

$3.28–$15.00	75,000	2.23	$6.01	75,000	$6.01

In May 2006, the Company adopted, and on December 12, 2006, the Company’s stockholders approved, the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Options are granted at the discretion of the Compensation Committee of the Board of Directors. The options will generally become exercisable for 25% of the option shares one year from the date of grant and then ratably over the following 36 months. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule. 237,500 stock options were granted on June 6, 2006 at a price of $2.08 per share, 3,124 stock options were granted on August 1, 2006 at a price of $1.92 per share and 37,500 stock options were granted on December 18, 2006 at a price of $1.60 per share. The grants were made at the closing stock price on the grant date. On December 18, 2006, 25,781 shares of restricted stock were granted under the Senetek Equity Plan; these shares vested on December 18, 2007 and were issued.

On December 10, 2007, Senetek’s stockholders approved an amendment to the Senetek Equity Plan to increase the maximum shares from 625,000 to 937,500, representing an increase of 312,500 shares.

The following table summarizes option and restricted stock transactions under the Senetek Equity Plan in 2007.

	Shares Available for Grant	Options and Restricted Stock Outstanding
Balance at January 1, 2006	—	—
Adoption of plan	625,000	—
Granted	(303,905)	303,905

Balance at December 31, 2006	321,095	303,905
Granted	—	—
Amendment to plan	312,500	—

Balance at December 31, 2007	633,595	303,905

The following table summarizes information about the Senetek Equity Plan options outstanding at December 31, 2007 and 2006:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.60–$2.08	278,124	5.50	$2.01	129,923	$2.04

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intrinsic value of the Company’s outstanding vested stock options at December 31, 2007 was $149,000. The intrinsic value at December 31, 2006 was $0 as the exercise prices of the options exceeded the market price of the Company’s stock.

9.	Stock Compensation Expense

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

Impact of adoption of SFAS 123(R)

The Company elected to adopt the modified prospective application method as provided by SFAS 123(R). Accordingly, during 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized during the period(s) had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The fair value of option grants is estimated on the date of grant using a binomial option-pricing model. No options were issued in 2007.

Assumptions used to value the stock-based compensation grants were as follows:

Average	2006
Risk free interest rate	5.0%
Expected dividend yield	0%
Expected stock volatility	80%
Expected life of options	7.0 years

The following table summarized stock-based compensation expense related to employee stock options under SFAS 123(R) for 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Administration, sales and marketing	$147	$164
Research and development	4	7

Stock-based compensation expense included in operating expenses and net income	$151	$171

As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $69,000 expected to be recognized over a weighted average period of 2.13 years.

10.	Stockholders’ Equity

Reverse Share split

On December 10, 2007, Senetek implemented an eight-to-one reverse share split. All share and per share figures in the financial statements and notes to the financial statements retroactively reflect this reverse share split.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following warrants were issued and amended in association with the new Securities Purchase Agreement and the Settlement Agreement, dated on April 14, 1999 and the retirement of Senior Secured notes in March 2006, and are outstanding at December 31, 2007:

Warrant Type	Warrants Issued and unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011
General	12,500	$4.96	September 2009

	387,500

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

11.	Taxation

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

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and December 31, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and December 31, 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2007, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

The tax return years 2003 through 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating loss carryforwards (“NOLs”) generated in 1997 through 2005, remain open to examination by the major domestic taxing jurisdictions.

Senetek is incorporated in England with two U.S. subsidiaries and one Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31
	2007	2006
	($ in thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US income	$20,893	$2,631
Foreign loss	(621)	(729)

Total	$20,272	$1,902

	December 31
	2007	2006
	($ in thousands)
Income tax expense is comprised of the following:
Current federal taxes continuing operations	$374	$17
Current state taxes continuing operations	1,021	2
Current foreign taxes continuing operations	245	—

Total tax-continuing operations	$1,640	$19

There was no tax allocated to Discontinued Operations in 2007 or 2006.

Income tax expense (benefit) differed from the amounts computed by applying the US federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	2007	2006
Computed expected tax expense	34%	34%
State tax rate, net of federal benefit	6%	6%
Permanent differences	—	1%
Utilization of tax loss carryforward	(34)%	22%
Timing differences and losses for which no benefit has been recognized	(1)%	(78)%
Credits and other	4%	16%

Total tax expense-continuing operations	9%	1%

Deferred tax assets are comprised of the following:

	December 31
	2007	2006
	($ in thousands)
Net operating loss carryforwards	$17,385	$27,101
Reserves and accruals	459	1,742
Stock-based compensation	824	858
Tax credits	222	206
Other	782	(122)

Gross deferred tax asset	$19,672	$29,785
Valuation allowance	(19,672)	(29,785)

Net deferred tax asset	$—	$—

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in Senetek’s net operating loss carryforwards are provisional tax losses available to the Company in the United Kingdom, estimated to be approximately $40,377,000 at the end of fiscal year 2007. The deferred tax asset value of these losses is approximately $12,719,000 but no benefit has been recognized in the financial statements, as the benefit is offset by an equal valuation allowance. As of December 31, 2007, management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom. The United Kingdom tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

The federal provisional tax losses available in the U.S. are estimated to be approximately $13,610,000 at the end of fiscal year 2007. The deferred tax asset value of these losses is approximately $4,627,000 but no benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance. As of December 31, 2007, management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards. A 100% provision has been established for this asset. Federal net operating losses expire at varying dates from 2008 through 2026. At December 31, 2007, there are no California net operating losses or related deferred tax assets. Available Federal operating losses could be limited if there was a greater than 50% change in ownership in any three year period. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was decreases of $10,113,000 and $1,616,000, respectively.

12.	Discontinued Operations

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

On November 10, 2004, the Company and USITC entered into an agreement to restructure the note. Under the terms of the restructuring, Senetek received $1,435,000 during 2004, together with a $400,000 two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2.3 million note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. In 2007, Senetek received $89,000 in payments comprised of $86,000 in principal and $3,000 in interest. In 2006, Senetek received $223,000 in payments comprised of $202,000 in principal and $21,000 in interest. Concurrent with the June 30, 2007 payment, the note was paid in full.

13.	Segment Reporting

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information regarding the operating segments was as follows:

	2007			2006
	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$25,102	$1,369	$26,471	$7,042	$1,389	$8,431
Cost of sales	596	671	1,267	322	686	1,008

Gross profit	$24,506	$698	$25,204	$6,720	$703	$7,423

Gross profit percentage	98%	51%	95%	95%	51%	88%
Unallocated operating expenses			5,872			4,816

Operating income			$19,332			$2,607

The Company’s customers are principally in the United States.

Geographic Areas	2007	2006
	($ in thousands)
Net revenues-continuing operations
United States	$26,381	$8,051
Other foreign countries	90	380

Total consolidated	$26,471	$8,431

Long lived assets
United States (1)	$18	$1,348
United Kingdom and Denmark	134	177

Total long lived assets	$152	$1,525

(1)	The Company’s recorded goodwill as of December 31, 2006 resulted from the prior acquisition of Carmé Cosmeceutical Sciences Inc., which is part of the Skincare business segment. As a result of the Valeant transaction, the goodwill balance of $1,308,000 was determined to be impaired and written off in March 2007.

The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public and from where the primary sales and development of skincare activities are directed.

14.	Commitments and Contingencies

(a) Research

Under an agreement with the Institute of Experimental Botany, Senetek paid $90,000 and $70,000 in 2007 and 2006, respectively, to support the Institute’s continued research on certain cytokinins and is committed to pay $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

In April 2005, the Company entered into an amendment of the agreement with RFMH, under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through July 10, 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Commitments under Operating Leases

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payments
($ in thousands)
2008	$60
2009	52
2010	5
2011	—
2012	—

$117

Rent expense was approximately $139,000 and $196,000 in 2007 and 2006, respectively.

(c) Marketing Fee

Senetek was committed to pay $3,375,000 in 2008 for Marketing Fees under the agreement with Triax.

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution (see Note 16). As of April 15, 2008, the contractual dispute resolution remains in process.

In January 2008 the Company paid $1,125,000 in Marketing Fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. As a result of the on-going dispute resolution process, the Company does not expect to pay the remaining $2,250,000 in Marketing Fees for fiscal 2008 specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

(d) Litigation

On April 11, 2003, the Company filed lawsuit against OMP, Inc. (“OMP”) in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment, and on October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an up front payment of $1.5 million in April 2004 and is to receive an additional $500,000 of quarterly royalty payments based on sales in Japan of skincare products containing Kinetin under the Obagi name. Through December 31, 2007, the Company had received $267,000 of the total $500,000.

(e) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement with Mr. Frank J. Massino, the Company’s Chairman and CEO, most recently amended as of April 2006. The agreement and amendments, which were approved by the Compensation Committee of the Board of Directors, provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to annual increases (salary was $360,000 for 2007 and increased to $370,000

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective January 1, 2008). The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years’ worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

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

(f) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Related Party Transactions

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin is Dr. Brian Clark; the Chief Scientist for the Company. Total royalty expense related to Kinetin Sales for 2007 and 2006 totaled $573,000 and $158,000, respectively, of which Dr. Clark received 50%. As of December 31, 2007 and 2006, $139,000 and $158, 000 is included in accounts payable. For his role as Chief Scientist, Dr. Clark was paid an annual fee of $108,000 in 2007 and 2006.

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brother LLP. Both law firms have rendered legal services to the Company. 2007 and 2006 legal fees paid to Baker & McKenzie LLP totaled $268,000 and $232,000, respectively.

16.	Subsequent Events

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. As of April 15, 2008, the contractual dispute resolution remains in process.

As a result of the on-going process the Company does not expect to receive the minimum royalties of $10.8 million for fiscal 2008 as specified in the contract. The Company is unable to predict the outcome of the contractual dispute resolution process.

On January 18, 2008, 697,350 stock options were granted to Senetek employees and directors. The options were priced at $2.50 per share, the closing price on the date of grant, with a term of 7 years. 458,750 shares vest 20% immediately and 20% on each anniversary of the grant date through January 18, 2012. The remaining 238,600 shares vest ratably over 48 months. All other terms of the grants were in accordance with the terms of the Senetek Equity Plan. Of the total stock options granted, 63,500 stock options were granted outside the Senetek Equity Plan in accordance with the terms of the Senetek Equity Plan.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2007	$150,000	$35,000	$—	$185,000
2006	120,000	35,000	(5,000)	150,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2007	$—	$—	$—	$—
2006	429,000	3,000	(432,000)	—