Form 10-Q
period 2008-03-31
SENETEK PLC /ENG/
filed 2008-05-15
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of Ordinary Shares outstanding as of March 31, 2008: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Royalties and licensing fees	$322	$520
Fully paid license	—	24,750
Product sales	119	38

Total revenue	441	25,308

Cost of sales
Royalties and licensing	125	159
Fully paid license	—	569
Product sales	25	15

Total cost of sales	150	743

Gross profit	291	24,565

Operating expenses
Research and development	246	286
Administration, sales and marketing	1,913	686

Total operating expenses	2,159	972

Operating (loss) income	(1,868)	23,593
Interest income	159	47
Interest expense	—	(34)
Goodwill impairment	—	(1,308)
Other income, net	—	1,320
Loss on disposal of assets	—	(5)

(Loss) income from continuing operations before income taxes	(1,709)	23,613

Provision for income taxes	(48)	(1,925)

(Loss) income from continuing operations	(1,757)	21,688

Discontinued operations
Gain on sale of operations	—	43
Interest income	—	2

Income from discontinued operations	—	45

Net (loss) income attributable to ordinary stockholders	$(1,757)	$21,733

Per share basic and diluted amounts:
(Loss) income from continuing operations	$(0.23)	$2.85
Income from discontinued operations	—	—

Per share basic and diluted amounts	$(0.23)	$2.85

Weighted average basic ordinary and diluted ordinary shares outstanding	7,646	7,620

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$17,754	$19,979
Trade receivables (net of allowance for doubtful accounts of $185 in 2008 and 2007)	357	169
Non-trade receivables	120	119
Inventory	214	140
Prepaid expenses and deposits	224	158

Total current assets	18,669	20,565
Property and equipment—net	143	152

Total assets	$18,812	$20,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$932	$751
Accrued liabilities	708	1,158
Deferred license fee	172	187
Income tax payable	56	38

Total current liabilities	1,868	2,134

Deferred license fee	717	760
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Common Stock, $0.80 (40 pence) par value; shares authorized: 100,000,000; issued and outstanding: 7,645,802 at March 31, 2008 and December 31, 2007	4,940	4,940
Share premium	85,206	85,050
Accumulated deficit	(73,967)	(72,210)
Accumulated other comprehensive income—translation adjustments	48	43

Total stockholders’ equity	16,227	17,823

Total liabilities and stockholders’ equity	$18,812	$20,717

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008

(In thousands, except ordinary shares)

(Unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity
Balances January 1, 2008	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823
Stock based compensation expense related to employee and director stock options	—	—	156	—	—	156
Comprehensive Income:
Net income attributable to ordinary stockholders	—	—	—	(1,757)	—	(1,757)
Translation adjustments	—	—	—	—	5	5
Total comprehensive income	—	—	—	(1,757)	5	(1,752)

Balances March 31, 2008	7,645,802	$4,940	$85,206	$(73,967)	$48	$16,227

For the three months ended March 31, 2007 comprehensive income related to translation adjustment was $1,000 and total comprehensive income was $21,734,000.

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,757)	$21,733
Gain from sale of discontinued operations	—	(43)
Interest income from discontinued operations	—	(2)

(Loss) income from continuing operations	(1,757)	21,688
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss on disposal of assets	—	5
Depreciation and amortization	9	19
Goodwill impairment	—	1,308
Stock based compensation	156	38
Changes in assets and liabilities:
Trade receivables	(188)	1,406
Non-trade receivables	(1)	(25)
Inventory	(74)	1
Prepaid expenses and deposits	(66)	31
Accounts payable and accrued liabilities	(269)	251
Deferred revenue and license fees	(58)	(3,794)
Income taxes	18	1,925

Net cash (used in) provided by continuing operations	(2,230)	22,853
Net cash provided by discontinued operations	—	2

Net cash (used in) provided by operating activities	(2,230)	22,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	—	43
Purchases of property and equipment	—	(5)

Net cash provided by investing activities	—	38

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of bank line of credit	—	(1,500)
Effect of exchange rate changes on cash	5	1

Net cash provided by (used in) financing activities	5	(1,499)

Net change in cash and cash equivalents	(2,225)	21,934
Cash and cash equivalents at the beginning of period	19,979	3,368

Cash and cash equivalents at the end of period	$17,754	$24,762

See accompanying notes.

SENETEK PLC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1.	Description of Business

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

For detailed financial information, please consult the Company’s financial statements included in its 2007 10-K Report.

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2007 fiscal year, in addition to its interim financial reports on Form 10-Q for fiscal 2008 and 2007, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Investor Relations, 831 Latour Court, Napa, California, 94558.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies. The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated balance sheet at that date. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Stock-Based Compensation: The Company follows the guidance of SFAS No. 123(R), “Share-Based Payment”, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in Senetek’s financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

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

Recent Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), in September 2006. For Senetek, SFAS No. 157 is effective on January 1, 2008 and did not have a material effect on Senetek’s consolidated financial position, results of operations, and cash flows. The new standard provides guidance on the use of fair value in such measurements and prescribes expanded disclosures about fair value measurements contained in the financial statements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In addition, in February 2008, the FASB also issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurements under Statement 13”, which excludes from the scope of SFAS No. 157 fair value measurements made for purposes of applying FASB Statement No. 13, “Accounting for Leases”, and related interpretive accounting pronouncements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not otherwise required to be measured at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159 and did not elect to measure any new assets or liabilities at their respective fair values.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. For Senetek, SFAS No. 141(R) is prospectively effective to business combinations for which the acquisition is on or after January 1, 2009. The impact of SFAS No. 141(R) on the Company’s consolidated financial statements will be determined in part by the nature and timing of any future acquisitions completed.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements (as amended)” (“SFAS No. 160”), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting from transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. For Senetek, SFAS No. 160 is effective on January 1, 2009; earlier adoption is prohibited. The Company does not expect SFAS No. 160 to have an impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, SFAS No. 161 is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adoption of SFAS No. 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

3.	License Revenues

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax Aesthetics, LLC (“Triax”), the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution.

On May 15, 2008, the Company reached an agreement in principle to terminate its marketing agreement with Triax for Pyratine-6™. See Note 11.

After termination of the agreement, the Company will manage and control all sales and marketing of Pyratine-6™.

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

At March 31, 2008, Senetek has a payable to Valeant of $149,000 representing Kinetin royalties received from licensees.

For the three months ended March 31, 2008 and 2007 the Company recorded $279,000 and $337,000, respectively, in royalty revenues related to it agreement with Covance Antibody Services, Inc. (“Covance”). Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year. Under the Company’s license agreement with the Research Foundation of Mental Hygiene (“RFMH”), RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000. In 2007, Covance exceeded their minimum sales goal and therefore Senetek met their annual minimum to RFMH as well.

4.	Inventory

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments to the reserves as required. At March 31, 2008, it was determined that no reserve for inventory was required.

	March 31, 2008	December 31, 2007
	($ in thousands)
Raw materials	$84	$68
Work in process	76	50
Finished goods	54	22

Total inventory	$214	$140

5.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and director stock options under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007, which was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Stock Based Compensation Expense (in thousands):
Administration, sales and marketing	$155	$37
Research and development	1	1

Stock-based compensation expense included in operating expenses and net income	$156	$38

As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $972,000 and is expected to be recognized over a weighted average period of 3.33 years. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $183,000.

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

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. In January 2008, 633,907 stock options were granted at a price of $2.50 per share, the closing price on the grant date, with an average fair value of $1.63 per share. No grants were made in 2007. A total of 911,719 stock options and 25,781 restricted shares have been granted to date, net of forfeitures.

In January 2008, 63,443 stock options were granted outside of shareholder approved plans subject, in general, to the same terms of grants under the Senetek Equity Plan, with an average fair value of $1.66 per share.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the three months ended March 31, 2008 or 2007 and no stock options were exercised. During the three months ended March 31, 2008 no options granted under Plans 1 and 2 expired.

Outstanding Options:

At March 31, 2008, 911,719 stock options with a weighted average exercise price of $2.35 were outstanding under the Senetek Equity Plan, of which 224,017 stock options with a weighted average exercise price of $2.23 were exercisable.

At March 31, 2008, 63,443 stock options granted outside shareholder approved plans with a weighted average exercise price of $2.50 were outstanding, none of which were exercisable.

At March 31, 2008, 121,875 stock options with a weighted average exercise price of $6.89 were outstanding under Plan 1, all of which were exercisable.

At March 31, 2008, 75,000 stock options with a weighted average exercise price of $6.01 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in the Senetek Equity Plan at March 31, 2008 was $210,000. The intrinsic value of the Company’s outstanding vested stock options in Plan 1 and Plan 2 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using either the binomial or Black-Scholes-Merton model to value its stock options based on their terms and conditions. For options granted during the three months ended March 31, 2008, the fair value was determined using the Black-Scholes-Merton model. Assumptions used to value the unrecorded deferred stock-based compensation balance for options granted during the three months ended March 31, 2008 were volatility of 77.8%, risk free investment rate of 3.2%, expected life of 7 years and no dividend yield. The unrecorded deferred stock-based compensation balance is adjusted for estimated forfeitures. The Company uses a 0% forfeiture rate for options granted to its Chief Executive Officer.

6.	Earnings per Ordinary Share

Earnings per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,559,537 and 1,062,967, were outstanding at March 31, 2008 and 2007, respectively.

Options and warrants to purchase Ordinary shares totaling 1,559,537 and 1,062,967 for the three months ended March 31, 2008 and 2007, respectively, were excluded in the computation of diluted earnings from continuing operations and discontinued operations per Ordinary share because the effect of such inclusion would have been antidilutive.

7.	Segment Reporting and Concentration of Risk

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

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
Thousands of dollars	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$162	$279	$441	$24,971	$337	$25,308
Cost of sales	25	125	150	590	153	743

Gross profit	$137	$154	291	$24,381	$184	24,565

Gross profit percentage	85%	55%	66%	98%	55%	97%
Unallocated operating expenses			2,158			972

Operating (loss) income			$(1,867)			$23,593

For the three months ended March 31, 2008, revenues from outside the United States (principally Greece) were 7%. For the three months ended March 31, 2007, revenues from outside the United States (principally the United Kingdom) were less than 1%.

Two customers accounted for 63% and 20% of revenues for three months ended March 31, 2008. The same two customers accounted for less than 10% of revenues for the three months ended March 31, 2007. One customer accounted for 0% and 98% of revenues for the three months ended March 31, 2008 and 2007, respectively.

Two customers accounted for 76% and 19% of accounts receivable at March 31, 2008. One of these same customers accounted for 78% of accounts receivable at March 31, 2007.

Senetek has a research and development laboratory in Aarhus, Denmark. At March 31, 2008 and 2007, property and equipment, net of accumulated depreciation, at this location was valued at $127,000 and $165,000, respectively.

8.	Discontinued Operations

On December 31, 2002, the Company closed a transaction in which the United States International Trading Corporation (“USITC”) purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by Senetek in its 1995 acquisition of Carmé Inc. Based on the prior history with the customer, the gain on the transaction was recognized when collection was probable, which was deemed to be when cash was received. All gains arising from this transaction were classified as a component of discontinued operations. In 2007, Senetek received $89,000 in payments comprised of $86,000 in principal and $3,000 in interest. Concurrent with the June 30, 2007 payment, the note was paid in full.

9.	Commitments and Contingencies

(a) Research and Commercial Agreements

Under an agreement with the Institute of Experimental Botany, Senetek paid $90,000 in 2007 to support the Institute’s continued research on certain cytokinins and is committed to pay $80,000 in 2008 in support of this and additional research into other classes of naturally-derived cytokinins.

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

In May 2006, the Company agreed to the assignment of the Signet agreement to Covance in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to Senetek of $860,000 per year through the term of the license.

(b) Litigation

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company recorded the settlement as other income in the quarter ended March 31, 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

(c) Employment Contracts

The Company has an employment agreement dated November 1, 1998 with Mr. Frank J. Massino, the Company’s Chairman and Chief Executive Officer, as amended effective June 30, 2000, October 31, 2002, January 1, 2003 and April 2006. The agreement and amendments provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to discretionary increases by the Compensation Committee from time to time. Mr. Massino’s base salary was increased from $360,000 for 2007 to $370,000 as of January 1, 2008. The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any.

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

The Company has a payment agreement dated March 5, 2007 with Mr. William O’Kelly, the Company’s Chief Financial Officer, which requires the Company to make certain severance payments to Mr. O’Kelly in the event his employment is terminated under certain circumstances. If: (A) following a Change of Control, the Company does not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of equivalent authority by the Company or a successor enterprise or (B) Mr. O’Kelly does not continue his employment with the Company or a successor enterprise after a relocation, then, in either such event, the Company will continue to pay him his base salary as at the date of the Change of Control or relocation for a period of six months following his separation from the Company or the successor enterprise.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of March 31, 2008.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.

(e) Other

In August 2007, the Company signed a lease for office space that it currently occupies. The lease is for a two year period from March 2008 to February 2010. Minimum annual non-cancelable rent under the lease is approximately $48,000.

10.	Credit Facility

On March 30, 2006, the Company entered into an agreement for a revolving line of credit with Silicon Valley Bank providing for the Company to borrow up to $1,500,000. On March 30, 2007, the Company terminated its line of credit with Silicon Valley Bank and paid off the outstanding balance of $1,500,000.

11.	Subsequent Events

On May 15, 2008, the Company reached an agreement in principle to terminate its marketing agreement with Triax for Pyratine-6™. The terms include the return of $1,125,000 in cash from Triax and from Behrman Communications (a public relations firm retained by Triax), return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of $230,000 for all proceeds of product sales through the agreement termination date, a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non-monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years, along with rights to utilization of the “Triax Aesthetics” name for one year in conjunction with sales of existing packaged product inventory.

After termination of the agreement, the Company will manage and control all sales and marketing of Pyratine-6™.

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

The Skincare segment is comprised of:

•

Pyratine-6™, one of Senetek’s second generation cytokinin for the treatment of aging skin. In August 2007, the Company entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries. On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax, the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. On May 15, 2008, the Company reached an agreement in principle to terminate its marketing agreement with Triax for Pyratine-6™. See Note 11.

After termination of the agreement, the Company will manage and control all sales and marketing of Pyratine-6™.

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

•

Senetek has acquired a royalty-based license for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Science (“PAS”). This agreement grants Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using RNA interference technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors. Recently the technology has been applied to patients with glioblastoma multiforme, a severe form of brain tumor. Initial results have been promising.

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

Overview of Operating Results

In August 2007, Senetek entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries.

On March 4, 2008, the Company announced it had entered into a contractual dispute resolution process with Triax. On May 15, 2008, subsequent to the end of the first quarter, the Company reached an agreement in principle to terminate its marketing agreement with Triax for Pyratine-6™. See Note 11.

After termination of the original agreement, the Company will manage and control all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

Clinical trials for another compound, 4HBAP, supported its use in the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is actively pursuing commercial opportunities for 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial.

For the three months ended March 31, 2008, revenues decreased 98% as compared to the first quarter of 2007. Skincare revenues in the first quarter were $162,000, down 99% from the first quarter of 2007. The decrease is a direct result of the March 30, 2007, License Acquisition Agreement with Valeant which contributed $24,750,000 to skincare revenues in the first quarter of 2007 but eliminated Kinetin royalties after the first quarter of 2007.

Pharmaceutical revenues decreased in the first quarter of 2008 compared to the first quarter of 2007. Pharmaceutical revenues in the first quarter were $279,000, down 17% from the first quarter of 2007. This decrease is attributable to decreased sales of monoclonal antibodies by Covance in the first quarter of 2008 as compared to 2007 due to timing as several research organizations placed volume orders during the first quarter of 2007.

The gross profit rate for the first quarter of 2008 was 66% compared to 97% for the first quarter of 2007. Skincare gross profit percentage for the three months ended March 31, 2008 declined as compared to the three months ended March 31, 2007. Pharmaceutical gross profit percentage for the three months ended March 31, 2008 was comparable to the three months ended March 31, 2007. The decline in total gross profit is primarily due to the Valeant agreement in the first quarter of 2007 which marked the last of the Kinetin royalties.

The Company’s operating expenses for the three months ended March 31, 2008 had a net increase of 122% as compared to the three months ended March 31, 2007, principally a result of the amortization of $926,000 representing marketing fees paid under the original Triax agreement, combined with increased payroll (including stock compensation costs) and consulting costs of $225,000. Senetek expects to increase investment in research and development of new skincare products and increase sales and marketing expenses for Pyratine-6™ and other new compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Senetek’s operating loss for the three months ended March 31, 2008 was $1,867,000 as compared to operating income of $23,593,000 for the three months ended March 31, 2007. The large decrease in 2008 is due to the amortization of the Triax marketing fee coupled with higher revenue in 2007 from the License Acquisition Agreement with Valeant.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in 2007.

Liquidity and Capital Resources

As of March 31, 2008, Senetek’s principal sources of liquidity consisted of cash and cash equivalents of $17,754,000. Through the end of 2008, cash flows resulting from Company operations are not expected to be significant. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by continuing operating activities totaled $2,230,000 for the three months ended March 31, 2008 compared to net cash provided by continuing operating activities of $22,853,000 for the three months ended March 31, 2007. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. The Company expects to use cash in continuing operating activities for the remainder of 2008. However, the Company expects this trend will begin to reverse in 2009 as the Company anticipates that Skincare revenues and associated cash collections will increase as a result of the sales of Pyratine-6™.

Cash and cash equivalents decreased to $17,754,000 at March 31, 2008 from $24,762,000 at March 31, 2007, principally reflecting net cash used since the completion of the License Acquisition Agreement with Valeant which provided $21 million in cash in the first quarter 2007.

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

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2007 for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2007, the date of its audited financial statements.

Results of Operations for the three months ended March 31, 2008 and 2007

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the 2007 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2007.

Revenues for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31,
	2008	% change	2007
Segment
Skincare
Royalties from licensing	$43	(77)%	$183
Fully paid license revenue	—	(100)%	24,750
Product sales	119	213%	38

Total skincare revenue	162	(99)%	24,971
Pharmaceutical
Royalties on monoclonal antibodies	279	(17)%	337

Total pharmaceutical revenue	279	(17)%	337

Total revenue	$441	(98)%	$25,308

Total revenues for the three months ended March 31, 2008 were $441,000; a 98% decrease from total revenue of $25,308,000 for the three months ended March 31, 2007. The decrease is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011.

Gross Profit for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31,
	2008	% change	2007
Segment
Skincare	$137	(99)%	$24,381
Pharmaceutical	154	(16)%	184

Total gross profit	$291	(99)%	$24,565

Gross profit percentage
Skincare	85%		98%
Pharmaceutical	55%		55%
Total gross profit percentage	66%		97%

Total gross profit for the three months ended March 31, 2008 was $291,000; a 99% decrease from total gross profit of $24,565,000 for the three months ended March 31, 2007.

Skincare gross profit percentage for the three months ended March 31, 2008 decreased as compared to the three months ended March 31, 2007. The decrease in the skincare segment is primarily attributable to the 2007 License Acquisition Agreement with Valeant. Pharmaceutical gross profit percentage for the three months ended March 31, 2008 was comparable to the three months ended March 31, 2007.

The Company expects that its remaining 2008 skincare gross profit margins will continue to be lower than gross profit margins in 2007.

Research and Development Expense for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31,
	2008	% change in 2008	2007
Research and development	$247	(14)%	$286
Percentage of total revenue	56%		1%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development was slightly lower in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This decrease was primarily attributed to timing of testing and development expense in 2008. Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future.

Administration, Sales and Marketing for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31,
	2008	% change in 2008	2007
Administration, sales and marketing	$1,913	179%	$686
Percentage of total revenue	434%		3%

For the three months ended March 31, 2008 and 2007, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended March 31,
Thousands of dollars	2008	2007
Expense Category
Payroll, benefits and consulting	$547	$321
Advertising	31	16
Triax marketing	926	—
Legal and other professional fees	150	89
Travel and related	114	59
Rent and office expenses	79	91
Insurance-liability	59	56
Depreciation and other non-cash expenses	2	6
Other	5	48

Total	$1,913	$686

For the three months ended March 31, 2008, administration, sales and marketing expenses increased by 179% over the prior year comparable period due primarily to $926,000 in marketing fee expense resulting from the August 2007 agreement with Triax which called for periodic marketing payments in the first year of the agreement, discussed in further detail below. The increase in payroll, benefits and consulting of $226,000 as compared to the prior year quarter was primarily due to the January 18, 2008 stock option issuance which increased the current quarter expense by $155,000 and secondarily due to the hiring of two new executives in the current quarter. The increase in legal and other professional fees is primarily legal fees incurred as a result of the dispute and resolution with Triax as discussed below. This dispute also resulted in an increase in travel and related expenses as several Senetek employees travelled throughout the United States in an effort to audit Triax and to begin transition of the sales and marketing of Pyratine-6™.

In January 2008, the Company paid $1,125,000 in marketing fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. On March 4, 2008, Senetek announced it had entered into a contractual dispute resolution process with Triax. On May 15, 2008, the Company reached an agreement in principle to terminate its marketing agreement with Triax for Pyratine-6™. The terms include the return of $1,125,000 in cash from Triax and from Behrman Communications (a public relations firm retained by Triax). The remaining $2,250,000 marketing fees due to Triax under the original agreement are no longer due as a result of the termination of the license agreement.

After termination of the original agreement, the Company will manage and control all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company; see Regulation S-K Section 229.305(e)

Item 4(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2008, the board of directors of the Company granted the following employees and directors of the Company seven year options to purchase shares of common stock, par value $0.80 (40 pence) per share (the “Common Stock”), of the Company as set forth opposite the name of such employee or director:

Name of Optionee	Employee / Director	Number of Shares Underlying the Option
Frank Massino	Employee	458,750
Frank Massino	Employee	81,850
William O’Kelly	Employee	48,750
Anthony Williams	Director	40,000
Rodger Bogardus	Director	30,000
Kerry Dukes	Director	30,000
Michael Campagnoli	Employee	8,000

Each of such options has an exercise price of $2.50 per share, the per share closing market price of the Common Stock on the date of the grant. The vested options are terminable on: (i) three months after the optionee ceases to be an employee, director, or service provider (other than by reason of optionee’s death or total and permanent disability and not later than the expiration date of the term of this option) or (ii) the first anniversary of the date of optionee’s death or total and permanent disability, within the meaning of such term in Section 22(e) of the Internal Revenue Code (but not later than the expiration date of the term of this option). The Company believes the grant of each such options was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4(2) of the Securities Act due to the fact that the grant was a transaction not involving any public offering.

Item 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENETEK PLC (Registrant)

Date: May 15, 2008	By:	/S/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: May 15, 2008	By:	/S/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)