Form 10-Q
period 2008-06-30
SENETEK PLC /ENG/
filed 2008-08-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Number of Ordinary Shares outstanding as of June 30, 2008: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues
Royalties and licensing fees	$520	$471	$842	$991
Fully paid license	—	—	—	24,750
Product sales	171	—	290	38

Total revenue	691	471	1,132	25,779

Cost of sales
Royalties and licensing	228	193	353	352
Fully paid license	—	—	—	569
Product sales	32	—	57	15

Total cost of sales	260	193	410	936

Gross profit	431	278	722	24,843

Operating expenses
Research and development	329	278	575	564
Administration, sales and marketing	1,087	749	3,000	1,435

Total operating expenses	1,416	1,027	3,575	1,999

Operating (loss) income	(985)	(749)	(2,853)	22,844
Interest income	70	305	229	352
Interest expense	—	—	—	(34)
Goodwill impairment	—	—	—	(1,308)
Other income, net	1,192	3	1,192	1,323
Loss on disposal of assets	—	—	—	(5)

Income (loss) from continuing operations before income taxes	277	(441)	(1,432)	23,172

Provision for income taxes	(20)	—	(68)	(1,925)

Income (loss) from continuing operations	257	(441)	(1,500)	21,247

Discontinued operations
Gain on sale of operations	—	43	—	86
Interest income	—	1	—	3

Income from discontinued operations	—	44	—	89

Net income (loss) attributable to ordinary stockholders	$257	$(397)	$(1,500)	$21,336

Per share basic amounts:
Income (loss) from continuing operations	$0.03	$(0.06)	$(0.20)	$2.79
Income from discontinued operations	—	0.01	—	0.01

Per share basic amounts	$0.03	$(0.05)	$(0.20)	$2.80

Weighted average basic ordinary shares outstanding	7,646	7,620	7,646	7,620
Per share diluted amounts:
Income (loss) from continuing operations	$0.03	$(0.06)	$(0.20)	$2.78
Income from discontinued operations	—	0.01	—	0.01

Per share diluted amounts	$0.03	$(0.05)	$(0.20)	$2.79

Weighted average diluted ordinary shares outstanding	7,646	7,673	7,646	7,647

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$17,803	$19,979
Trade receivables (net of allowance for doubtful accounts of $185 in 2008 and 2007)	505	169
Non-trade receivables	188	119
Inventory	166	140
Prepaid expenses and deposits	163	158

Total current assets	18,825	20,565
Property and equipment—net	147	152

Total assets	$18,972	$20,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$843	$751
Accrued liabilities	558	1,158
Deferred license fee	172	187
Income tax payable	69	38

Total current liabilities	1,642	2,134

Deferred license fee	674	760
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Common stock, $0.80 (40 pence) par value; shares authorized: 100,000,000; issued and outstanding: 7,645,802 at June 30, 2008, and December 31, 2007	4,940	4,940
Share premium	85,380	85,050
Accumulated deficit	(73,710)	(72,210)
Accumulated other comprehensive income—translation adjustments	46	43

Total stockholders’ equity	16,656	17,823

Total liabilities and stockholders’ equity	$18,972	$20,717

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2008

(In thousands, except ordinary shares)

(Unaudited)

	Ordinary Shares	Shares Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity
Balances January 1, 2008	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823
Stock based compensation expense related to employee and Director stock options	—	—	330	—	—	330
Comprehensive (loss) income:
Net loss attributable to ordinary stockholders	—	—	—	(1,500)	—	(1,500)
Translation adjustments	—	—	—	—	3	3

Total comprehensive loss	—	—	—	—	—	(1,497)

Balances June 30, 2008	7,645,802	$4,940	$85,380	$(73,710)	$46	$16,656

For the six months ended June 30, 2007, the comprehensive income related to translation adjustment was $4 and total comprehensive income was $21,340.

For the three months ended June 30, 2008, the comprehensive loss related to translation adjustment was $2 and total comprehensive income was $255.

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,500)	$21,336
Gain from sale of discontinued operations	—	(86)
Interest income from discontinued operations	—	(3)

(Loss) income from continuing operations	(1,500)	21,247
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss on disposal of assets	—	5
Depreciation and amortization	30	37
Goodwill impairment	—	1,308
Stock based compensation	330	75
Changes in assets and liabilities:
Trade receivables	(336)	1,362
Non-trade receivables	(69)	(148)
Inventory	(26)	1
Prepaid expenses and deposits	(5)	5
Accounts payable and accrued liabilities	(508)	(361)
Deferred revenue and license fees	(101)	(3,836)
Income taxes	31	525

Net cash (used in) provided by continuing operations	(2,154)	20,220
Net cash provided by discontinued operations	—	3

Net cash (used in) provided by operating activities	(2,154)	20,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	—	86
Purchases of property and equipment	(25)	(5)

Net cash (used in) provided by investing activities	(25)	81

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of bank line of credit	—	(1,500)
Effect of exchange rate changes on cash	3	4

Net cash provided by (used in) financing activities	3	(1,496)

Net change in cash and cash equivalents	(2,176)	18,808
Cash and cash equivalents at the beginning of period	19,979	3,368

Cash and cash equivalents at the end of period	$17,803	$22,176

See accompanying notes.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.	Description of Business

Senetek PLC is a life sciences company engaged in the development of technologies that target the science of healthy aging.

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, and Senetek Denmark ApS, formed by Senetek under the laws of Denmark.

For detailed financial information, please consult the Company’s consolidated financial statements included in its 2007 10-K Report.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies. The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited consolidated balance sheet at that date. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the six months ended June 30, 2008 and 2007. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Stock-Based Compensation: The Company follows the guidance of SFAS No. 123(R), “Share-Based Payment”, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

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

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debt, the determination of fair value of stock compensation awards, realizability of deferred tax assets, and impairment of long lived assets.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximates fair value because of the short maturity of these financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Recent Accounting Pronouncements: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, SFAS No. 161 is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

For the three months ended June 30, 2008 and 2007, the Company recorded $459,000 and $428,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). For the six months ended June 30, 2008 and 2007, the Company recorded $739,000 and $763,000, respectively, in royalty revenues from Covance. Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

Under the Company’s license agreement with the Research Foundation of Mental Hygiene (“RFMH”), RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

On March 30, 2007, Senetek terminated its existing license agreement with Valeant Pharmaceuticals (“Valeant”) and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011. As a result of the Valeant transaction, goodwill of $1,308,000 was determined to be impaired and concurrently written off in March 2007.

At June 30, 2008, Senetek has remitted to Valeant all Kinetin royalties received from licensees.

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax Aesthetics, LLC (“Triax”), the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek's new Pyratine-6™ active ingredient in the ethical channel of distribution. The terms include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years.

As a result of this agreement, the Company has assumed control of all sales and marketing of Pyratine-6™.

Pursuant to a letter dated June 30, 2008, Senetek terminated its license agreement (“Invicorp Agreement”) with Ardana Bioscience Limited (“Ardana”) with respect to the Company’s Invicorp® (erectile dysfunction) product as a result of Ardana’s announcement on June 27, 2008, that it had ceased trading operations and entered voluntary administration in the United Kingdom. As a result of the cessation of Invicorp® sales by Ardana, the Company will no longer receive royalties from Ardana. Prior to the termination, Senetek had received royalties totaling $2,000 for the six months ended June 30, 2008. No royalties had been received prior to 2008.

4.	Inventory

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments to the reserves as required. At June 30, 2008, and December 31, 2007, it was determined that no reserve for inventory was required.

	June 30, 2008	December 31, 2007
	($ in thousands)
Raw materials	$103	$68
Work in process	34	50
Finished goods	29	22

Total inventory	$166	$140

5.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and Director stock options under SFAS No. 123(R) for the three and six months ended June 30, 2008 and 2007, which was allocated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Stock Based Compensation Expense (in thousands):
Administration, sales and marketing	$173	$36	$328	$73
Research and development	1	1	2	2

Stock-based compensation expense included in operating expenses and net income	$174	$37	$330	$75

As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $895,000 and is expected to be recognized over a weighted average period of 3.33 years. As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $145,000.

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

In May 2006, the Company adopted the Senetek Equity Plan providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. In June 2008, 40,000 stock options were granted at $1.55 per share, the closing price on the grant date, with an average fair value of $1.00 per share. In January 2008, 458,750 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.59 per share. Also in January 2008, 238,600 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.66 per share. No grants were made in 2007. A total of 1,007,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options or restricted stock were issued from Plan 1 or Plan 2 for the six months ended June 30, 2008 or 2007, and no stock options were exercised. During the six months ended June 30, 2008, no options granted under Plans 1 and 2 expired.

Outstanding Options:

At June 30, 2008, 1,007,162 stock options with a weighted average exercise price of $2.33 were outstanding under the Senetek Equity Plan, of which 252,464 stock options with a weighted average exercise price of $2.25 were exercisable.

At June 30, 2008, 121,875 stock options with a weighted average exercise price of $6.89 were outstanding under Plan 1, all of which were exercisable.

At June 30, 2008, 75,000 stock options with a weighted average exercise price of $6.01 were outstanding under Plan 2, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in the Senetek Equity Plan, Plan 1 and Plan 2 at June 30, 2008, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using either the binomial or Black-Scholes-Merton model to value its stock options based on their terms and conditions. For options granted during the three months ended June 30, 2008, the fair value was determined using the Black-Scholes-Merton model. Assumptions used to fair value options granted during the three months ended June 30, 2008, were volatility of 78.2%, risk free investment rate of 3.73%, expected life of 7 years and no dividend yield. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures. The Company uses a 0% forfeiture rate for options granted to its Chief Executive Officer.

6.	Earnings per Ordinary Share

Earnings per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,591,537 and 1,062,342, were outstanding at June 30, 2008 and 2007, respectively.

Options and warrants to purchase Ordinary shares totaling 1,591,537 for the three and six months ended June 30, 2008, respectively, and 661,563 and 687,344 for the three and six months ended June 30, 2007, respectively, were excluded in the computation of diluted earnings from continuing operations and discontinued operations per Ordinary share because the effect of such inclusion would have been antidilutive.

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

Financial information regarding the operating segments was as follows:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
Thousands of dollars	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$214	$477	$691	$43	$428	$471
Cost of sales	37	223	260	—	193	193

Gross profit	$177	$254	431	$43	$235	278

Gross profit percentage	83%	53%	62%	100%	55%	59%
Unallocated operating expenses			1,416			1,027

Operating loss			$(985)			$(749)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
Thousands of dollars	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$376	$756	$1,132	$25,014	$765	$25,779
Cost of sales	62	348	410	590	346	936

Gross profit	$314	$408	722	$24,424	$419	24,843

Gross profit percentage	84%	54%	64%	98%	55%	96%
Unallocated operating expenses			3,575			1,999

Operating (loss) income			$(2,853)			$22,844

For the six months ended June 30, 2008, revenues from outside the United States (principally Greece) were 3%. For the six months ended June 30, 2007, revenues from outside the United States (principally the United Kingdom) were less than 1%.

Two customers accounted for 67% and 8% of revenues for the six months ended June 30, 2008. The same two customers accounted for 3% and less than 1% of revenues for the six months ended June 30, 2007.

Two customers accounted for 89% and 8% of accounts receivable at June 30, 2008. The same two customers accounted for 89% and 0% of accounts receivable at June 30, 2007.

Senetek has a research and development laboratory in Aarhus, Denmark. At June 30, 2008 and 2007, property and equipment, net of accumulated depreciation, at this location was valued at $132,000 and $153,000, respectively.

8.	Discontinued Operations

On December 31, 2002, the Company closed a transaction in which the United States International Trading Corporation (“USITC”) purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by Senetek in its 1995 acquisition of Carmé Inc. Based on the prior history with the customer, the gain on the transaction was recognized when collection was probable, which was deemed to be when cash was received. All gains arising from this transaction were classified as a component of discontinued operations. In 2007, Senetek received $89,000 in payments comprised of $86,000 in principal and $3,000 in interest. Concurrent with the June 30, 2007, payment, the note was paid in full.

9.	Commitments and Contingencies

(a) Research and Commercial Agreements

Under an agreement extending through December 31, 2008, with the Institute of Experimental Botany, Senetek paid $80,000 and $90,000 in 2008 and 2007, respectively, to support the Institute’s continued research on certain cytokinins as well as additional research into other classes of naturally-derived cytokinins. The Company is currently negotiating to extend the existing agreement under substantially similar economic terms to include cytokinin research as well as additional therapeutic categories.

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

(b) Litigation and Settlements

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement in included in other income at June 30, 2008.

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

The Company has a payment agreement dated March 5, 2007, with Mr. William O’Kelly, the Company’s Chief Financial Officer, which requires the Company to make certain severance payments to Mr. O’Kelly in the event his employment is terminated under certain circumstances. If: (A) following a Change of Control, the Company does not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of equivalent authority by the Company or a successor enterprise or (B) Mr. O’Kelly does not continue his employment with the Company or a successor enterprise after a relocation, then, in either such event, the Company will continue to pay him his base salary as at the date of the Change of Control or relocation for a period of six months following his separation from the Company or the successor enterprise.

The Compensation Committee believes the change in control provisions for the Chief Executive Officer and the Chief Financial Officer are appropriate because neither individual would likely be retained in the event of such a transaction and the provision of change in control benefits serves as an incentive in the best interest of shareholders if such a transaction is under consideration.

The Company has a severance agreement dated May 27, 2008, with Mr. Phillip Rose, the Company’s Chief Operating Officer, which provides for payment of two months base salary in the event Mr. Rose is terminated for any reason other than cause.

(d) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers’ liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2008.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.

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

The Skincare segment is comprised of:

•

Pyratine-6™, one of Senetek’s second generation cytokinins for the treatment of aging skin. In August 2007, the Company entered into a marketing agreement with Triax to sell a line of skincare products featuring Senetek's new Pyratine-6™ active ingredient in the ethical channel of distribution in the United States and its territories, Canada and select Middle East countries.

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years.

As a result of this agreement, the Company has assumed control of all sales and marketing of Pyratine-6™.

Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

•

4HBAP, a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed clinical tests for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is currently seeking commercial opportunities for various market channels and geographies.

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

The Pharmaceutical segment is comprised of:

•

Invicorp®, a highly safe and effective treatment for erectile dysfunction (“ED”), a condition affecting more than 100 million men worldwide. Invicorp® is targeted for the moderate-to-severe ED market as the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark and in England on a named-patient basis. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into exclusive licensing and collaborative marketing agreements for the commercialization of Invicorp® with Plethora Solutions for the U.S. market.

Pursuant to a letter dated June 30, 2008, Senetek terminated its Invicorp Agreement with Ardana as a result of Ardana’s announcement on June 27, 2008, that it had ceased trading operations and entered voluntary administration in the United Kingdom. As a result of the cessation of Invicorp® sales by Ardana, the Company will no longer receive royalties from Ardana. Prior to the termination, it had received royalties totaling $2,000.

•

Reliaject®, a unique auto-injector system employing an ultra-fine gauge needle preset to achieve the appropriate penetration prior to drug flows, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, Ranbaxy Pharmaceuticals Inc. purchased from Senetek all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a $500,000 down-payment and under the terms of the sale agreement, is to receive additional payments based on regulatory approvals and cumulative sales milestones. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy's and its licensees' quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs. Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy assumed all expenses of further product development, regulatory approvals and product marketing. To date, the Company has not received any additional payments or royalties.

•	Diagnostic monoclonal antibodies, used in Alzheimer’s and other disease research, which the Company licenses from RFMH and sells to Covance Antibody Services Inc.

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

In the case of Invicorp® and monoclonal antibodies, the Company’s commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to fund development and marketing costs.

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

Historically, Senetek derived substantially all revenues from royalty based licensing arrangements. As a result of the License Acquisition Agreement with Valeant in the first quarter of 2007, Senetek now has a strong balance sheet. The Company is positioned to transition from a license model to business models that deliver higher revenues, higher margin potential, and long-term brand value.

Overview of Operating Results

In August 2007, Senetek entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries. On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years.

As a result of this agreement, the Company has assumed control of all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

Clinical trials for another compound, 4HBAP, supported its use in the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is actively pursuing commercial opportunities for 4HBAP. A number of other biologically active new compounds have advanced in clinical testing and trial.

The gross profit rate for the second quarter of 2008 was 62% compared to 59% for the second quarter of 2007. Skincare gross profit for the three months ended June 30, 2008, increased $134,000 as compared to the three months ended June 30, 2007, as a result of the new Pyratine-6™ product sales in the current quarter. Pharmaceutical gross profit for the three months ended June 30, 2008, increased $19,000 as compared to the three months ended June 30, 2007, as a result of the increased Covance sales.

The Company’s operating expenses for the six months ended June 30, 2008, increased 79% as compared to the six months ended June 30 2007, principally a result of the amortization of $926,000 of marketing fees paid under the Triax agreement prior to its cancellation, combined with increased stock compensation costs of $255,000 as compared to the same period in the prior year. In addition, as a result of taking over the sales and marketing of Pyratine-6™, payroll, recruiting and relocation expenses increased $146,000, consultancy fees increased $41,000, and promotional expenses increased $59,000 in the current year as compared to the same period in the prior year. Senetek expects to increase investment in research and development of new skincare products and increase sales and marketing expenses for Pyratine-6™ and other new compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Senetek’s operating loss for the six months ended June 30, 2008, was $2,853,000 as compared to operating income of $22,844,000 for the six months ended June 30, 2007. The large decrease in 2008 is due to the amortization of the Triax marketing fee in 2008 coupled with higher revenue in 2007 from the License Acquisition Agreement with Valeant.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in 2007. Other income for the six months ended June 30, 2008, primarily consists of the Triax settlement payment.

Liquidity and Capital Resources

As of June 30, 2008, Senetek’s principal sources of liquidity consisted of cash and cash equivalents of $17,803,000. Through the end of 2008, the Company expects to use cash to fund operations. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by continuing operating activities totaled $2,154,000 for the six months ended June 30, 2008, compared to net cash provided by continuing operating activities of $20,220,000 for the six months ended June 30, 2007. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. The Company expects to use cash in continuing operating activities for the remainder of 2008. However, it expects this trend will begin to reverse in 2009 as the Company anticipates that Skincare revenues and associated cash collections will increase as a result of the sales of Pyratine-6™.

Cash and cash equivalents decreased to $17,803,000 at June 30, 2008, from $22,176,000 at June 30, 2007, principally reflecting net cash used in operations since the completion of the License Acquisition Agreement with Valeant which provided $21 million in cash in the first quarter 2007.

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

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2007, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment evaluation on goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2007, the date of its audited financial statements.

Results of Operations for the three and six months ended June 30, 2008 and 2007

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

Revenues for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2008	% change	2007	2008	% change	2007
Segment
Skincare
Royalties from licensing	$43	0%	$43	$86	(62)%	$226
Fully paid license revenue	—	n/a	—	—	n/a	24,750
Product sales	171	n/a	—	290	663%	38

Total skincare revenue	214	398%	43	376	(99)%	25,014

Pharmaceutical
Royalties on monoclonal antibodies	476	11%	428	754	(1)%	765
Royalties on Invicorp®	1	n/a	—	2	n/a	—

Total pharmaceutical revenue	477	11%	428	756	(1)%	765

Total revenue	$691	47%	$471	$1,132	(96)%	$25,779

Total revenues for the six months ended June 30, 2008, were $1,132,000; a 96% decrease from total revenue of $25,779,000 for the six months ended June 30, 2007. The decrease is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011.

For the three months ended June 30, 2008, revenues increased 47% as compared to the second quarter of 2007. Skincare revenues in the current quarter were $214,000, up 398% from the same quarter of 2007. The increase primarily reflects the current quarter sales of Pyratine-6™.

Pharmaceutical revenues increased in the second quarter of 2008 compared to the second quarter of 2007. Pharmaceutical revenues in the current quarter were $477,000, up 11% from the same quarter of 2007. This increase is attributable to increased sales of monoclonal antibodies by Covance in the current quarter of 2008 as compared to 2007 due to timing as several research organizations placed volume orders during the second quarter of 2008.

Gross Profit for the three and six months ended June 30

	Three Months Ended June 30			Six Months Ended June 30
Thousands of dollars	2008	% change	2007	2008	% change	2007
Segment
Skincare	$177	312%	$43	$314	(99)%	$24,424
Pharmaceutical	254	8%	235	408	(3)%	419

Total gross profit	$431	55%	$278	$722	(97)%	$24,843

Gross profit percentage
Skincare	83%		100%	84%		98%
Pharmaceutical	53%		55%	54%		55%
Total gross profit percentage	62%		59%	64%		96%

Total gross profit for the six months ended June 30, 2008, was $722,000; a 97% decrease from total gross profit of $24,843,000 for the six months ended June 30, 2007.

Skincare gross profit percentage for the six months ended June 30, 2008, decreased as compared to the six months ended June 30, 2007. This decrease is primarily attributable to the 2007 License Acquisition Agreement with Valeant. Pharmaceutical gross profit percentage for the six months ended June 30, 2008, was comparable to the six months ended June 30, 2007.

The Company expects that its remaining 2008 skincare gross profit margins will continue to be lower than gross profit margins in 2007 because of the impact of Valeant’s License Acquisition Agreement for Kinetin in 2007.

Research and Development Expense for the three and six months ended June 30

Thousands of dollars	Three Month Ended June 30			Six Months Ended June 30
	2008	% change in 2008	2007	2008	% change in 2008	2007
Research and development	$329	18%	$278	$575	2%	$564
Percentage of total revenue	48%		59%	51%		2%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was slightly higher in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This increase was primarily attributed to timing of testing and development expense in 2008. Senetek expects to accelerate research and product development and, as a result, expects research and development expense to continue to increase in the future.

Administration, Sales and Marketing for the three and six months ended June 30

Thousands of dollars	Three Months Ended June 30			Six Months Ended June 30
	2008	% change in 2008	2007	2008	% change in 2008	2007
Administration, sales and marketing	$1,087	45%	$749	$3,000	109%	$1,435
Percentage of total revenue	157%		159%	265%		6%

For the three and six months ended June 30, 2008 and 2007, the following Administration, Sales and Marketing expenses were incurred:

Thousands of dollars	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Expense Category
Payroll, benefits and consulting	$418	$282	$822	$567
Advertising	43	5	74	21
Triax marketing	—	—	926	—
Legal and other professional fees	150	191	301	251
Travel and related	150	101	264	159
Rent and office expenses	64	58	129	143
Insurance-liability	59	52	119	113
Depreciation and other non-cash expenses	175	42	332	85
Other	28	18	33	96

Total	$1,087	$749	$3,000	$1,435

For the three and six months ended June 30, 2008, administration, sales and marketing expenses increased by 45% and 109% over the prior year comparable periods. The Triax marketing fee expenses resulting from the August 2007 agreement with Triax which called for periodic marketing payments in the first year of the agreement was the primary cause of the current year to date increase, discussed in further detail below. The current quarter and year to date increase in payroll, benefits and consulting of $136,000 and $255,000, respectively, as compared to the same periods in the prior year was primarily due to an increase in sales and marketing personnel associated with the commercialization of Pyratine-6TM . The increase in depreciation and other non-cash expenses is primarily due to the 2008 stock option grants. The dispute with Triax and eventual termination of the Triax agreement also resulted in increased travel and related expenses in both the current quarter and year to date as several Senetek employees travelled throughout the United States to audit Triax and to begin the transition of the sales and marketing of Pyratine-6TM.

In January 2008, the Company paid $1,125,000 in marketing fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years.

Following termination of the original agreement, the Company has assumed control of all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other channels of distribution and geographies.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 11, 2008, the Board of Directors of the Company granted Phillip Rose, Chief Operating Officer of the Company, a seven year option to purchase 40,000 shares of common stock, par value $0.80 (40 pence) per share (the “Common Stock”), of the Company.

This option grant has an exercise price of $1.55 per share, the per share closing market price of the Common Stock on the date of the grant. The options, when vested, expire: (i) three months after the optionee ceases to be a service provider (other than by reason of optionee’s death or total and permanent disability) or (ii) on the first anniversary of the date of optionee’s death or total and permanent disability, within the meaning of such term in Section 22(e) of the Internal Revenue Code (but not later than the expiration date of the term of this option). The Company believes the grant of such options was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4 (2) of the Securities Act due to the fact that the grant was a transaction not involving any public offering.

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

SENETEK PLC
(Registrant)

Date: August 14, 2008	By:	/S/ FRANK J. MASSINO
Frank J. Massino
Chairman of the Board and Chief Executive Officer

Date: August 14, 2008	By:	/S/ WILLIAM F. O’KELLY
William F. O’Kelly
Chief Financial Officer
(Principal Financial and Accounting Officer)