Form 10-Q
period 2008-09-30
SENETEK PLC /ENG/
filed 2008-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes  ☐    No  ☒

Number of Ordinary Shares outstanding as of September 30, 2008: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues
Royalties and licensing fees	$455	$467	$1,297	$1,458
Fully paid license	—	—	—	24,750
Product sales	28	2	318	40

Total revenue	483	469	1,615	26,248

Cost of sales
Royalties and licensing	186	190	539	542
Fully paid license	—	—	—	569
Product sales	16	2	73	17

Total cost of sales	202	192	612	1,128

Gross profit	281	277	1,003	25,120

Operating expenses
Research and development	331	216	906	780
Administration, sales and marketing	1,143	1,333	4,143	2,768

Total operating expenses	1,474	1,549	5,049	3,548

Operating (loss) income	(1,193)	(1,272)	(4,046)	21,572
Interest income	158	277	387	629
Interest expense	(1)	—	(1)	(34)
Goodwill impairment	—	—	—	(1,308)
Other (expense) income, net	(42)	—	1,150	1,323
Loss on disposal of assets	—	—	—	(5)

(Loss) income from continuing operations before income taxes	(1,078)	(995)	(2,510)	22,177

Benefit (provision) for income taxes	28	(3)	(40)	(1,928)

(Loss) income from continuing operations	(1,050)	(998)	(2,550)	20,249

Discontinued operations:
Gain on sale of operations	—	—	—	86
Interest income	—	—	—	3

Income from discontinued operations	—	—	—	89

Net (loss) income attributable to ordinary stockholders	$(1,050)	$(998)	$(2,550)	$20,338

Per share basic amounts:
(Loss) income from continuing operations	$(0.14)	$(0.13)	$(0.33)	$2.66
Income from discontinued operations	—	—	—	0.01

Per share basic amounts	$(0.14)	$(0.13)	$(0.33)	$2.67

Weighted average basic ordinary shares outstanding	7,646	7,620	7,646	7,620
Per share diluted amounts:
(Loss) income from continuing operations	$(0.14)	$(0.13)	$(0.33)	$2.61
Income from discontinued operations	—	—	—	0.01

Per share diluted amounts	$(0.14)	$(0.13)	$(0.33)	$2.62

Weighted average diluted ordinary shares outstanding	7,646	7,620	7,646	7,754

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$16,687	$19,979
Trade receivables (net of allowance for doubtful accounts of $206 in 2008 and $185 in 2007)	428	169
Non-trade receivables	455	119
Inventory (net of reserves of $5 in 2008 and $0 in 2007)	159	140
Prepaid expenses and deposits	102	158

Total current assets	17,831	20,565
Property and equipment—net	118	152

Total assets	$17,949	$20,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$720	$751
Accrued liabilities	594	1,158
Deferred license fee	172	187
Income tax payable	56	38

Total current liabilities	1,542	2,134

Deferred license fee	631	760
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: $0.73 (40 pence) par value, 100,000,000; issued and outstanding: 7,645,802 at September 30, 2008, and December 31, 2007	4,940	4,940
Share premium	85,538	85,050
Accumulated deficit	(74,760)	(72,210)
Accumulated other comprehensive income—translation adjustments	58	43

Total stockholders’ equity	15,776	17,823

Total liabilities and stockholders’ equity	$17,949	$20,717

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(In thousands, except ordinary shares)

(Unaudited)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity
Balances January 1, 2008	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823
Stock based compensation expense related to employee and Director stock options	—	—	488	—	—	488
Comprehensive (loss) income:
Net loss attributable to ordinary stockholders	—	—	—	(2,550)	—	(2,550)
Translation adjustments	—	—	—	—	15	15

Total comprehensive loss	—	—	—	—	—	(2,535)

Balances September 30, 2008	7,645,802	$4,940	$85,538	$(74,760)	$58	$15,776

For the nine months ended September 30, 2007, the comprehensive income related to translation adjustment was $8 and total comprehensive income was $20,346.

For the three months ended September 30, 2008, the comprehensive income related to translation adjustment was $12 and total comprehensive loss was $1,038.

See accompanying notes.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,550)	$20,338
Gain from sale of discontinued operations	—	(86)
Interest income from discontinued operations	—	(3)

(Loss) income from continuing operations	(2,550)	20,249
Adjustments to reconcile net (loss) income to net cash from operating activities:
Loss on disposal of assets	—	5
Depreciation and amortization	59	50
Goodwill impairment	—	1,308
Reserves – allowance for doubtful accounts and inventory	26	—
Stock based compensation	488	113
Changes in assets and liabilities:
Trade receivables	(280)	1,417
Non-trade receivables	(336)	(110)
Inventory	(24)	(10)
Prepaid expenses and deposits	56	(589)
Accounts payable and accrued liabilities	(595)	(307)
Deferred revenue and license fees	(144)	(3,880)
Income taxes	18	356

Net cash (used in) provided by continuing operations	(3,282)	18,602
Net cash provided by discontinued operations	—	3

Net cash (used in) provided by operating activities	(3,282)	18,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	—	86
Purchases of property and equipment	(25)	(5)

Net cash (used in) provided by investing activities	(25)	81

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of bank line of credit	—	(1,500)
Effect of exchange rate changes on cash	15	8

Net cash provided by (used in) financing activities	15	(1,492)

Net change in cash and cash equivalents	(3,292)	17,194
Cash and cash equivalents at the beginning of period	19,979	3,368

Cash and cash equivalents at the end of period	$16,687	$20,562

Supplemental disclosures of cash flow information
Interest	$386	$595
Incomes taxes	308	1,584

See accompanying notes.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2007 fiscal year, in addition to its interim financial reports on Form 10-Q for fiscal 2008 and 2007, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Investor Relations, 831A Latour Court, Napa, California, 94558.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the nine months ended September 30, 2008 and 2007. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Examples of significant estimates and assumptions made by management involve the establishment of provisions for bad debt, reserves for obsolete inventory, the determination of fair value of stock compensation awards, realizability of deferred tax assets, and impairment of long lived assets.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximates fair value because of the short maturity of these financial instruments. The carrying value of long-term deferred revenue also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, which is November 15, 2008. The Company is currently evaluating the impact of adoption of SFAS No. 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

3.	License Revenues

For the three months ended September 30, 2008 and 2007, royalty and licensing fees recorded were $455,000 and $467,000, respectively, primarily representing $412,000 and $424,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). For the nine months ended September 30, 2008 and 2007, royalty and licensing fees totaled $1,297,000 and $1,458,000, respectively, of which $1,167,000 and $1,189,000, respectively, are royalty revenues from Covance. Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

Under the Company’s license agreement with the Research Foundation for Mental Hygiene (“RFMH”), RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

Pursuant to a letter dated June 30, 2008, Senetek terminated its European Union licensing agreement for Invicorp® with Ardana Bioscience Limited (“Ardana”) as a result of Ardana’s announcement on June 27, 2008, that it had ceased trading operations and entered voluntary administration in the United Kingdom. As a result, the Company will no longer receive royalties from Ardana. Prior to the termination, Senetek had received royalties totaling $2,000.

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax Aesthetics, LLC (“Triax”), the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution. The terms include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

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

At September 30, 2008, Senetek has remitted to Valeant all Kinetin royalties received from licensees.

4.	Inventory

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market.

Reserves for inventory values are established based on product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments as required. At September 30, 2008, it was determined that a $5,000 reserve was required. At December 31, 2007, it was determined that no reserve for inventory was required.

	September 30, 2008	December 31, 2007
	($ in thousands)
Raw materials	$103	$68
Work in process	35	50
Finished goods	26	22
Reserve	(5)	—

Total inventory	$159	$140

5.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and Director stock options under SFAS No. 123(R) for the three and nine months ended September 30, 2008 and 2007, which was allocated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Stock Based Compensation Expense (in thousands):
Administration, sales and marketing	$158	$37	$486	$110
Research and development	—	1	2	3

Stock-based compensation expense included in operating expenses and net income	$158	$38	$488	$113

As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $764,000 and is expected to be recognized over a weighted average period of 2.86 years. As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $107,000.

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

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. Most recently, in June 2008, 40,000 stock options were granted at $1.55 per share, the closing price on the grant date, with an average fair value of $1.00 per share. In January 2008, 458,750 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.59 per share. Also in January 2008, 238,600 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.66 per share. No grants were made in 2007. A total of 1,007,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options were exercised from Plan 1 or Plan 2 for the nine months ended September 30, 2008 or 2007. During the nine months ended September 30, 2008, no options granted under Plan 1 expired and 12,500 options granted under Plan 2 expired.

Outstanding Options:

Senetek Equity Plan - At September 30, 2008, 1,007,162 stock options with a weighted average exercise price of $2.33 were outstanding, of which 269,221 stock options with a weighted average exercise price of $2.26 were exercisable.

Plan 1 - At September 30, 2008, 121,875 stock options with a weighted average exercise price of $6.89 were outstanding, all of which were exercisable.

Plan 2 - At September 30, 2008, 62,500 stock options with a weighted average exercise price of $4.22 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at September 30, 2008, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using either the binomial or Black-Scholes-Merton model to value its stock options based on their terms and conditions. No options were granted during the three months ended September 30, 2008.

6.	Earnings per Ordinary Share

Earnings per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,566,537 and 1,062,342, were outstanding at September 30, 2008 and 2007, respectively.

Options and warrants to purchase Ordinary shares totaling 1,566,537 for the three and nine months ended September 30, 2008, respectively, and 1,062,642 and 383,436 for the three and nine months ended September 30, 2007, respectively, were excluded in the computation of diluted earnings from continuing operations and discontinued operations per Ordinary share because the effect of such inclusion would have been antidilutive.

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

Financial information regarding the operating segments was as follows:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Thousands of dollars	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Revenues	$412	$71	$483	$424	$45	$469
Cost of sales	186	16	202	190	2	192

Gross profit	$226	$55	281	$234	$43	277

Gross profit percentage	55%	77%	58%	55%	96%	59%
Unallocated operating expenses			1,474			1,549

Operating loss			$(1,193)			$(1,272)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
Thousands of dollars	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Revenues	$1,168	$447	$1,615	$1,189	$25,059	$26,248
Cost of sales	533	79	612	537	591	1,128

Gross profit	$635	$368	1,003	$652	$24,468	25,120

Gross profit percentage	54%	82%	62%	55%	98%	96%
Unallocated operating expenses			5,049			3,548

Operating (loss) income			$(4,046)			$21,572

For the nine months ended September 30, 2008, revenues from outside the United States (principally Greece) were 2%. For the nine months ended September 30, 2007, revenues from outside the United States (principally the United Kingdom) were less than 1%.

Two customers accounted for 72% and 14% of revenues for the nine months ended September 30, 2008. There were no customers which accounted for 10% or more of revenues for the nine months ended September 30, 2007.

Two customers accounted for 90% and 8% of accounts receivable at September 30, 2008. The same two customers accounted for 100% and 0% of accounts receivable at September 30, 2007.

Senetek has a research and development laboratory in Aarhus, Denmark. At September 30, 2008 and 2007, property and equipment, net of accumulated depreciation, at this location was valued at $104,000 and $145,000, respectively.

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

(b) Litigation and Settlements

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

On March 16, 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company recorded the settlement as other income in the first quarter of 2007. In conjunction with the settlement, the Company recorded approximately $10,000 in related legal costs and expenses.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers’ liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2008.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.

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

The Skincare segment is comprised of:

•

Pyratine-6™, one of Senetek’s second generation cytokinins for the treatment of aging skin. In August 2007, the Company entered into a marketing agreement with Triax to sell a line of skincare products featuring Senetek’s new Pyratine-6™ active ingredient in the ethical channel of distribution in the United States and its territories, Canada and select Middle East countries.

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

As a result of this agreement, the Company has assumed control of all sales and marketing of Pyratine-6™.

Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other territories.

•

4HBAP, trade name Procura™, is a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, Procura™ has successfully completed clinical tests for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is currently seeking commercial opportunities for various market channels and territories.

•

Kinetin, Senetek’s first generation cytokinin is an essential plant growth factor that retards senescence of plants and delays age-related changes in cultured human skin cells. Through March 30, 2007, Senetek licensed Kinetin to 10 companies, including Valeant, Revlon and The Body Shop in various channels of distribution and territories and licensed Zeatin, Kinetin’s analog, exclusively to Valeant. On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

The Pharmaceutical segment is comprised of:

•

Invicorp®, a safe and effective treatment for erectile dysfunction (“ED”), a condition affecting more than 100 million men worldwide. Invicorp® is targeted for the moderate-to-severe ED market as the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark and in England on a named-patient basis. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into an exclusive licensing agreement for the commercialization of Invicorp® with Plethora Solutions for the U.S. market.

Pursuant to a letter dated June 30, 2008, Senetek terminated its European Union (“EU”) licensing agreement for Invicorp with Ardana Biosciences Ltd (“Ardana”) as a result of Ardana’s announcement on June 27, 2008, that it had ceased trading operations and entered voluntary administration in the United Kingdom. As a result, the Company will no longer receive royalties from Ardana. Prior to the termination, it had received royalties totaling $2,000. An evaluation of the Company’s options regarding redeployment of European marketing rights as well as rights for the rest of the world are currently underway.

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

In the case of Invicorp® in the U.S. market and monoclonal antibodies, the Company’s current commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. The Company may elect to license Invicorp® in other territories or to commercialize the product itself. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to fund development and marketing costs.

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

Overview of Operating Results

In August 2007, Senetek entered into an agreement with Triax granting Triax an exclusive license for Pyratine-6™ in the ethical market channel in the United States and its territories, Canada and select Middle East countries. On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

As a result of this agreement, the Company assumed control of all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other territories.

Clinical trials for Procura™ supported its use in the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is actively pursuing commercial opportunities for Procura™. A number of other biologically active new compounds have advanced in clinical testing and trial.

The gross profit rate for the third quarter of 2008 was 58% compared to 59% for the third quarter of 2007. Skincare gross profit for the three months ended September 30, 2008, increased $12,000 as compared to the three months ended September 30, 2007, as a result of the new Pyratine-6™ product sales in the current quarter. Pharmaceutical gross profit decreased $8,000 for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, as a result of a slight decrease in sales by Covance in the current quarter as compared to the same quarter in the prior year.

The Company’s operating expenses for the nine months ended September 30, 2008, increased 42% as compared to the nine months ended September 30, 2007, principally a result of the amortization of $926,000 of marketing fees paid under the Triax agreement prior to its cancellation as compared to $530,000 for the third quarter of 2007, combined with increased stock compensation costs of $375,000 as compared to the same period in the prior year. In addition, as a result of taking over the sales and marketing of Pyratine-6™, payroll, benefits, recruiting and relocation expenses increased $307,000, consultancy fees increased $195,000, and promotional expenses increased $106,000 in the current year as compared to the same period in the prior year. Senetek expects to increase investment in research and development of new skincare products and increase sales and marketing expenses for Pyratine-6™ and other new compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Senetek’s operating loss for the nine months ended September 30, 2008, was $4,046,000 as compared to operating income of $21,572,000 for the nine months ended September 30, 2007. The large decrease in 2008 is primarily due to one-time revenue in 2007 of $24,750,000 from Valeant under the License Acquisition Agreement.

Other income of $1,150,000 for the nine months ended September 30, 2008, primarily consists of net settlement payments as a result of the termination of the marketing agreement with Triax in June 2008. In 2007, the Company received $1,320,000 in settlement of claims against a professional services provider for past performance related matters. The Company has recorded the settlement as other income in 2007.

Liquidity and Capital Resources

As of September 30, 2008, Senetek’s principal sources of liquidity consisted of cash and cash equivalents of $16,687,000. Through the end of 2008, the Company expects to use cash to fund operations. Management believes the Company’s cash and cash equivalents will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by continuing operating activities totaled $3,282,000 for the nine months ended September 30, 2008, compared to net cash provided by continuing operating activities of $18,602,000 for the nine months ended September 30, 2007. The change is primarily attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. The Company expects to use cash in continuing operating activities for the remainder of 2008. However, it expects this trend will begin to reverse in 2009 as Senetek remains confident that Pyratine-6™ revenues will reach a $10,800,000 annual run rate by December 2009 as previously forecasted.

Cash and cash equivalents decreased to $16,687,000 at September 30, 2008, from $20,562,000 at September 30, 2007, principally reflecting net cash used in operations since the completion of the License Acquisition Agreement with Valeant which provided $21 million in cash in the first quarter 2007.

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

There have been no changes to Senetek’s critical accounting policies since December 31, 2007, the date of its last audited financial statements.

Results of Operations for the three and nine months ended September 30, 2008 and 2007

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

Revenues for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2008	% change	2007	2008	% change	2007
Segment
Skincare
Royalties from licensing	$43	0%	$43	$129	(52)%	$269
Fully paid license revenue	—	n/a	—	—	n/a	24,750
Product sales	28	1,300%	2	318	695%	40

Total skincare revenue	71	58%	45	447	(98)%	25,059

Pharmaceutical
Royalties on monoclonal antibodies	412	(3)%	424	1,166	(2)%	1,189
Royalties on Invicorp®	—	n/a	—	2	n/a	—

Total pharmaceutical revenue	412	(3)%	424	1,168	(2)%	1,189

Total revenue	$483	3%	$469	$1,615	(94)%	$26,248

Total revenues for the nine months ended September 30, 2008, were $1,615,000; a 94% decrease from total revenue of $26,248,000 for the nine months ended September 30, 2007. The decrease is directly attributed to the March 30, 2007, completion of a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011.

For the three months ended September 30, 2008, total revenue increased 3% as compared to the third quarter of 2007. Skincare revenues in the current quarter were $71,000, up 58% from the same quarter of 2007. The increase primarily reflects the current quarter sales of Pyratine-6™.

Pharmaceutical revenues decreased slightly in the third quarter of 2008 compared to the third quarter of 2007. Pharmaceutical revenues in the current quarter were $412,000, down 3% from the same quarter of 2007. This decrease is attributable to slightly lower sales of monoclonal antibodies by Covance in the current quarter of 2008 as compared to 2007.

Gross Profit for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2008	% change	2007	2008	% change	2007
Segment
Skincare	$55	28%	$43	$368	(98)%	$24,468
Pharmaceutical	226	(3)%	234	635	(3)%	652

Total gross profit	$281	1%	$277	$1,003	(96)%	$25,120

Gross profit percentage
Skincare	77%		96%	82%		98%
Pharmaceutical	55%		55%	54%		55%
Total gross profit percentage	58%		59%	62%		96%

Total gross profit for the nine months ended September 30, 2008, was $1,003,000; a 96% decrease from total gross profit of $25,120,000 for the nine months ended September 30, 2007.

Skincare gross profit percentage for the nine months ended September 30, 2008, decreased $24,100,000 or 98% as compared to the nine months ended September 30, 2007. This decrease is primarily attributable to the 2007 License Acquisition Agreement with Valeant. Skincare gross profit percentage for the three months ended September 20, 2008, decreased 28% as compared with the same quarter in the prior year. This decrease in gross profit percentage, despite the $12,000 increase in actual gross profit, is due to increased sales and corresponding costs of goods sold for Pyratine-6™ in the current quarter; whereas skincare revenue in the prior year quarter primarily consisted of skincare licensing revenue with negligible costs of goods sold. Pharmaceutical gross profit percentage for the three and nine months ended September 30, 2008, was comparable to the three and nine months ended September 30, 2007.

The Company expects that its skincare gross profit margins for the remainder of 2008 will continue to be lower than gross profit margins in 2007 as a result of the impact of Valeant’s License Acquisition Agreement for Kinetin in 2007.

Research and Development Expense for the three and nine months ended September 30

Thousands of dollars

	Three Month Ended September 30			Nine Months Ended September 30
	2008	% change in 2008	2007	2008	% change in 2008	2007
Research and development	$331	53%	$216	$906	16%	$780
Percentage of total revenue	69%		46%	56%		3%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was higher in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The $126,000 increase in the current year-to-date expense is primarily attributable to increases of $37,000 in testing and development expense, $48,000 in patent costs and $60,000 in travel costs, partially offset by decreased consulting fees, as compared to the nine months ended September 30, 2007. The three month increase of

$115,000 was primarily attributed to increases of $37,000 in testing and development expense, $12,000 in patent costs, and $51,000 in travel expenses as compared to the same quarter in the prior year. Senetek expects to continue to accelerate research and product development and, as a result, expects research and development expense to continue to increase in the future. Patent costs primarily represent legal and filing fees for Company patents throughout the world. Travel costs have increased in the three and nine months ended September 30, 2008 as travel between the United States and Europe is necessary in order to further our research and development.

Administration, Sales and Marketing for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2008	% change in 2008	2007	2008	% change in 2008	2007
Administration, sales and marketing	$1,143	(14)%	$1,333	$4,143	50%	$2,768
Percentage of total revenue	237%		284%	257%		11%

For the three and nine months ended September 30, 2008 and 2007, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2008	2007	2008	2007
Expense Category
Payroll, benefits and consulting	$578	$313	$1,400	$881
Stock based compensation expense	158	37	486	110
Advertising	60	7	134	28
Triax marketing	—	530	926	530
Legal and other professional fees	97	147	398	397
Travel and related	70	122	334	280
Rent and office expenses	87	79	216	223
Insurance-liability	51	72	170	185
Depreciation and other non-cash expenses	1	5	4	17
Other	41	21	75	117

Total	$1,143	$1,333	$4,143	$2,768

For the three months ended September 30, 2008, administration, sales and marketing expenses decreased 14% over the prior year comparable periods. For the nine months ended September 30, 2008, administration, sales and marketing expenses increased 50% over the prior year comparable periods. The current quarter and year to date increase in payroll, benefits and consulting of $265,000 and $519,000, respectively, as compared to the same periods in the prior year was primarily due to an increase in sales and marketing personnel associated with the commercialization of Pyratine-6TM. In the current quarter, the above increases were offset by the decrease in Triax marketing fee of $530,000. The dispute with Triax and eventual termination of the Triax agreement also resulted in increased travel and related expenses in 2008 year to date as several Senetek employees travelled throughout the United States to audit Triax and to begin the transition of the sales and marketing of Pyratine-6TM.

Other Income and Expense

Interest income for the three and nine months ended September 30, 2008 has decreased $119,000 and $245,000, respectively, as compared to the same periods in the prior year due to reduced cash balances combined with reduced interest rates in cash balances in the current year.

There was no change in interest expense for the three months ended September 30, 2008 and 2007, as interest expense was negligible in both periods. Current year-to-date interest expense has decreased $33,000 as compared to 2007 as the Company paid off its outstanding balance of $1,500,000 balance on its Line of Credit in the first quarter of 2007 as a condition of the License Acquisition Agreement with Valeant.

Other expense of $42,000 in the current quarter primarily represents shipping costs incurred to return all product and marketing materials related to Pyratine-6™ to Senetek as a result of the termination of the marketing agreement with Triax. These costs were netted against other income of $1,125,000 received from Triax and a service provider.

In January 2008, the Company paid $1,125,000 in marketing fees to Triax and has paid a total of $2,250,000 since the inception of the agreement. On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

Following termination of the original agreement, the Company assumed control of all sales and marketing of Pyratine-6™. Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ in other territories.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

SENETEK PLC
(Registrant)

Date: November 14, 2008	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)