Form 10-K
period 2008-12-31
SENETEK PLC /ENG/
filed 2009-03-31
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008.

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2008 was $12,156,825.

As of March 31, 2009, the Registrant had 7,645,802 ordinary shares outstanding, including 7,574,571 shares issued at March 31, 2009 represented by American Depositary shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 11 through 15 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 25 through 35. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

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

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2007 fiscal year, in addition to its interim financial reports on Form 10-Q for fiscal 2008 and 2007, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Senetek Investor Relations, 831-A Latour Court, Napa, California, 94558.

Product Pipeline and Technology

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

Skincare and Dermatological Therapeutics

AK801

AK801 is a new generation isoprenoid cytokinin. AK801 is currently in pre-clinical testing for dermatological indications. Structurally optimized to maximize function, histological mice data has demonstrated higher biological activity than any previously tested compound in this category.

FC201

Through our relationship with the Polish Academy of Sciences, Senetek has acquired the proprietary rights for a new natural compound, FC201, including its synthesis and anti-aging benefits. FC201, as compared to Kinetin, shows a similar anti-aging profile in vitro and improved effectiveness. FC201 is found in human DNA, has recently passed safety tests and is ready to proceed through clinical testing.

PA100

Also through the Polish Academy of Sciences, the Company has acquired the proprietary rights for another natural compound, PA100, including its synthesis. A series of in vitro wound healing tests demonstrates that PA100 stimulates fast healing of wounds by improving at least two mechanisms normally involved in wound healing. PA100 has passed a series of safety tests. Plans are being developed for clinical testing of this compound for healing of superficial skin wounds, such as ablations, scratches and blisters.

4HBAP

4HBAP is a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed, based on pre-established endpoints, clinical tests for the treatment of photodamaged skin with increased activity in treating the most difficult parameter of aging skin, course wrinkles. In addition, 4HBAP showed positive results in clinical trials in subjects with acne vulgaris. The Company is currently developing plans for a follow-on clinical study to measure efficacy for this specific end point.

Other Compounds

The Company is actively pursuing the identification, screening, testing, development and marketing of a wide variety of cytokinins and non cytokinin compounds targeting a number of dermatological and skincare conditions. Over 65 compounds have been screened and approximately 25 compounds have shown positive results for indications with significant market potential.

Cancer Therapy

In 2006, the Nobel Prize was awarded to two American scientists for the discovery of the molecular mechanism behind RNAi. That mechanism within RNA allows for the regulation of gene expression, and represents a new model in genetic therapies for the treatment of cancers and neurological disorders.

In November 2006, Senetek acquired a royalty-based license for RNAi from the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences (PAS). This agreement grants Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using interference RNA. The treatment developed by the Institute in cooperation with the Department of Neurosurgery and Neurotramatology, University of Medical Sciences in Poznan, Poland uses RNA interference technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors. Recently, in human clinical trials in Europe, the technology has demonstrated success, based on increased survival rates, in the treatment of patients with glioblastoma.

In December 2008, Senetek acquired a royalty-based license from the PAS for exclusive rights to a new and promising tumor treatment using an RNAi based therapeutic technology for the potential use against a broad range of cancers. This technology, which specifically targets a novel cancer biomarker, was developed by the Institute in cooperation with Department of Neurosurgery and Neurotraumatology University of Medical Sciences in Poznań, Poland.

The Company’s commercial strategy with respect to these treatments is to partner with a pharmaceutical or RNA specialty company for development, testing and marketing.

Technology

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

The Company has entered into a cooperative research agreement with the Institute of Experimental Botany in Prague, Czech Republic. The principal fields of scientific work in the Institute consist of plant physiology, genetics and biotechnology. In genetic research, the Institute carries out work on induced mutagenesis and DNA repair, induction of genetic variability in tissue and cell cultures in vitro, and the molecular genetics of pollen. Its physiological focuses include adaptation and acclimation mechanisms of photosynthesis, hormonal and ecological control of plant growth and development, the mechanisms of action of growth regulators, physiology of plant viruses and plant pathophysiology. Senetek’s agreement with the Institute, as initially signed, provided for a “one off” relationship in which Senetek would have a specified period of access to the Institute’s then existing portfolio of compounds with the right to an exclusive license of any selected compounds in the fields of medical and cosmetic skin care, on pre-set terms. In October 2004, this agreement was expanded to provide Senetek with ongoing access to all of the Institute’s developing technology with dermatological potential with a right to an exclusive worldwide license of selected compounds for all fields of use, plus a right of first offer on any other technology for an exclusive worldwide license within the field of dermatological anti-aging applications. In December 2005, this agreement was further expanded, Senetek being granted the right to receive exclusive global licenses, for all applications, to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Under the agreement, Senetek paid $80,000 in 2008 and $90,000 in 2007 to support the Institute’s continued research on certain cytokinins. The Company has committed in principal to continue to fund research in 2009 at approximately the same cost as incurred in the prior three years. This agreement will be finalized in the second quarter of 2009. The parties also agreed to co-fund the prosecution of five new global patent applications. Senetek has evaluated and screened more than 25 new compounds sourced from the Institute.

In November 2006, the Company signed agreements with the Institute of Bioorganic Chemistry of the Polish Academy of Sciences in Poznań, Poland for the exclusive rights to three compounds for the treatment of skin aging, as well as technology used for the treatment of brain tumors using interference RNA. The collaboration with the Institute will provide Senetek three new compounds with differentiating benefits for treating skin aging and possibly other aging conditions through their use in licensed cosmeceutical, nutritional and prescription products. In addition, Senetek acquired the rights to technology developed by the Institute in cooperation with Department of Neurosurgery and Neurotraumatology, University of Medical Sciences in Poznań, Poland for the treatment of human brain tumors using RNA interference. Under the terms of the collaborative agreement, Senetek will have rights for all applications of the in-licensed technology in exchange for royalty payments to be paid to the Institute upon commercialization. The parties have also agreed to co-fund the prosecution of three new global patent applications.

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

The Company’s research and development expenditures amounted to $1,141,000 and $1,164,000 in 2008 and 2007, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company expects research and development spending to increase as it accelerates development of its pipeline of proprietary technologies for skincare. Research and development expenditures associated with cancer therapy are expected to be minimal as the Company intends to partner with a pharmaceutical or an RNA specialty company to fund these costs. Research and development expense associated with Invicorp® are expected to be zero because the Company’s licensee has assumed responsibility for further regulatory and market development work for these products. Covance Antibody Services Inc. bears responsibility for new product development for monoclonal antibodies.

Commercial Products

Skincare and Dermatological Therapeutics

Pyratine-6™

0.1% Furfuryl Tetrahydropyranyladenine

The first in Senetek’s second generation cytokinin pipeline to complete development, Pyratine-6™, has demonstrated, through clinical trials, superior results as compared to Senetek’s highly successful predecessor compounds in clinical testing.

An independent comparative analysis evaluated the effectiveness of Senetek’s second-generation patented cytokinin, Pyratine-6™ relative to its original and commercially successful anti-aging active ingredient, Kinetin. The analysis compared results of separate clinical studies conducted at the University of California, Irvine (Kinetin) and at the independent research laboratory RCTS, Inc. in Irving, Texas (Pyratine-6™). The subjects in the Pyratine-6™ clinical trial scored significantly higher on each measure than those in the Kinetin study throughout the 12 weeks of evaluation. In some measures the comparison was particularly notable, such as fine wrinkles (22% improvement with Pyratine-6™ vs. 2% improvement with Kinetin after eight weeks), skin roughness (86% improvement with Pyratine-6™ vs. 35% improvement with Kinetin after eight weeks) and overall skin aging (24% vs. 3% after eight weeks). The results of this clinical study of Pyratine-6™ were featured in the February issue of the Journal of Drugs in Dermatology.

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

Pyratine-6™ Crème, Lotion, 10% Vitamin C Soft Crème and Cleanser are currently marketed directly by Senetek in the North American physician market. A Sun Protection Factor (“SPF”) 30 Lotion is planned for introduction in the second quarter of 2009.

Senetek is currently seeking marketing collaboration agreements for other geographies.

Pyratine XR™

0.125% Furfuryl Tetrahydropyranyladenine

Based on positive results demonstrated in Pyratine-6™ clinical evaluations, Senetek initiated a clinical trial of 0.125% Furfuryl Tetrahydropyranyladenine for the reduction of visible signs and symptoms associated with various conditions such as rosacea, eczema, contact dermatitis and menopause. Rosacea is a chronic dermatosis afflicting more than 14 million people in North America and 45 million people worldwide.

Twenty-four subjects with mild-to-moderate acne rosacea participated in the 12 week study at University of California, Irvine. Subjects were evaluated at baseline, 4, 8 and 12 weeks. Evaluations included physician assessments of inflammatory lesion count, severity of erythema and telangiectasia, and overall clinical improvement. Patient assessments of signs and symptoms of rosacea and skin tolerance were also rated at each follow-up. In addition, transepidermal water loss measurements and facial photography were conducted at each visit. 0.125% Furfuryl Tetrahydropyranyladenine produced a progressive decrease in the symptoms associated with rosacea including redness and acne lesions. All subject self-assessments showed good tolerability and cosmetic acceptability. After 12 weeks there was overall clinical improvement in 80% of subjects, including reduction of erythema and papules. Transepidermal water loss measurements showed a 22% decrease in water loss, which supports an improvement in skin barrier function.

In a follow-on study, eighteen subjects with mild-to-moderate rosacea participated in a 48-week clinical trial at the University of California, Irvine, to assess the effects of Pyratine XR™ (0.125% furfuryl tetrahydropyranyladenine) in improving the clinical signs and symptoms of rosacea. Subjects were evaluated through physician assessments of inflammatory lesion count (papules and pustules), severity of erythema (redness) and telangiectasia (spider veins) and overall clinical improvement, as well as through patient assessments of signs and symptoms of rosacea and skin tolerance.

After 48 weeks, there was overall clinical improvement in 80% of subjects, including reduction of erythema and papules. The investigators saw continual, statistically significant mean improvement with Pyratine XR™ treatment, including a 90% improvement in lesions, 45% improvement in erythema and a 28% improvement in telangiectasia.

The product was well tolerated, and in an earlier assessment of 24 patients, there was a 41% mean improvement in skin dryness as early as week four, with results continuing to improve over the 48-week period. Pyratine XR™ produced a significant improvement in skin barrier function at weeks 4 through 48 as measured by a decrease in water loss from the skin.

The results of this study were presented at the 7th Annual South Beach Clinical Dermatology Symposium in February 2009 and at the American Academy of Dermatology’s 67th Annual Meeting in March 2009 and are scheduled for publication in the May 2009 issue of Journal of Drugs and Dermatology.

Clinical results demonstrated that Pyratine XR™ is well tolerated and improves skin dryness and skin barrier function along with improving the clinical signs and symptoms of erythema, lesions and telangiectasia. The combination of all these benefits is unique in products currently marketed for various conditions such as rosacea, eczema, contact dermatitis and menopause

Pyratine XR™ Crème and Lotion were launched in the North American Physician market in March 2009. Pyratine XR™ cleanser is planned for introduction in the third quarter of 2009.

Senetek is currently seeking marketing collaboration agreements for other geographies.

4HBAP

4HBAP is a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed, based on pre-established endpoints, clinical tests for the treatment of photodamaged skin with increased activity in treating the most difficult parameter of aging skin, course wrinkles. In addition, 4HBAP showed positive results in clinical trials in subjects with acne vulgaris. The Company is currently developing plans for a follow-on clinical study to measure efficacy for this specific end point.

Senetek is currently formulating sales and marketing strategy for various market channels and geographies.

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

Erectile Dysfunction

Invicorp® is a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp®, a combination of vasoactive intestinal peptide (“VIP”) and phentolamine mesylate (“PMS”), has shown excellent results in a wide range of patients, many of whom have failed on other therapies for the treatment of ED. VIP is a 28-amino-acid peptide found naturally in the male and female urogenital tracts, as well as in the central and peripheral nervous systems. It causes erection by binding to smooth-muscle receptors in the corpus cavernosum, inducing smooth-muscle relaxation and increased blood flow. In completed Phase III clinical trials conducted in the United Kingdom, Denmark, Ireland and Australia, Invicorp® demonstrated outstanding efficacy and safety. The most frequently reported side effect was transient facial flushing, which typically subsided within minutes after use.

Unlike many other ED therapies, Invicorp® has no known contraindications. Other significant advantages include: rapid onset of erection after stimulation—typically within two-to-five minutes; the ability to induce an erection up to 2 1/2 hours after administration with natural termination of an erection after ejaculation, as well as efficacy in the treatment of organic ED. Invicorp® is self-administered using a refillable syringe a novel, yet uncomplicated, disposable drug delivery system, Reliaject®, in each case using a super-fine 30 gauge needle for ease of administration (not possible with existing injectable therapies).

In a study released in 2002 of treatment options for Erectile Dysfunction, Decision Resources, Inc., a company providing in-depth research on trends, emerging developments, and market potential in various healthcare industry sectors, indicated the medical community’s enthusiasm for Invicorp®. Among the findings, the study showed that intracavernous injection therapies will continue to be the most effective second-line treatments for moderate-to-severe ED (after oral therapies have been attempted and for patients for whom oral therapies are contraindicated, such as diabetics and hypertension sufferers). Based on physician enthusiasm, the treatment’s high therapeutic index and advantages over current oral therapies, the study predicted that Invicorp® could become the alternative therapy of choice.

Invicorp® could capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® is also expected to become first-line treatment for those with diabetes, heart disease and severe organic ED.

In June 2004, the Company entered into an exclusive license with Ardana Bioscience Ltd, a London Stock Exchange traded specialty pharmaceuticals company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp® in the European Union and European Free Trade Area. Under the license agreement, Ardana assumed full financial responsibility for completing the European drug regulatory process for Invicorp® and seeking national marketing approvals throughout Europe. The license agreement provides for Senetek to receive royalties that potentially reach 12% based on Ardana’s and its sub-licensees’ net sales of Invicorp® plus milestone payments upon regulatory approvals in specified major markets and achievement of specified cumulative net sales in Europe. Under its agreement, Ardana had certain rights with respect to the manufacture and marketing of Invicorp® in other world markets.

Invicorp® was approved for marketing in Denmark in December 2006 under the European Mutual Recognition Procedure (“MRP”) and Ardana began commercial sales of Invicorp® in Denmark and an effort to seek national marketing approvals throughout Europe.

Effective June 27, 2008, the license was terminated pursuant to the Senetek’s contractual rights, precipitated by Ardana’s entry into voluntary administration. All rights to manufacture and market Invicorp® in the European Union and European Free Trade Area reverted back to Senetek along with rights with respect to the manufacture and marketing of Invicorp® in other world markets. The Company is currently seeking a new partner for the European Union and European Free Trade Area.

In February 2006, the Company entered into an exclusive license with Plethora Solutions Holdings PLC, an AIM London Stock Exchange traded specialty pharmaceuticals company focused on the development and marketing of products for the diagnosis, treatment and management of urological disorders, to manufacture and market Invicorp® in North America. Under the terms of the license agreement, Plethora assumes full financial responsibility for the drug regulatory process for Invicorp® in North America and for establishing this important new therapy in the key North American market, and was granted certain rights with respect to the manufacture and marketing of Invicorp® in other world markets, subject to any prior rights. The license agreement provides for Senetek to participate in the success of Invicorp® through royalties based on Plethora’s and its sub-licensees’ net sales of Invicorp® plus predetermined milestone payments upon achievement of regulatory approvals and cumulative net sales targets.

In September 2008, Plethora announced that following discussions with the US Food & Drug Administration, Plethora will initiate Phase III, the final component of the North American clinical development program, at up to 30 sites in the USA. Plethora also filed for Orphan Drug Status in the USA in September 2008 which will provide for additional market exclusivity and potentially accelerate regulatory filing.

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

Under the Company’s agreement with Covance, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year. Under the Company’s license agreement with RFMH, RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000. In 2008 and 2007, Covance exceeded their minimum sales goal and therefore Senetek met their annual minimum to RFMH in both years as well.

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

In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with either epinephrine or six other scheduled parenteral drugs (including Invicorp®). Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy is assuming all expenses of obtaining regulatory approvals and of marketing the product, and will be making significant infrastructure investments, including building out the required clean room suites at its New Brunswick, New Jersey facility to house the highly automated Reliaject® production line. Ranbaxy is targeting commercialization of Reliaject for 2010. Ranbaxy Pharmaceuticals is a wholly-owned subsidiary of Ranbaxy Laboratories Limited, a worldwide generic pharmaceutical company and a leader in development and marketing of new delivery methodologies for proven drugs.

Marketing and Manufacturing

Marketing

In the case of Pyratine-6™ and Pyratine XR™, the Company currently markets and sells the products in the physicians market in North America.

In the case of emerging skincare and dermatological therapeutic products, as well as markets for Pyratine-6™ and Pyratine XR™ outside North America, the Company may opt to sell and market the products or to:

•	enter marketing collaborations;

•	develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure;

•	enter license agreements whereby the licensee assumes responsibility for marketing and government approvals within their respective licensed territories.

In the case of Invicorp® and Monoclonal Antibodies, the Company’s commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax Aesthetics, LLC (“Triax”), the privately-held specialty pharmaceuticals marketer which Senetek licensed in August 2007 to sell a line of skincare products featuring Pyratine-6™ in the ethical channel of distribution. The terms included settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

Manufacturing

The Company contracts with third parties for the manufacture, filling and labeling of its skincare products. Should the primary manufacturer become unavailable, the Company has a back-up manufacturer. The manufacturing process is not complex. Senetek does not anticipate a shortage of any raw materials used in the manufacture of its skincare products as the Company controls the active ingredients and remaining ingredients are readily available.

With regard to the Company’s ED medication, Invicorp®, its license agreement with Plethora Solutions grants its licensees the exclusive right to manufacture the product. The active ingredients, VIP and PMS, are currently available from suppliers in quantities believed to be adequate for the licensees’ requirements following marketing approvals in their respective territories. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. Management believes that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although the licensees could experience regulatory delays associated with qualifying the new active ingredient manufacturers. Covance Antibody Services Inc. manufactures and sells the monoclonal antibodies produced from the cell lines licensed to us.

Competition

The Company’s current revenues are derived from patented and patent applied for dermatological and skincare products and amounts derived from agreements for the manufacture and sale of monoclonal antibodies used in research. While the Company’s patents and patent licenses currently protect it from competition from sales of products within the specific scope of its patents and license rights, many companies are engaged in the development and marketing of products competitive with its patented and licensed products. Regarding the Company’s ED product, Invicorp®, assuming necessary marketing approvals are obtained; the Company or its commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject® , Edex® and Muse®, respectively. However, although management believes Invicorp® offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis® and Bayer/GlaxoSmithKline’s Levitra®, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, the Company considers Invicorp® to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contra-indicated, not effective or not well-tolerated. Reliaject® is the proprietary autoinjector technology sold to Ranbaxy in 2006 in which the Company has retained continuing rights to participate in net sales and product milestones, assuming necessary marketing approvals are obtained. Ranbaxy will compete directly with King Pharmaceuticals’ Epipen®, the leading autoinjector currently marketed for anaphylactic shock. Management believes that the greater ease of use and patient comfort associated with Reliaject® could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents. The monoclonal antibody market is diverse and fragmented throughout the world and the monoclonal antibodies sold by any one source, including Covance, represent a very small percentage of the total market.

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

Senetek’s Investigational New Drug application to the FDA for Invicorp® was withdrawn. Under the terms of its license agreement with Plethora Solutions, it has agreed to assume all regulatory responsibility and cost in North America, which will include meetings with the FDA to discuss reinstatement of the Investigational New Drug application and the clinical trials and other support that would be required for approval, while there can be no assurance that this effort ultimately will be successful. In September 2008, Plethora announced that following discussions with the US Food & Drug Administration, Plethora will initiate Phase III, the final component of the North American clinical development program, at up to 30 sites in the USA. Plethora also filed for Orphan Drug Status in the USA in September 2008 which will provide for additional market exclusivity and potentially accelerate regulatory filing.

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

Effective June 27, 2008, Ardana’s license was terminated pursuant to Senetek’s contractual rights, precipitated by Ardana’s entry into voluntary administration. All rights to manufacture and market Invicorp® in the European Union and European Free Trade Area reverted back to Senetek along with rights with respect to the manufacture and marketing of Invicorp® in other world markets. The Company is currently seeking a new partner for the European Union and European Free Trade Area.

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

Pyratine-6™ and Pyratine XR™ are available without prescription and not covered by any medical insurance reimbursement.

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its business interests. It believes that patents are of material importance to the success of its business model and that trademarks are also of significance. The Company’s strategy is to consider new products and compounds only if they are patentable and to file patent applications to protect inventions and improvements considered important to the development of its business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2008, the Company held 89 issued patents and 23 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 35 countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 35 countries and pending in one other country, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 17 countries, and 22 pending patent applications for composition of matter and use in skin treatment for the class of cytokinins including Pyratine-6™, Pyratine XR™ and other pipeline compounds.

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

Discontinued Operations

The Company previously developed or acquired a number of skincare products designed to meet specific niche segments of the market: Mill Creek, Sleepy Hollow Botanicals and Biotene H-24, sold in the health store channel, as well as Silver Fox, a product for gray hair (the “Mill Creek Line”). The Company determined that continued marketing of these lines was outside of its strategic direction due to their low margin potential and excessive costs of marketing.

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

Employees

As of December 31, 2008, the Company had eight full-time employees, comprised of two employees at its research facility in Denmark, and six employees at its Napa, California headquarters.

Status as a Passive Foreign Investment Company

For U.S. Federal income tax purposes, an entity will be a “passive foreign investment company”, or a “PFIC”, for any taxable year if either (1) 75% or more of its gross income is “passive” income or (2) 50% or more of the value of its assets, determined on the basis of a quarterly average, is attributable to assets that produce or are held for the production of passive income. Passive income generally includes dividends, interest, royalties and rents not arising from the active conduct of a trade or business, and gains from the sale of assets that produce such income.

U.S. shareholders in an entity that is a PFIC in any taxable year are generally subject to tax at the highest ordinary income rates applicable to that U.S. holder and are required to pay interest on such tax based on the U.S. holder’s holding period in the shares, on (1) a portion of any gain recognized on the sale of such shares and (2) any “excess distribution” paid on such holders shares (generally, a distribution in excess of 125% of the average annual distributions paid by the entity in the three preceding taxable years).

Based upon advice from its outside professional tax advisors, the Company has reexamined its status as a PFIC for 2007 and, contrary to its earlier determination (as expressed in its Form 10-K for the year ended December 31, 2007), concluded that it was a PFIC during 2007. The Company has also determined that it was a PFIC during 2008.

A detailed discussion of the implications of the Company’s status as a PFIC for U.S. holder of shares or ADSs is included in this Annual Report on Form 10-K under Item 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES—Passive Foreign Investment Company Considerations.

U.S. shareholders should consult their tax advisers concerning the U.S. federal income tax consequences of holding shares or ADSs in the Company. In particular, U.S. holders of shares or ADSs who sold their shares or ADSs during 2007 and declared a long-term capital gain on their federal income tax filing for 2007 should contact their tax advisor to discuss whether an amended filing is necessary.

Depending upon the circumstances, a U.S. Holder that owns shares or ADSs during any year that the Company is a PFIC may need to file IRS Form 8621.

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

ITEM 3—LEGAL PROCEEDINGS

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2008 Senetek PLC held an Annual General Meeting of Shareholders (the “Meeting”) pursuant to a Notice and Proxy Statement duly filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Rodger Bogardus, who had been appointed a Director of the Company in May 2006, was re-elected as a Director of the Company at the Meeting. The following persons’ terms of office as Directors of the Company continued after the Meeting: Frank J. Massino, Anthony Williams and Kerry Dukes.

The following is a brief description of each matter voted upon at the Meeting, including the votes cast for, against and withheld and the number of abstentions and broker non-votes as to each such matter:

Description of Matter	Votes For	Votes Against	Votes Withheld	Non-Votes
Election of Rodger Bogardus	6,560,175	1,019,283	21,630	44,714
Receipt of Annual Accounts for 2007 with Directors’ Report, auditors’ report on those accounts and approve the last Directors’ remuneration report	7,305,489	272,545	23,054	44,714
Appointment of Macias Gini & O’Connell LLP and BDO Stoy Hayward as the Company’s independent auditors for 2008	6,832,710	705,650	62,728	44,714
Reclassify $62,000,000 from share premium to the profit and loss account	6,896,687	128,670	575,731	44,714

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Company’s ordinary shares. Senetek ADSs, each representing one ordinary share and evidenced by one American Depositary Share (“ADS”) began trading on the over-the-counter market in the United States in November 1984 and were traded through the NASDAQ Small Cap Market from May 1986 through November 10, 2004. On November 10, 2004, the Company’s ADSs were delisted from the NASDAQ Stock Market and began trading on the electronic over-the-counter quotation system of the National Association of Securities Dealers (the “NASD”) Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “SNTKY”. On December 13, 2007, the eight-to-one reverse share split authorized by shareholders on December 10, 2007 was effective and Senetek’s symbol changed to “SNKTY”. The OTCBB is a regulated quotation service for subscribing members of the NASD that displays the real-time quotes, last-sale prices and volume information in over-the-counter securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The depositary for these ADSs is The Bank of New York.

The following table sets out the range of high and low sale prices for the Company’s ADSs for the periods indicated, adjusted retroactively for its December 10, 2007, eight-to-one reverse share split.

Fiscal Year Ended December 31, 2008

	HIGH	LOW
QUARTER ENDED:
March 31	$3.00	$1.35
June 30	2.40	1.27
September 30	1.95	1.27
December 31	1.60	0.83

Fiscal Year Ended December 31, 2007

	HIGH	LOW
QUARTER ENDED:
March 31	$2.16	$1.76
June 30	2.80	1.92
September 30	2.96	2.16
December 31	3.50	2.32

As of March 27, 2009 there were 7,645,802 ordinary shares outstanding and 203 holders of record of ordinary shares. One of which is the Bank of New York which holds ADSs representing 7,574,571 American Depositary shares. The trading prices of the Company’s ADSs on March 27, 2009, were a high of $1.29 and a low of $1.20.

Dividends.    Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. On December 16, 2008, shareholders approved a reclassification of share premium to accumulated deficit for the UK Company. This reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On January 21, 2009, the cancellation was confirmed by the English High Court. Effective with this confirmation, the Company may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

Senetek has not paid, nor does it currently anticipate the payment of, any cash dividends on the ordinary shares. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Taxation

The following discussion describes the material US Federal income tax and UK tax consequences of the purchase, ownership and disposition of the Company’s shares or ADSs (evidenced by American Depositary Receipts (“ADR”)) for beneficial owners:

•

who are residents of the United States for purposes of the United Kingdom/United States Income Tax Convention (the “Income Tax Convention) and the United Kingdom/United States Estate and Gift Tax Convention (the “Estate and Gift Tax Convention” and, together with the Income Tax Convention, the “Conventions”);

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

This discussion does not address all aspects of US and UK taxation that may be relevant to you and is not intended to reflect the individual tax position of any beneficial owner, including tax considerations that arise from rules of general application to all taxpayers or to certain classes of investors or that are generally assumed to be known by investors. The portions of this summary relating to US Federal taxation are based upon the US Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed US Treasury regulations promulgated thereunder, published rulings by the US Internal Revenue Service (“IRS”), and court decisions, all in effect as at the date hereof, all of which authorities are subject to change or differing interpretations, which changes or differing interpretations could apply retroactively. This summary is limited to investors who hold the Company’s shares or ADSs as capital assets within the meaning of Section 1221 of the Code, generally property held for investment, and this summary does not purport to deal with the US Federal or UK taxation consequences for investors in special tax situations, such as dealers in securities or currencies, persons whose functional currency is not the US Dollar, life insurance companies, tax exempt entities, financial institutions, traders in securities that elect to use a “mark-to-market” method of accounting for their securities holdings, regulated investment companies, persons holding the Company’s shares or ADSs as part of a hedging, integrated, conversion or constructive sale transaction or straddle, persons that receive shares of ADSs as compensation for the performance of services, or persons subject to the alternative minimum tax, who may be subject to special rules not discussed below. In particular, the following summary does not address the adverse tax treatment to you that would follow if you own, directly or by attribution, 10% or more of the Company’s outstanding voting share capital and the Company is classified as a “controlled foreign corporation” for US Federal tax purposes.

As used herein, the term “US holder” means a beneficial owner of the Company’s shares or ADSs who or which is:

•	a citizen or individual resident of the United States;

•	a corporation (or other entity that is treated as a corporation for US Federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•	an estate, the income of which is subject to US Federal income taxation regardless of its source; or

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

Passive Foreign Investment Company Considerations

In general

A Non-U.S. corporation will be classified as a “passive foreign investment company,” or a PFIC, for U.S. federal income tax purposes in any taxable year in which, after applying certain look-through rules, either:

•	at least 75% of its gross income is “passive income” (generally, dividends, interest, royalties, rents and gains from the sale of assets that give rise to such income); or

•	at least 50% of the quarterly average value of its gross assets is attributable to assets that produce “passive income” or are held for the production of passive income.

Based on the Company’s existing operations and assets, the Company has determined that it was a PFIC for the taxable year ending December 31, 2007, for the taxable year ending December 31, 2008, and, depending upon its future operations and assets, there is a substantial risk that the Company could be treated as a PFIC in subsequent years. If the Company is treated as a PFIC, a direct (and in certain cases, indirect) U.S. Holder would be subject to special rules with respect to (i) any gain realized on the sale or other disposition of shares or ADSs and (ii) any “excess distribution” by the Company to the U.S. Holder in respect of the shares or ADSs (generally, any distributions to the U.S. Holder in respect of the shares or ADSs during a single taxable year that total more than 125% of the average annual distributions received by the U.S. Holder in respect of the shares or ADSs during the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for the shares or ADSs).

Under these rules, (a) the gain or excess distribution would be allocated ratably over the U.S. Holder’s holding period for the shares or ADSs, (b) the amount allocated to the taxable year in which the gain or excess distribution was realized or to any year before the Company became a PFIC would be taxable as ordinary income, (c) the amount allocated to each other taxable year would be subject to tax at the highest tax rate in effect for ordinary income for that year and (d) an interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such prior year. These rules effectively prevent a U.S. Holder from treating gain on the shares or ADSs as capital gain. For these purposes, gifts, exchanges pursuant to a corporate reorganization and use of the shares or ADSs as security for a loan may be treated as a disposition. Moreover, if the Company is a PFIC, dividends received by individual U.S. Holders and certain other non-corporate U.S. Holders will not be treated as qualified dividend income taxable at reduced rates generally applicable to long term capital gains.

Where a foreign corporation is a PFIC in any year during a U.S. Holder’s holding period, it will generally be treated as a PFIC for each subsequent year absent a “purging” election by the U.S. Holder. Finally, a person who acquires the shares or ADSs from a deceased U.S. Holder generally will be denied a step-up in tax basis for U.S. federal income tax purposes to fair market value at the date of such deceased U.S. Holder’s death, which would otherwise be available with respect to a decedent dying prior to or after 2010. Instead such person will have a tax basis in the shares or ADSs equal to the lower of the fair market value of the shares or ADSs or the U.S. Holder’s historical tax basis therein.

Mark to Market Election

The above results may be mitigated with respect to the Company if a “mark-to-market” election is available. A mark-to-market election is available to a U.S. Holder only if the shares or ADSs are considered “marketable stock”. Generally, stock will be considered marketable stock if it is “regularly traded” on a “qualified exchange” within the meaning of applicable U.S. Treasury regulations. A “qualified exchange” includes a national securities exchange that is registered with the Securities and Exchange Commission or a national market system established under section 11A of the Securities and Exchange Act of 1934 (the “Act”). Since the Company’s shares are only traded on the OTCBB, which is neither a registered national securities exchange nor a national market system established under Section 11A of the Act, a U.S. Holder will not be able to make a mark-to-market election with respect to the Company’s Shares or ADSs.

QEF Election and Deemed Sale Election

The above adverse results can also be eliminated if a U.S. Holder is eligible for and timely makes a valid qualified electing fund, or “QEF” election. If a QEF election were made, such U.S. Holder generally would be required to include in income on a current basis its pro rata share of the Company’s ordinary earnings and net capital gains. In order for a U.S. Holder to be able to make a QEF election, the Company would be required to provide such U.S. Holder with certain information. As noted in Item 1, the Company did not (and does not intend to) provide U.S. Holders with the required information for 2007, the first year the Company was a PFIC. US Holders of shares or ADSs who sold their shares or ADSs during 2007 and declared a long-term capital gain on their federal income tax filing for 2007 should contact their tax advisor to discuss whether an amended filing is necessary.

The Company does intend to provide information necessary for making a QEF election for the 2008 tax year and expects similarly to provide such information for any future tax years in which it is a PFIC. This information will be provided on the Company’s website prior to the end of April 2009. Accordingly, US Holders who wish to make a QEF election for the year ended December 31, 2008 should plan on filing an extension for their U.S. federal income tax returns in order to allow time for the Company to provide the information required for the QEF election and time for their tax advisors to incorporate this information.

US Holders of shares or ADSs who acquired Company shares or ADSs during 2008 may file a QEF election for the 2008 tax year with a timely filed 2008 tax return. However, US Holders of shares or ADSs who acquired such shares or ADSs prior to 2008 who file a QEF election for the 2008 tax year (or who file a QEF election for a later tax year with a timely filed tax return) will not have filed a “timely” QEF election since the election will not apply to the Company’s first year as a PFIC (which was 2007). Nonetheless, a US Holder can still benefit from the QEF election regime so long as the US Holder timely files a so-called “deemed sale election”. In such a case, a US Holder will be treated as having sold his or her shares or ADSs on the first day of the tax year for which the QEF election is made. A US Holder who realizes gain on such a deemed sale will be subject to the US tax consequences as if he had actually sold his shares or ADSs. Thus, any gain realized on the sale would be treated as an excess distribution and would be subject to the rules applicable to a PFIC.

The Company believes that most pre-existing US Holders should be able to make a QEF election and a deemed sale election for either 2008 or 2009 without adverse US tax consequences. A US Holder can make a deemed sale election even if his or her shares or ADSs have a value lower than the US Holder’s basis in the Company’s shares or ADSs. In such a case, the US Holder reports the loss for informational purposes but does not recognize the loss. No change occurs in the basis of the stock. On January 1, 2008, the opening market price of the Company’s ADSs was $2.85 per share. On January 1, 2009 the opening market price of Company’s ADSs was $0.87 per share. The Company expects that most US Holders will be able to make a deemed sale election without adverse tax consequences for either 2008 or 2009 because the depressed price of the Company’s shares or ADSs would result in the US Holder realizing a loss (and not a gain) upon making the deemed sale election, however, because results will vary from US holder to US holder as a result of individual circumstances, it is critical that each US Holder check with its own tax advisor concerning the effect of electing to make a deemed sale election for either 2008 or 2009.

IRS Form 8621

To make a QEF election and a deemed sale election for either the 2008 tax year or the 2009 tax year, a US Holder must attach a properly completed IRS Form 8621 to a timely filed (including extensions) US federal tax return for the year in question. If a US Holder is not required to file a US federal income tax return or other return for the tax year, the IRS Form 8621 should be filed directly with the Internal Revenue Service Center, Ogden, UT, 84201-0201.

PLEASE BE ADVISED THAT EACH SHAREHOLDER MUST MAKE AN INDIVIDUAL DETERMINATION AS TO WHEN AND WHETHER TO MAKE ANY OF THE ABOVE ELECTIONS

AND THE CONSEQUENCES THEREOF. ACCORDINGLY, WE ARE UNABLE TO PROVIDE A US HOLDER SPECIFIC ADVICE IN THIS REGARD AND EACH US HOLDER IS STRONGLY URGED TO CONSULT HIS OR HER OWN TAX ADVISER.

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

Transfer of Ordinary Shares into Depositary or Clearance Services

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

Information Reporting and Backup Withholding

Payments that relate to the ordinary shares or ADSs that are made in the United States or by a US related financial intermediary will be subject to information reporting. Information reporting generally will require each paying agent making payments, which relate to a share or ADS, to provide the IRS with information, including the beneficial owner’s name, address, taxpayer identification number, and the aggregate amount of dividends paid to such beneficial owner during the calendar year. These reporting requirements, however, do not apply to all beneficial owners. Specifically, corporations, securities broker-dealers, other financial institutions, tax-exempt organizations, qualified pension and profit sharing trusts and individual retirement accounts are generally exempt from reporting requirements.

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

Taxation of Dividends

The Company has not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs for the payment of dividends as Senetek does not currently anticipate the payment of, any cash dividends. The decision whether to pay, and the amount of any dividends, will be based, among other things, upon the Company’s earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is empowered to declare interim dividends. Effective January 21, 2009, the English High Court confirmed the reclassification of share premium to accumulated deficit for the UK Company, as approved by the shareholders on December 16, 2008. The reclassification, which has no effect on the equity or financial position of the Company, was undertaken to create distributable reserves.

EQUITY COMPENSATION PLAN INFORMATION

(As of December 31, 2008)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column 1)
Equity compensation plans approved by shareholders (1)	1,121,875	$2.93	—
Equity compensation plans not approved by shareholders (2)	95,443	$2.10	—

(1)	Represents options outstanding and shares available for future issuance under the 2006 Senetek Equity Plan. Also includes 121,875 and 62,500 options outstanding under Plan 1 and Plan 2, respectively, which have been terminated as to future grants.
(2)	Represents options issued outside of the 2006 Senetek Equity Plan at the discretion of the Board of Directors.

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

The Skincare segment is comprised of:

•

Pyratine-6™, a second generation cytokinin for the treatment of aging skin and Pyratine XR™ for the visible signs and symptoms associated with various conditions such as rosacea, eczema, contact dermatitis and menopause. The Company markets and sells these products exclusively to physicians in the North American market and is pursuing additional commercial opportunities in other channels of distribution and geographies.

•

4HBAP, a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed clinical tests for the treatment of photodamaged skin. Senetek is currently formulating sales and marketing strategy for various market channels and geographies.

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

•

Approximately 20 cytokinin and non cytokinin compounds targeting a number of dermatological and skincare conditions that have been identified, initially screened and indicated positive results for conditions with significant market potential

The Pharmaceutical segment is comprised of:

•

Invicorp®, a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp® is expected to capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark as well as in England. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into an exclusive licensing and collaborative marketing agreement for the commercialization of Invicorp® with Plethora Solutions for the U.S. market and is seeking a licensee for the European Union.

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

•

Senetek has acquired two royalty-based licenses for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences (“PAS”). The agreements grant Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using RNAi technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors And RNAi based therapeutic technology for the potential use against a broad range of cancers. Recently the technology associated with treatment of brain tumors has been applied to patients with glioblastoma multiforme, a severe form of brain tumor, with resounding success.

In the case of emerging skincare and dermatological therapeutic products, the Company may opt to enter marketing collaborations; to continue to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure or enter license agreements whereby the licensee assume responsibility for marketing and government approvals within their respective licensed territories.

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

Overview of Operating Results

	2008	2007
	($ in thousands)
Skincare revenues	$532	$25,102
Pharmaceutical revenues	1,313	1,369

Total revenues	1,845	26,471

Gross profit	1,092	25,204
Operating expenses	(6,919)	(5,872)

Operating income	$(5,827)	$19,332

Net income	$(3,759)	$18,632

2008 was a transition year for Senetek. Historically, Senetek derived substantially all revenues from royalty based licensing arrangements. The License Acquisition Agreement with Valeant in the first quarter of 2007 provided a strong balance sheet allowing the Company to transfer from a licensing model to a revenue model with brand equity. Senetek expects this model to deliver an increased revenue stream with higher margin potential and create long-term value.

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

Senetek is actively pursuing additional commercial opportunities for Pyratine-6™ and Pyratine XR™ in other market channels and geographies. Clinical trials were also completed for another compound, 4HBAP, for the treatment of photodamaged skin and its effect on the reduction of erythema. Senetek is actively pursuing commercial opportunities for 4HBAP. Approximately 20 other biologically active new compounds have advanced in clinical testing and trial.

For 2008, revenues from Skincare decreased significantly as compared to 2007. Skincare revenues for 2008 were $532,000 down 98% from 2007. The decrease is principally attributed to a one-time payment of royalties in March 2007 from the License Acquisition Agreement with Valeant. Pharmaceutical revenues decreased in 2008 as compared to 2007. Pharmaceutical revenues for 2008 were $1,313,000 down 4% from 2007. The slight reduction in 2008 is attributable to a reduction in sales of monoclonal antibodies in 2008 by the Company’s commercial partner, Covance.

The gross profit rate for 2008 was 59% compared to 95% in 2007. This reduction was due to the inclusion in revenue of 2007 of the high margin License Acquisition Agreement with Valeant which provided for a one-time payment of $21,000,000.

The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. The Company incurred $650,000 and $151,000 in stock based compensation operating expense for 2008 and 2007, respectively. In 2008, options for 737,350 shares were issued to employees and directors of Senetek. No stock option grants were made in 2007.

Operating expenses in 2008 increased by 18% from 2007. This is primarily due to the launch of Pyratine-6™ which increased personnel and marketing costs and necessitated the hiring of several employees in 2008. In addition, stock compensation increased in 2008 as compared to 2007 due to the stock options issued in January 2008 to employees and Directors of Senetek. No stock options were issued in 2007. The Company expects to increase investment in research and development of new skincare products and to market newly developed compounds. Its future operating expenses may rise due to this investment.

Liquidity and Capital Resources

	2008	2007
	($ in thousands)
Cash, cash equivalents and short term investments	$15,976	$19,979
Current ratio	9.42	9.64
Increase (decrease) in cash and cash equivalents	$(4,003)	$16,611
Principal payments on debt	—	(1,500)

As of December 31, 2008, the Company’s principal sources of liquidity included cash, cash equivalents and short term investments resulting from Company operations. Management believes its cash, cash equivalents, short term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Senetek has carefully considered the ability of its financial institutions to safeguard its cash, cash equivalents and short term investments. Short term investments represent investment in fully insured Certificates of Deposit Accounts Registry Service (“CDARS”) with original maturities of six months in increments just below $100,000. Its cash and cash equivalents are held in one of the largest banks in the U.S.

Net cash used by continuing operating activities totaled $3,971,000 for 2008 as compared to net cash provided by operating activities for 2007 of $18,016,000. The change is primarily attributed to the decrease in income in 2008 as compared to 2007 as a result of the Valeant License Acquisition Agreement in 2007.

Cash and cash equivalents decreased to $5,833,000 at December 31, 2008 from $19,979,000 at December 31, 2007, principally reflecting the purchase of short term investments of $10,143,000 and net cash used by continuing operations of $3,971,000 in 2008.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Revenues

	Summary of Annual Revenue
	2008	% change in 2008 versus 2007	2007	% change in 2007 versus 2006
	($ in thousands)
Segment
Skincare
Royalties from licensing	$172	(45)%	$311	(95)%
Fully paid up license revenue	—	(100)%	24,750	n/a
Product sales	360	778%	41	(89)%

Total skincare	532	(98)%	25,102	257%

Pharmaceutical
Royalties on monoclonal antibodies	1,311	(4)%	1,369	4%
Royalties on ED product	2	n/a	—	n/a

Total pharmaceutical	1,313	(4)%	1,369	(2)%

Total revenue	$1,845	(93)%	$26,471	214%

2008 has been a year of transition for Senetek as it shifts its focus from royalty based revenue to product sale revenue with the introduction of Pyratine-6™ and Pyratine XR™. In 2007, substantially all of the Company’s revenue was derived from license fees and royalties on its patented Kinetin and Zeatin skincare ingredients and remittances received from Covance Antibody Services Inc. on sales of monoclonal antibodies produced from cell lines licensed by the Company from RFMH. On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant. Under the terms of the License Acquisition Agreement, the Company has granted Valeant a paid up license for Kinetin and Zeatin and assigned to Valeant future royalties from other Kinetin licensees, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed to Valeant, and a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. As a result, the Company’s future revenues from its Kinetin and Zeatin products are expected to be minimal, if any. Additionally, if RFMH’s patents were successfully challenged, the Company’s revenue from Covance’s sales would be substantially reduced or eliminated.

Skincare Segment

Skincare revenues decreased $24,570,000, or 98%, for 2008 compared to 2007. This decrease was primarily due the License Acquisition Agreement with Valeant in March 2007 which provided $24,750,000 in skincare revenues offset in part by Pyratine-6™ product sales in 2008.

The Company expects its 2009 product sale revenue and net income to increase from 2008 but no assurance may be made in this regard. On June 27, 2008, Senetek reached an agreement to terminate its marketing agreement with Triax for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000 from Triax and a service provider, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Triax Aesthetics name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from Triax and certain related parties prohibiting them from selling any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

The Company is also dependent upon successful development and commercialization of new active ingredients for its future revenue growth.

Pharmaceuticals Segment

2008 Pharmaceutical revenues were $1,313,000, a 4% decrease from 2007. Royalties on monoclonal antibodies decreased $58,000, or 4%, as a result of decreased sales by Covance. The Company received $2,000 in royalties on Invicorp from Ardana in 2008, prior to Senetek’s June 30, 2008 termination of its agreement with Ardana due to Ardana’s announcement that it had ceased trading operations and entered voluntary administration in the United Kingdom.

Revenues from sales of monoclonal antibodies are expected to continue to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with Covance guarantees Senetek minimum payments for monoclonal antibodies of $860,000 in 2009 through 2010 and $442,000 in 2011, partially offset by Senetek’s guaranteed payments to RFMH of $430,000 in 2009 through 2010 and $221,000 in 2011.

Gross Profit

	Summary of Gross Profit
	2008	% change in 2008 versus 2007	2007	% change in 2007 versus 2006
	($ in thousands)
Segment
Skincare	$408	(98)%	$24,506	265%
Pharmaceutical	684	(2)%	698	(1)%

Total	$1,092	(96)%	$25,204	240%

As a % of skincare revenue	77%		98%
As a % of pharmaceutical revenue	52%		51%
As a % of total revenue	59%		95%

Gross profit for 2008 decreased from 2007 due to significantly lower Skincare royalties, primarily as a result of the License Acquisition Agreement with Valeant in 2007 resulting in a corresponding reduction of 21% in gross profit as a percentage of Skincare revenue in 2008 as compared to 2007. Pharmaceutical gross margin was stable in 2008 and 2007.

As expected, gross margin decreased markedly in 2008 while cost of goods sold increased resulting from investments in the sales and marketing efforts for Pyratine-6™. 2007 gross profit percent from Skincare revenues is higher because it is primarily royalty based. In the case of other emerging skincare products, Senetek may opt to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure. In this case, the Company would expect its revenues and gross profit to be higher but its gross profit percentage to be lower.

Gross profit from monoclonal antibodies is expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with RFMH guarantees

RFMH minimum royalty payments from Senetek for monoclonal antibodies of $430,000 in 2009 through 2010 and $221,000 in 2011 in conjunction with the Company’s agreement with Covance which guarantees Senetek minimum payments from Covance for monoclonal antibodies of $860,000 in 2009 through 2010 and $442,000 in 2011.

Research and Development

	Summary of Research and Development
	2008	% change in 2008 versus 2007	2007	% change in 2007 versus 2006
	($ in thousands)
Research and development	$1,141	(2)%	$1,164	(11)%
As a % of total revenue	62%		4%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development spending in 2008 was relatively stable as compared to 2007.

Senetek expects to accelerate research and product development and, as a result, research and development expense will increase in the future as progress continues on compounds in our skincare product pipeline.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
	2008	% change in 2008 versus 2007	2007	% change in 2007 versus 2006
	($ in thousands)
Administration, sales and marketing	$5,778	23%	$4,708	34%
As a % of total revenue	313%		18%

For the years ended December 31, 2008 and 2007, the following administration, sales and marketing expenses were incurred:

	2008	2007
	($ in thousands)
Expense Category
Payroll, benefits and consulting	$1,926	$1,372
Stock based compensation expense	648	147
Advertising and marketing	307	34
Triax marketing	926	1,324
Legal and other professional fees	828	680
Travel and related	470	383
Rent and office expenses	368	359
Insurance-liability	215	215
Depreciation and other non-cash expenses	6	21
Other	84	173

Total	$5,778	$4,708

Administration, sales and marketing expenses increased in 2008 as compared to 2007 primarily due to increases in payroll and consulting, stock based compensation expense, marketing and legal, partially offset by the decrease in Triax marketing. In 2008 Senetek began hiring personnel and consultants to manage the in-house launch of Pyratine-6™. In addition a marketing program for Pyratine-6™ was developed to create brand recognition. Also in January 2008, stock options were issued to directors and management resulting in an increased non-cash expense of stock based compensation in 2008. Termination of the agreement with Triax increased legal fees and decreased Triax marketing fees in 2008 as compared to 2007.

Senetek was committed to pay $3,375,000 in 2008 for Marketing Fees under the agreement with Triax. In January 2008 the Company paid $1,125,000 in Marketing Fees to Triax for a total of $2,250,000 paid since the inception of the agreement. As a result of the settlement with Triax, Senetek received settlement payments of $1,125,000 from Triax and a service provider and will not have to pay any additional marketing fees to Triax.

Other Income and Expense

The primary recurring component of other income and expense is interest income on cash accounts and short term investments.

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

Discontinued Operations

On December 31, 2002, the Company closed a transaction in which USITC purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands. On November 10, 2004, the Company and USITC entered into an agreement to restructure a note associated with the purchase. Under the terms of the restructuring, Senetek received $1,435,000 in cash and a $400,000, two and one half year, secured amortizing note bearing interest at 8% per annum. Under the terms of the agreement, if USITC fails to pay any of the quarterly payments due under the new $400,000 note, all of its obligations under the original $2,300,000 note, less amounts actually paid, will be reinstated and subject to acceleration for non-performance. In 2007, payments of $89,000 made by USITC on the $400,000 promissory note were recognized as income from discontinued operations. Concurrent with the payment for the quarter ended June 30, 2007, the note was paid in full.

Taxation

Refer to Income Taxes below and Note 12 to the Financial Statements for discussion of the Company’s significant deferred tax assets and liabilities and net operating loss carryforwards.

Contractual Obligations

The Company has contractual obligations related to non-cancelable lease agreements and purchase obligations as listed below. Contractual obligations related to employment agreements are detailed in “Executive Compensation” under Part III, Item 11 of this report on Form 10-K.

	Total	Less than 1 year	1-3 years
	($ in thousands)
Operating lease obligations	$74	$56	$18
Purchase obligations:
Research Foundation for Mental Hygiene (1)	1,081	430	651

	$1,155	$486	$669

(1)	The Company has a contractual obligation to RFMH for minimum payments of $430,000 (on a pro-rata basis) per year through July 10, 2011. In conjunction, Senetek receives contractual minimum payments from Covance of $860,000 (on a pro-rata basis) per year, without right of offset, for the same period.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

For sales of skin care products the Company provides no written return right to its customers. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of December 31, 2008 and 2007 was $0. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions for product returns have approximated management’s estimates.

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $500 and $0 for the years ended December 31, 2008 and 2007, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Impairment of Goodwill and Other Long-lived Assets

The Company assesses the impairment of other long-lived assets such as property and equipment and other intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of other long-lived assets and property and equipment may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model.

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

Income Taxes

The Company has significant US deferred tax assets that could be utilized if it generates future taxable income for Reliaject® and is otherwise required to pay income taxes. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has determined that such a change in ownership has not occurred through December 31, 2008. Management believes that it will ultimately generate future taxable income for Reliaject®, but due to lack of operating history and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should the Company’s operating results indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of the Company’s valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

The Company is actively looking for partners to promote regulatory approval and commercialization of Invicorp® in the UK and the European Union. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom, but could be limited if there was a greater than 50% change in ownership in any three-year period.

Stock-Based Compensation

The Company follows the guidance of SFAS 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Subsequent Events

On December 16, 2008, shareholders approved a reclassification of share premium to accumulated deficit recorded for the UK Company. The reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On January 21, 2009, the cancellation was confirmed by the English High Court. Effective with the English High Court confirmation, the Company may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company; see Regulation S-K Section 229.305(e)

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements are included beginning on Page 60 hereof. Supplementary Financial Information is not required for smaller reporting company; see Regulation S-K Section 229.302(c)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T)—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and its principal financial officer have evaluated the effectiveness of its disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008. Based on that evaluation, its chief executive officer and its principal financial officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Senetek’s management, including its Chief Executive Officer and Chief Financial Officer, Senetek conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the guidelines established in Internal control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, Senetek’s management has concluded that its internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of Senetek’s Board of Directors.

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

Changes in Internal Control over Financial Reporting

During 2008, there were no changes to the Company’s internal controls over financial reporting which were identified in connection with the evaluation of its disclosure controls and procedures required by the Exchange Act rules and which have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2008, the Company had four Directors.

Name	Position with Company	Director Since	Age
Frank J. Massino	Chairman of the Board of Directors and Chief Executive Officer	1998	61
Anthony Williams	Vice Chairman of the Board of Directors	2003	63
Rodger Bogardus	Director	2006	68
Kerry Dukes	Director	2006	46

Frank Massino became Chief Executive Officer of Senetek PLC in November 1998 and became Chairman of the Board of Directors in 1999. Prior to that Mr. Massino served as President of Carmé Cosmeceutical Sciences, Inc., a wholly-owned subsidiary of Senetek. Drawing on professional management experience at major corporations such as Glaxo Inc., Ortho Pharmaceutical Corporation, Johnson & Johnson, Pfizer and IBM, Mr. Massino has reshaped the corporate structure of Senetek, defined its strategic direction and focused the Company on its core competencies, successfully commercialized lead products, greatly expanded the Company’s IP portfolio and eliminated debt. Mr. Massino has created and developed strategic scientific collaborations and industry partnerships that should allow the Company to accelerate product development and commercialization and sustain future growth of the Company.

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

Mr. Massino holds bachelor’s degrees in Finance and Chemistry from the University of Illinois and is a graduate of the Marketing Management Program of the Columbia Executive Program at Columbia University and the Management of Managers Program of the Graduate School of Business Administration at the University of Michigan. Mr. Massino is also highly experienced in drug delivery technology and holds a patent on a drug delivery device, and is a contributing inventor of Pyratine-6™ and 4HBAP. He is an active member of the Licensing Executives Society. Under the Company’s Articles of Association, as an Executive Director, Mr. Massino’s term as a director does not expire.

Anthony Williams was appointed a Director in February 2003 and was most recently re-elected by shareholders at the Annual General Meeting in December 2007. Mr. Williams was appointed Vice Chairman of the Board of Directors in October 2003. He is a partner of Baker & McKenzie LLP, a global law firm headquartered in Chicago. Until September 2005, Mr. Williams was a partner at Coudert Brothers LLP, a New York City-based international law firm and previously served as Chairman of the Executive Committee and as Administrative Partner of the firm, responsible for worldwide operations. Mr. Williams was affiliated with Coudert Brothers LLP from 1973 through September 2005, first as an associate and then as a partner. In September 2006, Coudert Brothers LLP filed for Chapter 11 bankruptcy protection in the Southern District of New York Bankruptcy Court. He received an A.B. in Government and Economics from Harvard University and a Juris Doctor from New York University School of Law. He has been admitted to the Bars of the United States Supreme Court, the State of New York and State of California.

Rodger Bogardus was appointed a Director in May 2006 and was most recently re-elected by the shareholders at the Annual General Meeting in December 2008. Mr. Bogardus is President and founder of Ingredia Resources LLC, which consults with cosmetics and personal care companies in designing, developing and marketing unique functional ingredients for use in topically applied products. Prior thereto Mr. Bogardus was Vice President and Category Head, Research and Development, of GlaxoSmithKline, a global healthcare company, with responsibility for denture care brands from July 2001 to July 2002, and Senior Vice President, Research & Technology, of Block Drug Company, a global healthcare company, from January 1999 to June 2001, when Block Drug was acquired by GlaxoSmithKline. From 1992 through 1998 Mr. Bogardus was Senior Vice President, Global Research and Development Group, of Mary Kay, Inc., a direct selling cosmetics company; from 1986 through 1992 he was Director, European Technology Center, of Colgate-Palmolive Company, a global personal care products company; and prior thereto he held responsible product research and development positions with Richardson-Vicks, Inc., a subsidiary of Procter & Gamble Company, S.C. Johnson & Son, Inc. and The Gillette Company, all global personal care products companies. Mr. Bogardus holds a B.S. degree in Chemistry from Milliken University.

Kerry Dukes was appointed a Director in May 2006 and elected by the shareholders at the Annual General Meeting in December 2006. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities broker-dealer firm in New York City, where he is responsible for the organization, recruitment, financing and implementation of Ardour’s business plan. Mr. Dukes has more than 20 years experience in the investment banking and securities businesses. Prior to co-founding Ardour, Mr. Dukes served as Director/Senior Managing Partner/Head of Global Activities for BlueStone Capital Partners and Trade.com, where he started-up and grew the firm’s brokerage operations and was instrumental in negotiating and selling a significant interest in the company to ABN Amro Bank, N.V. Prior to BlueStone, Mr. Dukes served as a Board Member, Chief Operating Officer and Managing Director of Commonwealth Associates. Mr. Dukes began his career in the management program at Shearson Lehman, an investment bank. He has served on the boards of numerous public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Mr. Dukes attended the State University of New York.

Executive Officers

Frank J. Massino, Chairman of the Board of Directors and Chief Executive Officer (see above).

William O’Kelly, age 54, has been Chief Financial Officer of the Company since April 2006, and Secretary of the Company since August 2006. From July 2005 until April 2006, Mr. O’Kelly was a financial consultant to Netopia, Inc., a manufacturer and distributor of broadband customer premises equipment, remote management software and broadband services. From July 2001 to July 2005, he was Chief Financial Officer and Secretary of Agentis Software, an application development software company which he co-founded; and from April 1998 to July 2001, he was Vice President-Finance and Treasurer of Informix Software, a database software company with revenues in excess of $1 billion. Prior to that he was Chief Financial Officer of Chemical Supplier Technology, an on-site manufacturer of high purity chemicals for silicon wafer and chip fabrication factories from February 1996 to April 1998 and Corporate Controller of Air Liquide America Corporation, an industrial gas manufacturing subsidiary with revenues in excess of $1 billion from August 1993 to February 1996. For 16 years prior to that he performed audit and tax services as a certified public accountant with the accounting firm of Ernst & Young. Mr. O’Kelly holds a BS degree in Accounting from the University of Florida.

Phillip Rose, age 55, has been Chief Operating Officer of the Company since June 2008. Prior to joining the Company, Mr. Rose was Vice President and General Manager of ICN Pharmaceuticals (now Valeant Pharmaceuticals) when the licensing agreement between the Company and ICN was signed and ICN launched Kinerase® from Senetek’s platform technology, Kinetin. Mr. Rose was also President and CEO for Obagi Medical Products, the leader in the Physician Dispensing market. Mr. Rose solidified Obagi operations, added a line of prescription tretinoin and Vitamin C to their product offerings and tripled revenues over a three year period. Mr. Rose also has in-depth international experiences and contacts in the International Physician

Dispensing markets. Prior to ICN, Mr. Rose held executive positions in Sales, Marketing and Operations for Fujisawa USA and Glaxo Inc. Mr. Rose holds a B.S. in Pharmacy from Union University, Albany College of Pharmacy. He is licensed to practice Pharmacy in Kentucky.

Executive officers serve in their offices (without fixed terms) at the pleasure of the Board of Directors.

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

Director Nomination Process

All four of the seats on the Nominating Committee are currently vacant and the functions of the Committee are performed by the full Board which includes one non-independent member, Mr. Massino who is the Company’s Chief Executive Officer. The duties of the Nominating Committee consist, among other things, of identifying individuals qualified to become Board members, selecting, or recommending to the Board, the Director nominees for the next Annual General Meeting, selecting, or recommending to the Board, Director candidates to fill any vacancies on the Board, and receiving proposals for Director nominees from beneficial holders of the Company’s ordinary shares. A copy of the Nominating Committee’s charter is available on the Company’s website at www.senetekplc.com. The Nominating Committee makes an assessment of the suitability of candidates for election to the Board, taking into account business experience, independence, and character. The Board has not, thus far, considered it appropriate to adopt specific, minimum objective criteria for director nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the distribution of the Company’s last proxy statement for its election of directors.

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

To its knowledge, based solely on a review of the copies of such reports furnished to the Company, it believes that all reporting obligations of its officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2008.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, Directors and consultants, and includes additional provisions specifically applicable to its chief executive officer and senior financial officers. A copy of this code of ethics (which is entitled “Senetek PLC – Code of Business Conduct”) can be found on the Company’s website at senetekplc.com. In the event of any amendment to, or waiver from, the code of ethics, the Company will publicly disclose the amendment or waiver by posting the information on its website.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards (2)	Option Awards (2)	All Other Compensation (1)	Total
Frank J. Massino	2008	$384,231	(3)	$—	$—	$475,347	$53,074	$912,652
Chairman and Chief Executive Officer (PEO)	2007	360,000		160,000	27,646	114,699	42,988	705,333
William F. O’Kelly	2008	230,860	(3)	—	—	47,622	19,472	297,954
Chief Financial Officer and Secretary (PFO)	2007	215,000		40,000	8,843	11,143	13,750	288,736
Phillip J. Rose	2008	132,000		—	—	10,852	—	142,852
Chief Operating Officer

(1)	Detail of All Other Compensation

	Year	401(k) Employer Match	Life Insurance	Disability Insurance	Car Allowance	Other	Total
Frank J. Massino	2008	$4,133	$14,067	$13,498	$12,000	$9,376	$53,074
	2007	4,525	12,965	13,498	12,000	—	42,988
William F. O’Kelly	2008	7,750	—	—	6,000	5,722	19,472
	2007	7,750	—	—	6,000	—	13,750
(2)	Stock and option compensation expense is computed in accordance with SFAS 123(R). See Note 9 of Notes to Consolidated Financial Statements for computation details.
(3)	2008 includes the January 2, 2009 payroll paid on December 31, 2008 due to the holiday.

GRANTS OF PLAN-BASED AWARDS

As at December 31, 2008

		Number of Shares
Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards	All Other Option Awards	Exercise Price	Grant Date Fair Value of Stock and Option Awards
Frank J. Massino	January 18, 2008	458,750	—	—	$2.50	$729,725
Chairman and Chief Executive Officer (PEO)	January 18, 2008	81,850	—	—	$2.50	$135,967
William F. O’Kelly	January 18, 2008	48,750	—	—	$2.50	$80,982
Chief Financial Officer and Secretary (PFO)
Phillip J. Rose	June 11, 2008	40,000	—	—	$1.55	$41,635
Chief Operating Officer

Effective January 1, 2008, Mr. Massino’s base salary was increased from $360,000 to $370,000. Effective January 1, 2008, Mr. O’Kelly’s base salary was increased from $215,000 to $222,310. Mr. Rose has served as Senetek’s Chief Operating Officer since June 2008, at an annual salary of $240,000.

The Compensation Committee awarded the equity grants included in the “Grants of Plan-Based Awards”. The Compensation Committee did not award annual cash bonuses for 2008 or salary increases for 2009 in order to preserve cash during this transition period.

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

The Company has a severance agreement dated May 27, 2008 with Mr. Phillip Rose, the Company’s Chief Operating Officer, which provides a two month severance package in the event Mr. Rose is terminated for any reason other than cause.

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

As at December 31, 2008

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (5)	Option Exercise Price	Option Expiration Date
Frank J. Massino	91,750	367,000	(1)	—	$2.50	01/17/2015
Chairman and Chief Executive Officer (PEO)	19,497	62,353	(2)	—	$2.50	01/17/2015
	19,140	18,360	(3)	—	$1.60	12/17/2013
	75,000	—		75,000	$2.08	06/05/2013
	37,500	—		—	$4.40	12/16/2009
	75,000	—		—	$8.00	01/09/2009
William F. O’Kelly	11,612	37,138	(2)	—	$2.50	01/17/2015
Chief Financial Officer and Secretary (PFO)	12,500	—		12,500	$2.08	06/05/2013
Phillip J. Rose	—	40,000	(4)	—	$1.55	06/10/2015
Chief Operating Officer

(1)	Options vest 20% at issue and 20% on each anniversary date through January 18, 2012
(2)	Options vest ratably over 48 months through January 18, 2012
(3)	Options vest ratably over 48 months through December 18, 2010
(4)	Options vest 25% on first anniversary and then ratably over the next 36 months through June 11, 2012
(5)	On June 6, 2006, the Compensation committee awarded 150,000 non-qualified options to Mr. Massino and 25,000 non-qualified options to Mr. O’Kelly. The option grants have a term of seven years and were priced at the Company’s share market price at the close of business on the grant date. The option grants vest 25% each with respect to calendar years 2006, 2007, 2008 and 2009 if and only if one of the two conditions (“A” or “B”) described below are satisfied. If neither condition is satisfied with respect to the calendar year, the tranche applicable to that year plus any unvested cumulative tranches from prior years are carried forward to the following year and fully vested if one of the two conditions are met with respect to that year. The criterion for Condition B was met in 2007 and 2006; the shares are 50% vested at December 31, 2008. Neither Condition A or B was met in 2008, the shares that would have vested in 2008 have been carried forward to 2009.

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

Option Exercises and Stock Vested

An “Option Exercises and Stock Vested” table has not been included as it is not required for Smaller Reporting Companies.

Post Employment Compensation

Disclosures for Pension Benefits and Non-Qualified Deferred Compensation are not included as there were no applicable transactions for the reporting period.

Potential Payments upon Termination or Change in Control

The Company currently has an employment agreement with Mr. Massino and a payment agreement with Mr. O’Kelly that include severance and change of control provisions. These provisions are fully described in the preceding section titled Material Terms of Employment Agreements. In the event Mr. Massino was to be terminated without cause or in the event of a change in control as described above, Mr. Massino would be entitled to a minimum lump sum payment of $370,000 (his current salary) plus a deemed bonus times three. In addition, all unvested stock options and restricted stock would immediately vest. In the event Mr. O’Kelly was to be terminated as a result of a change in control or relocation as described above, Mr. O’Kelly would be entitled to a lump sum payment of $107,500. No severance or change of control payments have been made or are currently due with respect to these agreements. The Company has a severance agreement dated May 27, 2008 with Mr. Phillip Rose, the Company’s Chief Operating Officer, which provides a two month severance package in the event Mr. Rose is terminated for any reason other than cause. There are no other employment agreements in place and no claims existed at December 31, 2008 with respect to employment agreements with past employees.

Director Compensation Tables and Narrative Disclosure

DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash	Option Awards (2) (3)	Total
Anthony Williams	$12,500	$40,044	$52,544
Rodger Bogardus	$12,500	$28,681	$41,181
Kerry Dukes	$12,500	$28,681	$41,181

(1)	Mr. Massino is Chairman of the Board. His compensation is discussed in the Executive Compensation tables.
(2)	Stock option compensation expense is computed in accordance with SFAS 123(R). See Note 9 of Notes to the Consolidated Financial Statements for computation details.
(3)	Mr. Williams holds an aggregate total of 96,250 stock options at December 31, 2008. Mr. Bogardus and Mr. Dukes each hold an aggregate total of 42,500 stock options at December 31, 2008.

Effective January 1, 2008, each non-employee Director receives a $3,125 quarterly cash stipend. New non-employee Directors historically have been granted an option to purchase shares upon joining the Board. There is no established policy requiring such a grant. Subsequent equity grants in the form of stock options, restricted stock or a combination of stock options and restricted stock typically take place annually and are based on each Director’s responsibility, experience, performance and ability to influence the Company’s long-term growth and profitability.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding ordinary shares as of March 31, 2009 by (i) each of Senetek’s Directors who is also a stockholder; (ii) its Chief Executive Officer; (iii) its other executive officers currently in office; and (iv) all executive officers and Directors of Senetek as a group. Frank Massino’s beneficial ownership is 491,435 shares or 6.1%, as shown in the table below. There are no other persons believed by Senetek to beneficially own more than 5% of the Company’s outstanding ordinary Shares. The holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of its Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percentage of Class (1)
Frank J. Massino	491,435	6.1%
William F. O’Kelly	40,815	*
Anthony Williams	92,152	1.2%
Rodger Bogardus	22,771	*
Kerry Dukes	19,771	*

All Directors and Executive Officers as a group	666,944	8.1%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that currently are exercisable or will become exercisable within 60 days of March 31, 2009: Mr. Massino: 422,070; Mr. O’Kelly: 29,190; Mr. Williams: 57,445; Mr. Bogardus: 16,521; and Mr. Dukes: 16,521

See Item 5 above for information regarding the Company’s equity compensation plans.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brothers LLP. Legal fees paid to Baker & McKenzie LLP in 2008 and 2007 were $409,000 and $268,000, respectively.

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin, Dr. Brian Clark, is the Chief Scientist for the Company. As a result of the License Acquisition Agreement with Valeant on March 30, 2007, there have been no revenues from Kinetin and correspondingly, no royalty expenses related to Kinetin since that date. Total royalty expense related to Kinetin sales for 2007 was $573,000, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark is paid an annual consulting fee of $108,000.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors appointed Macias Gini & O’Connell LLP (“Macias Gini”) as independent accountants to examine the Company’s consolidated financial statements for the year ended December 31, 2008 and to render other professional services as required and appointed BDO Stoy Hayward (“BDO Stoy”) as its independent accountants to examine the Company’s English accounts and reports.

Aggregate fees billed by the Company’s principal accountants, Macias Gini for 2008 and 2007, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL LLP—Principal Accountants in the United States:

Type of Service	2008	2007
Audit fees (1)	$137,000	$144,000
Other audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$137,000	$144,000

(1)	Audit fees: This category consists of fees for professional services rendered by Macias Gini for audits of the Company’s annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.
(2)	Other audit-related fees: None
(3)	Tax fees: None
(4)	All other fees: None

Aggregate fees billed by the Company’s principal accountants in the United Kingdom, BDO Stoy for 2008 and 2007, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

BDO STOY HAYWARD LLP—Principal Accountants in the United Kingdom:

Type of Service	2008	2007
Audit fees (1)	$74,000	$61,000
Other audit-related fees (2)	—	—
Tax fees (3)	26,000	36,000
All other fees (4)	—	—

Total	$100,000	$97,000

(1)	Audit fees: This category consists of fees for professional services rendered by BDO Stoy for audits of the Company’s annual financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit and statutory audits required by United Kingdom jurisdictions.
(2)	Other audit-related fees: None
(3)	Tax fees: This category consists of fees for professional services rendered by BDO Stoy for United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.
(4)	All other fees: None

The Audit Committee established a policy governing the Company’s use of the Company’s auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In 2008 and 2007, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. The Audit Committee determined that the rendering of other professional services for audit related matters, tax compliance and tax advice was compatible with these firms maintaining their independence. In 2008 and 2007, no hours were expended on the principal accountant’s engagement to audit the financial statements that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) Financial Statements:

(2) Schedule II—Valuation and Qualifying Accounts

This financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

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

+10.1	Senetek No. 1 Share Option Scheme for Employees.

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference.

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference.

+10.3	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants.

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

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference.

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.52	Warrant to Purchase 125,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference.

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

+10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.75	Consulting Agreement with Stewart Slade May 1, 2004, and incorporated herein by reference.

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference

+10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003, and incorporated herein by reference.

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004, and incorporated herein by reference.

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004

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

*10.113	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences—Furfurylcytosine

+10.114	Payments in the Event of Certain Changes Agreement between Senetek PLC and William F. O’Kelly dated March 5, 2007

10.115	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America

10.116	License, Supply & Distribution Agreement with Triax Aesthetics LLC dated August 6, 2007

+10.117	Employment offer letter to Phillip Rose dated May 22, 2008 and incorporated herein by reference.

10.118	Settlement Agreement with Triax Aesthetics LLC dated June 27, 2008 and incorporated herein by reference.

21	Subsidiaries of Senetek PLC.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference.

24	Power of Attorney included on the signature page to this Annual Report on Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been requested as to certain portions of those exhibits
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this March 31, 2009.

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

Signature	Title	Date

/s/ F. J. MASSINO Frank J. Massino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ W. F. O’KELLY William F. O’Kelly	Chief Financial Officer (Chief Accounting Officer)	March 31, 2009

/s/ A. WILLIAMS Anthony Williams	Vice Chairman of the Board, Director	March 31, 2009

/s/ R. BOGARDUS Rodger Bogardus	Director	March 31, 2009

/s/ K. DUKES Kerry Dukes	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2008. We have also audited the accompanying financial statement schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedule presents fairly, in all material respects, the information set forth therein.

/s/ MACIAS GINI & O’CONNELL LLP
Macias Gini & O’Connell LLP

Sacramento, California

March 31, 2009

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$5,833	$19,979
Short term investments	$10,143	—
Trade receivables (net of allowance for doubtful accounts of $187 in 2008 and $185 in 2007)	148	169
Non-trade receivables	159	119
Inventory (net of reserve of $5 in 2008 and $0 in 2007)	165	140
Prepaids and deposits	140	158
Prepaid tax	411	—

Total current assets	16,999	20,565
Property and equipment—net	98	152

Total assets	$17,097	$20,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$772	$751
Accrued liabilities	855	1,158
Deferred revenue and license fees	178	187
Income tax payable	—	38

Total current liabilities	1,805	2,134

Long term liabilities
Deferred license fees	588	760

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: 100,000,000; $0.58 (40 pence) par value; 7,645,802 shares issued and outstanding at December 31, 2008 and 2007	4,940	4,940
Share premium	85,700	85,050
Accumulated deficit	(75,969)	(72,210)
Accumulated other comprehensive income—currency translation	33	43

Total stockholders’ equity	14,704	17,823

Total liabilities and stockholders’ equity	$17,097	$20,717

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007
	($ in thousands, except for per share data)
Revenue:
Royalties and licensing fees	$1,485	$1,680
Fully paid license revenue	—	24,750
Product sales	360	41

Total revenue	1,845	26,471

Cost of sales:
Royalties & licensing	636	676
Fully paid license	—	569
Product sales	117	22

Total cost of sales	753	1,267

Gross profit	1,092	25,204

Operating expenses:
Research and development	1,141	1,164
Administration, sales and marketing	5,778	4,708

Total operating expenses	6,919	5,872

Operating (loss) income	(5,827)	19,332
Interest income	499	878
Interest expense	(1)	(37)
Asset impairment—goodwill	—	(1,308)
Other income, net	1,267	1,323
Loss on sale of assets	—	(5)

(Loss) income from continuing operations before income taxes	(4,062)	20,183
Benefit (provision) for income taxes	303	(1,640)

(Loss) income from continuing operations	(3,759)	18,543

Discontinued operations
Gain on sale of operations	—	86
Interest on sale of operations	—	3

Income from discontinued operations	—	89

Net (loss) income attributable to ordinary stockholders	$(3,759)	$18,632

Per share basic amounts:
(Loss) income from continuing operations	$(0.49)	$2.43
Income from discontinued operations	—	0.01

Per share basic amounts	$(0.49)	$2.44

Per share diluted amounts:
(Loss) income from continuing operations	$(0.49)	$2.40
Income from discontinued operations	—	0.01

Per share diluted amounts	$(0.49)	$2.41

Weighted average basic ordinary shares outstanding	7,646	7,646
Weighted average diluted ordinary shares outstanding	7,646	7,740

See accompanying notes to the consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

($ in thousands, except for share data)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income- Currency Translation	Net Stockholders’ Equity (Deficit)
Balances January 1, 2007	7,620,078	$4,919	$84,920	$(90,842)	$32	$(971)

Stock based compensation expense related to employee and director stock options	—	—	115	—	—	115
Stock based compensation expense related to restricted stock	25,781	21	15	—	—	36

Total stock based compensation	25,781	21	130	—	—	151

Repurchase of fractional shares	(57)	—	—	—	—	—
Comprehensive income:
Net income attributable to ordinary stockholders	—	—	—	18,632	—	18,632
Translation adjustment	—	—	—	—	11	11

Total comprehensive income	—	—	—	—	—	18,643

Balances December 31, 2007	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823

Stock based compensation expense related to employee and director stock options	—	—	650	—	—	650
Comprehensive loss:
Net loss attributable to ordinary stockholders	—	—	—	(3,759)	—	(3,759)
Translation adjustment	—	—	—	—	(10)	(10)

Total comprehensive loss	—	—	—	—	—	(3,769)

Balances December 31, 2008	7,645,802	$4,940	$85,700	$(75,969)	$33	$14,704

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,759)	$18,632
Gain from sale of discontinued operations	—	(86)
Interest income from discontinued operations	—	(3)

(Loss) income from continuing operations	(3,759)	18,543
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Loss on retirement/sale of assets	—	5
Depreciation and amortization	76	65
Goodwill impairment	—	1,308
Bad debt and inventory reserves	7	35
Stock based compensation	650	151
Changes in assets and liabilities:
Trade receivables	19	1,627
Non-trade receivables	(40)	(101)
Inventory	(30)	(108)
Prepaid expenses and deposits	18	(17)
Prepaid income tax	(411)	—
Accounts payable and accrued liabilities	(282)	405
Income tax liability	(38)	11
Deferred revenue and license fees	(181)	(3,908)

Net cash (used) provided by continuing operations	(3,971)	18,016
Net cash provided by discontinued operations	—	3

Net cash (used) provided by operating activities	(3,971)	18,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short term investments	(10,143)	—
Proceeds from sale of discontinued operations	—	86
Purchase of property and equipment	(22)	(5)

Net cash (used) provided by investing activities	(10,165)	81

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of bank line of credit	—	(1,500)
Effect of exchange rate on cash and cash equivalents	(10)	11

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,146)	16,611
Cash and cash equivalents at the beginning of the year	19,979	3,368

Cash and cash equivalents at the end of the year	$5,833	$19,979

Supplemental disclosures of cash flow information
Interest paid	$1	$37

Income taxes	$314	$1,638

See accompanying notes to consolidated financial statements.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make complex and subjective estimates and assumptions that affect the reported amounts in the Company’s financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve revenue recognition, the establishment of provisions for bad debt and inventory reserves, the determination of fair value of stock compensation awards, realizability of deferred tax assets, impairment of long lived assets, and goodwill valuation.

The Company believes the estimates used are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different estimates. Additionally, changes in actual experience or changes in other qualitative factors could cause our estimates to fluctuate, particularly those with associated with newly launched products.

(c) Cash and Cash Equivalents

For the purposes of the statement of cash flows and balance sheet, the Company considers any highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2008, the Company held $5,594,000 in bank balances in excess of the insurance limits.

(d) Short Term Investments

The Company’s short term investments are classified as held-to-maturity securities. Held-to-maturity securities are measured at amortized cost as it is the Company’s intent to hold these securities to maturity. Interest earned on these securities is included in interest income.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Revenue, Deferred Revenues and Accounts Receivable

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

For sales of skin care products the Company provides no written return rights to its customers. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of December 31, 2008 and 2007 was $0. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions for product returns have approximated management’s estimates.

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $500 and $0 for the years ended December 31, 2008 and 2007, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. The Company estimates its allowance for doubtful accounts pursuant to sales returns based on the Company’s historical rate of returns and current market conditions. To date, losses have been within the range of management’s expectations.

Approximately 90% of net accounts receivable at December 31, 2008 is due from one customer. This balance was collected in full on January 27, 2009. Concentration of credit risk with respect to other trade receivables is limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic regions. As of December 31, 2008 no single customer, with the exception of the customer previously mentioned, represented more than 10% of the net accounts receivable balance.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Inventories and Inventory Reserves

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market using the first in, first out method.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments to the reserves as required. The inventory reserve at December 31, 2008 and 2007 was $5,000 and $0, respectively.

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

(h) Goodwill

Intangible assets consist of goodwill arising from business combinations. Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business (Carme), was amortized over the period of expected benefit of 15 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets including goodwill are not to be amortized until their lives are determined to be finite, however, a recognized intangible asset with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

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

(i) Impairment of Long-Lived Assets

The Company reviews the carrying value of its property and equipment and intangible assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

(j) Research and Development

Expenditures on research and development are expensed as incurred.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Foreign Exchange

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

(l) Calculation of the Number of Shares and Net Income per Share

Earnings per share were computed under the provisions of SFAS No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and fully diluted earnings per share computation.

	December 31
	2008	2007
	(in thousands)
Numerator:
(Loss) income from continuing operations	$(3,759)	$18,543
Income from discontinued operations	—	89

Net (loss) income	$(3,759)	$18,632

Denominator:
Basic weighted average ordinary shares outstanding	7,646	7,646
Potentially dilutive common stock equivalents	—	94

Diluted weighted average ordinary shares outstanding	7,646	7,740

Options and warrants to purchase stock totaling 1,567,000 and 209,000 were outstanding at December 31, 2008 and 2007, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(m) Financial Instruments

The carrying values of cash, short term investments, receivables and current liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

(n) Income Taxes

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance is established to reduce the deferred tax assets when the Company determines it is more likely than not that the related tax benefits will not be realized. The Company periodically reviews the valuation of deferred tax assets in light of expected future operating results.

(o) Stock Compensation Expense

The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. See Note 9 for additional information.

(p) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. There were no advertising expenses in 2008 or 2007.

(q) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and associated direct labor costs, and are recorded in cost of sales. Shipping revenue and costs were immaterial in 2008 and 2007.

(r) Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements “(SFAS 157”), in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact.

In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of SFAS 157 fair value measurements made for purposes of applying SFAS No. 13 Accounting for Leases and related interpretive accounting pronouncements. SFAS 157 for nonfinancial assets and nonfinancial liabilities is effective with financial statements issued for the fiscal year beginning January 1, 2009. Senetek is in the process of evaluating the new standard which is not expected to have a material effect on its consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted in certain circumstances provided that the entity also elects to adopt the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 159 permits entities to choose to measure many financial instruments and

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact on the financial statements of adopting SFAS No. 159 but it is not expected to have a material impact.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, SFAS No. 161 is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which is November 15, 2008. The Company’s adoption of SFAS No. 162 did not have a material impact on results of operations, cash flows or financial position.

3.	Concentration of Risk

The Company’s customers are located principally in the United States. One customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 71% and 13% of net revenues, respectively, and 90% and 0% of net receivables, respectively, in 2008. In 2007, one customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 93% and 5% of net revenues, respectively, and 0% and 100% of net receivables, respectively.

4.	Short Term Investments

Short term investments represent certificates of deposit (CDARS) with various financial institutions totaling $10,143,000 at December 31, 2008. Each CDAR has a principal balance of approximately $99,000 and is outstanding for a period of six months. At December 31, 2008, the Company classified all of its investments as held-to-maturity. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

5.	Inventory

Inventory consists of the following:

	December 31, 2008	December 31, 2007
	($ in thousands)
Raw materials	$119	$68
Work in process	7	50
Finished goods	44	22
Reserve	(5)	—

Total inventory	$165	$140

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property and Equipment

Property and equipment are summarized as follows:

	December 31, 2008	December 31, 2007
	($ in thousands)
Cost:
Office furniture and fixtures	$140	$143
Plant and laboratory equipment	176	160
Leasehold improvements	99	103

	415	406

Accumulated depreciation:
Office furniture and fixtures	121	106
Plant and laboratory equipment	120	89
Leasehold improvements	76	59

	317	254

Net carrying value	$98	$152

7.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2008	December 31, 2007
	($ in thousands)
Accrued salaries and benefits	$236	$476
Legal and professional fees	168	126
Audit and tax fees	212	214
Accountancy fees	30	18
Marketing fees	—	199
Other liabilities and accruals	209	125

	$855	$1,158

8.	Borrowing Arrangements

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Stock Option Plans

The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Under SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. No options were issued in 2007.

Assumptions used to value the stock-based compensation grants were as follows:

Average	2008
Expected volatility	77.8%-78.2%
Weighted-average volatility	77.8%
Expected dividends	0%
Expected term (in years)	7
Risk-free rate	3.2%-3.73%

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

The following table summarizes option transactions under the No. 1 Plan for the two years ended December 31, 2008:

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2007	293,749	$9.44
Forfeited/cancelled	(171,874)	11.15

Balance at December 31, 2007	121,875	6.89

Forfeited/cancelled	—	—

Balance at December 31, 2008	121,875	$6.89

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the No. 1 Plan options outstanding at December 31, 2008.

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$4.40	37,500	0.96	$4.40	37,500	$4.40
$8.00	84,375	0.02	8.00	84,375	8.00

	121,875	0.31	$6.89	121,875	$6.89

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

The following table summarizes option transactions under the No. 2 Plan for the two years ended December 31, 2008:

	Options Outstanding	Weighted Average Exercise price
Balance at January 1, 2007	97,500	$6.08
Forfeited/cancelled	(22,500)	6.47

Balance at December 31, 2007	75,000	6.01

Forfeited/cancelled	(12,500)	15.00

Balance at December 31, 2008	62,500	$4.22

The following table summarizes information about the No. 2 Plan for non-executive directors and consultants’ options outstanding at December 31, 2008.

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$3.28–$5.20	62,500	1.52	$4.22	62,500	$4.22

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 10, 2007, Senetek’s stockholders approved an amendment to the Senetek Equity Plan to increase the maximum shares from 625,000 to 937,500, representing an increase of 312,500 shares.

In June 2008, 40,000 stock options were granted at $1.55 per share, the closing price on the grant date, with an average fair value of $1.00 per share. In January 2008, 458,750 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.59 per share. Also in January 2008, 238,600 stock options were granted at a price of $2.50 per share, the closing stock price on the grant date, with an average fair value of $1.66 per share. No grants were made in 2007. A total of 1,007,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures. These totals include 95,443 stock options issued outside of the shareholder approved plan.

The following table summarizes option and restricted stock transactions under the Senetek Equity Plan:

	Shares Available for Grant	Options Issued Outside of Shareholder Approved Plan	Options and Restricted Stock Outstanding (1)
Balance at January 1, 2007	321,095	—	303,905
Granted	—	—	—
Amendment to plan	312,500	—	—

Balance at December 31, 2007	633,595	—	303,905
Granted	(633,907)	(103,443)	737,350
Forfeited/expired	312	8,000	(8,312)

Balance at December 31, 2008	—	(95,443)	1,032,943

(1)	Includes 25,781 shares of Restricted Stock issued in December 2007.

The following table summarizes information about the Senetek Equity Plan options outstanding at December 31, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$1.55	40,000	6.44	$1.55	—	—
$1.60–$2.08	277,812	4.50	$2.01	139,298	$2.01
$2.50	689,350	6.05	$2.50	146,679	$2.50

The intrinsic value of the Company’s outstanding vested stock options at December 31, 2008 was $0 as the exercise prices of the options exceeded the market price of the Company’s stock. The intrinsic value at December 31, 2007 was $149,000.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and Director stock options under SFAS No. 123(R) for 2008 and 2007, which was allocated as follows (in thousands):

	2008	2007
Administration, sales and marketing	$648	$147
Research and development	2	4

Stock-based compensation expense included in operating expenses and net income (loss)	$650	$151

As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $601,000 and is expected to be recognized over a weighted average period of 2.61 years. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $69,000, expected to be recognized over a weighted average period of 2.13 years.

11.	Stockholders’ Equity

The following warrants were outstanding at December 31, 2008:

Warrant Type	Warrants Issued and unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011

The series E warrants were issued in association with the retirement of senior secured Notes in March 2006. The warrants entitled the holder to purchase ordinary shares convertible into American Depositary Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. The offer and sale of the warrants was made in compliance with and in reliance upon the provision of Regulation S under the United States Securities Act of 1933, as amended. Warrants for 12,500 ordinary shares with an exercise price of $4.96 expired in September 2008.

12.	Taxation

Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, the treatment of share-based payments under SFAS No. 123(R) that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Senetek’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate. The Company accounts for income taxes under the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only if the tax position is more likely than not of being sustained. Senetek recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, along with net operating loss carryforwards. No benefit has been recognized in the financial statements as the benefit is offset by an equal valuation allowance. As of December 31, 2008, management did not consider it more likely than not that it would generate taxable income to utilize such tax loss carryforwards.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and December 31, 2008. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for December 31, 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2008, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

The tax return years 2004 through 2007 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating loss carryforwards (“NOLs”) generated in 1993 through 2005, remain open to examination by the major domestic taxing jurisdictions.

Senetek is incorporated in England with two U.S. subsidiaries and one Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. subsidiaries are subject to United States tax on a worldwide basis (including state taxes) with similar relief for foreign taxes. The United Kingdom does not permit prior year NOLs to offset current year interest income. However current year NOLs can offset interest income in the current year and can be carried back two years. As a result, the Company has recorded a 2008 receivable for the tax paid in 2007 on interest income.

	Year ended December 31
	2008	2007
	($ in thousands)
Income (loss) from continuing and discontinued operations before income taxes included the following:
US (loss) income	$(3,387)	$20,893
Foreign loss	(675)	(621)

Total	$(4,062)	$20,272

	December 31
	2008	2007
	($ in thousands)
Income tax (benefit) expense is comprised of the following:
Current federal taxes continuing operations	$(21)	$374
Current state taxes continuing operations	(65)	1,021
Current foreign taxes continuing operations	(217)	245

Total tax-continuing operations	$(303)	$1,640

There was no tax allocated to discontinued operations in 2007.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense or benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	2008	2007
Computed expected tax expense	34%	34%
State tax rate, net of federal benefit	6%	6%
Permanent differences	(1)%	—
Utilization of tax loss carryforward	—	(34)%
Timing differences and losses for which no benefit has been recognized	(33)%	(1)%
Credits and other	1%	4%

	7%	9%

Deferred tax assets are comprised of the following (1):

	December 31
	2008	2007
	($ in thousands)
Net operating loss carryforwards	$18,141	$17,385
Reserves and accruals	434	459
Stock-based compensation	1,331	824
Tax credits	228	222
Depreciation and Amortization	266	320
State Tax	1	462

Gross deferred tax asset	$20,401	$19,672
Valuation allowance	(20,401)	(19,672)

Net deferred tax asset	$—	$—

(1)	No deferred tax liability at December 31, 2008 or 2007

Included in Senetek’s net operating loss carryforwards are provisional tax losses available to the Company in the United Kingdom, estimated to be approximately $39,967,000 at the end of fiscal year 2008. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom. The United Kingdom tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

At December 31, 2008, the Company has federal net operating loss carryforwards of approximately $17,385,000. Federal net operating losses expire at varying dates from 2008 through 2028. At December 31, 2008, California net operating losses are estimated to be $544,000. California net operating losses expire at varying dates from 2010 through 2018. The Company is considered a loss corporation per Internal Revenue Code Section 382. The Company has not experienced an ownership change as defined in Section 382 and therefore is not limited in its utilization of US NOL carryovers and other tax attributes.

At December 31, 2008 and 2007, management did not consider it more likely than not that it’s net deferred tax assets would be realizable and, as a result, the Company has established a 100% valuation allowance against such assets. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $729,000 and a decrease of $10,113,000, respectively. The change in the valuation allowance is primarily related to changes in the Company’s NOL.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the historical and projected future taxable income and tax planning strategies in making this assessment. The Company will continue to maintain a full valuation allowance, since negative evidence outweighs positive evidence.

13.	Discontinued Operations

On December 31, 2002, the Company closed a transaction in which the United States International Trading Corporation (“USITC”) purchased its rights to the Mill Creek personal care line, the Silver Fox hair care line and other brands acquired by Senetek in its 1995 acquisition of Carmé Inc. Based on the prior history with the customer, the gain on the transaction was recognized when collection was probable, which was deemed to be when cash was received. All gains arising from this transaction were classified as a component of discontinued operations. In 2007, Senetek received $89,000 in payments comprised of $86,000 in principal and $3,000 in interest representing the final payment due under the arrangement.

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

Financial information regarding the operating segments was as follows:

	2008			2007
	Skincare	Pharma- ceutical	Total	Skincare	Pharma- ceutical	Total
Revenues	$532	$1,313	$1,845	$25,102	$1,369	$26,471
Cost of sales	124	629	753	596	671	1,267

Gross profit	$408	$684	$1,092	$24,506	$698	$25,204

Gross profit percentage	77%	52%	59%	98%	51%	95%
Unallocated operating expenses			6,919			5,872

Operating (loss) income			$(5,827)			$19,332

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s customers are principally in the United States.

Geographic Areas	2008	2007
	($ in thousands)
Net revenues-continuing operations
United States	$1,813	$26,381
Other foreign countries	32	90

Total consolidated	$1,845	$26,471

Long lived assets
United States	$12	$18
United Kingdom and Denmark	86	134

Total long lived assets	$98	$152

The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public and from where the primary sales and development of skincare activities are directed.

15.	Commitments and Contingencies

(a) Research

Under an agreement with the Institute of Experimental Botany which expired on December 31, 2008, Senetek paid $80,000 in 2008, $90,000 in 2007 and $70,000 in 2006 to support the Institute’s continued research on certain cytokinins. The Company has committed in principal to continue to fund research in 2009 at approximately the same cost as incurred in the prior three years. This agreement will be finalized in the second quarter of 2009.

In April 2005, the Company entered into an amendment of the agreement with RFMH, under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through July 10, 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year (on a pro rata basis) through the new term of the license.

(b) Commitments under Operating Leases

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payments
($ in thousands)
2009	$56
2010	16
2011	2

$74

Rent expense was approximately $272,000 and $139,000 in 2008 and 2007, respectively.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Litigation

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

On April 11, 2003, the Company filed lawsuit against OMP, Inc. (“OMP”) in the Los Angeles County Superior Court for common law misappropriation, breach of confidence, breach of contract, breach of implied covenant of good faith and fair dealing, intentional and negligent interference with prospective economic advantage, statutory and common law unfair competition, and unjust enrichment, and on October 28, 2003, OMP filed a lawsuit against Senetek in the United States District Court for the Northern District of California for violation of the Sherman Act and unfair competition as a result of Senetek’s alleged abuse of patents. In March 2004, the Company entered into a settlement agreement with OMP under which, in exchange for Senetek granting OMP the ongoing non-exclusive right to market and sell specified Obagi-K products containing Kinetin in Japan limited to its existing channel of trade, Senetek received an upfront payment of $1.5 million in April 2004 and is to receive additional royalty payments, up to a total of $500,000, based on sales in Japan of skincare products containing Kinetin under the Obagi name. Through December 31, 2008, the Company had received $297,000 of the total $500,000.

(d) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement with Mr. Frank J. Massino, the Company’s Chairman and CEO, most recently amended as of April 2006. The agreement and amendments, which were approved by the Compensation Committee of the Board of Directors, provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to annual increases (salary was $360,000 for 2007 and increased to $370,000 effective January 1, 2008). The contract also provides for an automobile allowance of $1,000 per month and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years’ worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has a severance agreement dated May 27, 2008 with Mr. Phillip Rose, the Company’s Chief Operating Officer, which provides a two month severance package in the event Mr. Rose is terminated for any reason other than cause.

(e) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director’s and Officer’s liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

16.	Related Party Transactions

The Company is required to pay the two discoverers of Kinetin an equal royalty based on the Company revenues from Kinetin. One of the discoverers of Kinetin, Dr. Brian Clark, is the Chief Scientist for the Company. As a result of the License Acquisition Agreement with Valeant on March 30, 2007, there have been no revenues from Kinetin and correspondingly, no royalty expenses related to Kinetin since that date. Total royalty

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense related to Kinetin sales for 2007 was $573,000, of which Dr. Clark received 50%. For his role as Chief Scientist, Dr. Clark was paid an annual fee of $108,000 in 2008 and 2007.

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm of Baker & McKenzie LLP since September 2005 and prior to that was a partner of the law firm of Coudert Brother LLP. Both law firms have rendered legal services to the Company. 2008 and 2007 legal fees paid to Baker & McKenzie LLP totaled $409,000 and $268,000, respectively.

17.	Subsequent Events

On December 16, 2008, shareholders approved a reclassification of share premium to accumulated deficit for the UK Company. The reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On January 21, 2009, the cancellation was confirmed by the English High Court. Effective with the English High Court confirmation, the Company may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

SCHEDULE II

SENETEK PLC

VALUATION AND QUALIFYING ACCOUNTS

	Balance, Beginning of Period	Additions Charges to Revenues or Costs and Expenses	Deductions- Write-offs Charged to Reserve	Balance, End of Period
ALLOWANCES AGAINST TRADE AND NON-TRADE RECEIVABLE—

Year Ended December 31,
2008	$185,000	$2,000	$—	$187,000
2007	150,000	35,000	—	185,000

ALLOWANCES AGAINST INVENTORIES—

Year Ended December 31,
2008	$—	$5,000	$—	$5,000
2007	—	—	—	—