Form 10-Q
period 2009-03-31
SENETEK PLC /ENG/
filed 2009-05-15
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of Ordinary Shares outstanding as of March 31, 2009: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31
	2009	2008
Revenues
Royalties and licensing fees	$367	$322
Product sales	94	119

Total revenue	461	441

Cost of sales
Royalties and licensing	145	125
Product sales	10	25

Total cost of sales	155	150

Gross profit	306	291

Operating expenses
Research and development	404	246
Administration, sales and marketing	1,113	1,913

Total operating expenses	1,517	2,159

Operating loss	(1,211)	(1,868)
Interest income	66	159

Loss before income taxes	(1,145)	(1,709)

Provision for income taxes	(2)	(48)

Net loss attributable to ordinary stockholders	$(1,147)	$(1,757)

Basic and diluted loss per share	$(0.15)	$(0.23)
Weighted average basic and diluted ordinary shares outstanding	7,646	7,646

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,244	$5,833
Short-term investments	10,140	10,143
Trade receivables (net of allowance for doubtful accounts of $187 in 2009 and 2008)	341	148
Non-trade receivables	125	159
Inventory (net of reserves of $5 in 2009 and 2008)	291	165
Prepaid expenses and deposits	143	140
Prepaid tax	411	411

Total current assets	15,695	16,999
Property and equipment—net	76	98

Total assets	$15,771	$17,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$632	$772
Accrued liabilities	783	855
Deferred revenue and license fee	172	178
Other liabilities	53	—

Total current liabilities	1,640	1,805

Deferred license fee	545	588
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; issued and outstanding 7,645,802 at March 31, 2009 and December 31, 2008	4,940	4,940
Share premium	85,285	85,700
Accumulated deficit	(76,669)	(75,969)
Accumulated other comprehensive income—translation adjustments	30	33

Total stockholders’ equity	13,586	14,704

Total liabilities and stockholders’ equity	$15,771	$17,097

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands, except ordinary shares)

(Unaudited)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity
Balances January 1, 2009	7,645,802	$4,940	$85,700	$(75,969)	$33	$14,704
Stock-based compensation expense related to employee and Director stock options	—	—	85	—	—	85
Cumulative effect of adjustment upon the adoption of EITF 07-5	—	—	(500)	447	—	(53)
Comprehensive loss:
Net loss attributable to ordinary stockholders	—	—	—	(1,147)	—	(1,147)
Translation adjustments	—	—	—	—	(3)	(3)
Total comprehensive loss	—	—	—	—	—	(1,150)

Balances March 31, 2009	7,645,802	$4,940	$85,285	$(76,669)	$30	$13,586

For the three months ended March 31, 2008, the comprehensive income related to translation adjustment was $5 and total comprehensive loss was $1,752.

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,147)	$(1,757)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	22	9
Stock-based compensation	85	156
Changes in assets and liabilities:
Trade receivables	(193)	(188)
Non-trade receivables	34	(1)
Inventory	(126)	(74)
Prepaid expenses and deposits	(3)	(66)
Accounts payable and accrued liabilities	(212)	(251)
Deferred revenue and license fees	(49)	(58)

Net cash used in operating activities	(1,589)	(2,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of short-term investments	3	—

Net cash provided by investing activities	3	—

Effect of exchange rate changes on cash	(3)	5

Net change in cash and cash equivalents	(1,589)	(2,225)
Cash and cash equivalents at the beginning of period	5,833	19,979

Cash and cash equivalents at the end of period	$4,244	$17,754

Supplemental disclosures of cash flow information
Income taxes paid	$5	$30
Initial valuation of derivative liability	$53	$—

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

For detailed financial information, please consult the Company’s consolidated financial statements included in its 2008 10-K Report.

The Company’s corporate website is located at www.senetekplc.com. Its Annual Reports on Form 10-K for the 2008 fiscal year, in addition to its interim financial reports on Form 10-Q for fiscal 2009 and 2008, are available on its website, and SEC filings will similarly be available as soon as practicable after they are filed with the SEC. Its other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Senetek Investor Relations, 831-A Latour Court, Napa, California, 94558.

2.	Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X for smaller reporting companies. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited consolidated balance sheet at that date. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Revenue Recognition: The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

For sales of skin care products the Company provides no written return right to its customers. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, the Company continuously monitors and tracks product returns and records a provision for the estimated future amount of such future returns, based on historical experience and any notification received of pending returns. The allowance for future sales returns as of March 31, 2009 and 2008 was $0. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions for product returns have approximated management’s estimates.

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $175 and $0 for the quarters ended March 31, 2009 and 2008, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Stock-Based Compensation: The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant.

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

The Company believes the estimates used are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different estimates. Additionally, changes in actual experience or changes in other qualitative factors could cause our estimates to fluctuate, particularly those associated with newly launched products.

Fair Value of Financial Instruments: The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SFAS No. 157, Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for using fair value:

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Warrants	$—	$—	$53	$53

Recent Accounting Pronouncements: In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 that defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of SFAS No. 157 fair value measurements made for purposes of applying SFAS No. 13, Accounting for Leases and related interpretive accounting pronouncements. SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is effective with financial statements issued for the fiscal year beginning January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on Senetek’s consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, SFAS No. 161 is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company’s adoption of SFAS No. 161 did not have a material impact on results of operations, cash flows or financial position.

In June 2008, the Emerging Issues Task Force Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, was issued. EITF 07-5 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. EITF 07-5 is effective for financial statements issued for fiscal years after December 15, 2008 and interim periods within those fiscal years. See Note 5 for additional information.

In April 2009, FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (collectively “FSP/APB”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact on the financial statements of adopting FSP/APB, but it is not expected to have a material impact.

In May 2008, the FASB Staff Position No. Accounting Principles Board 14-1, (“APB 14-1”) Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement), was issued. APB 14-1 addresses the accounting for certain convertible debt instruments that may be settled in cash (or other assets) upon conversion, including partial cash settlement. APB 14-1 provides that the liability and equity components should be accounted for separately, in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 does not affect any embedded conversion options that are supposed to be accounted for under FAS 133. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of APB 14-1 did not have a material impact on results of operations, cash flows or financial position.

3.	License Revenues

For the three months ended March 31, 2009 and 2008, royalty and licensing fees recorded were $367,000 and $322,000, respectively, primarily representing $323,000 and $279,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market using the first-in, first-out method.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments as required. The inventory reserve at March 31, 2009 and December 31, 2008 was $5,000.

	March 31, 2009	December 31, 2008
	($ in thousands)
Raw materials	$132	$119
Work in process	5	7
Finished goods	159	44
Reserve	(5)	(5)

Total inventory	$291	$165

5.	Other Liabilities

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. As part of the adoption of EITF 07-05, the Company recorded the value of the warrants as a liability.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5:

	Other Liability	Share Premium	Accumulated Deficit
	($ in thousands)
Record January 1, 2009 derivative instrument liability related to warrant	$53	$—	$53
Record the reversal of prior accounting related to the warrant	—	(500)	(500)

	$53	$(500)	$(447)

Derivative Liabilities

The Company currently does not have derivative instruments to manage its exposures to commodity prices, currency risk or interest rates. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to obtain the fair value of the Company’s warrant using the following assumptions at March 31, 2009:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	70.8%	0.81%	1.93	$1.20

The Company determined that the change in estimated fair value of the warrants from January 1, 2009 was not significant.

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	March 31, 2009	December 31, 2008
		($ in thousands)
Warrant	Other liabilities	$53	$—

There was no income or expense associated with changes in derivative instrument fair values recorded in the accompanying Statement of Operations for the three months ended March 31, 2009 and 2008.

6.	Stock Compensation Expense

The following table summarizes stock-based compensation expense related to employee and Director stock options under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008, which was allocated as follows:

	Three Months Ended March 31
	2009	2008
	($ in thousands)
Stock-Based Compensation Expense:
Administration, sales and marketing	$85	$155
Research and development	—	1

Stock-based compensation expense included in operating expenses and net loss	$85	$156

As of March 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $516,000 and is expected to be recognized over a weighted average period of 2.36 years. As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $972,000.

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

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. During the three months ended March 31, 2009, no grants have been made. In 2008, 737,350 options were granted. A total of 1,007,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures. These totals include 95,443 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options were exercised from Plan 1 or Plan 2 for the three months ended March 31, 2009 or 2008. During the three months ended March 31, 2009, 84,375 options granted under Plan 1 expired and no options granted under Plan 2 expired.

Outstanding Options:

Senetek Equity Plan—At March 31, 2009, 911,719 stock options with a weighted average exercise price of $2.35 were outstanding, of which 372,306 stock options with a weighted average exercise price of $2.31 were exercisable.

Outside the Senetek Equity Plan—At March 31, 2009, 95,443 stock options with a weighted average exercise price of $2.10 were outstanding, of which 22,178 stock options with a weighted average exercise price of $2.50 were exercisable.

Plan 1—At March 31, 2009, 37,500 stock options with a weighted average exercise price of $4.40 were outstanding, all of which were exercisable.

Plan 2—At March 31, 2009, 62,500 stock options with a weighted average exercise price of $4.22 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at March 31, 2009, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using either the binomial or Black-Scholes-Merton model to value the stock option based on its terms and conditions. No options were granted during the three months ended March 31, 2009.

7.	Earnings per Ordinary Share

Earnings per share were computed under the provisions of SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,482,162 and 1,559,537, were outstanding at March 31, 2009 and 2008, respectively.

Options and warrants to purchase Ordinary shares totaling 1,482,162 for the three months ended March 31, 2009, and 1,559,537 for the three months ended March 31, 2008, were excluded in the computation of diluted earnings per Ordinary share because the effect of such inclusion would have been antidilutive.

8.	Segment Reporting and Concentration of Risk

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

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Thousands of dollars
Revenues	$323	$138	$461	$279	$162	$441
Cost of sales	145	10	155	125	25	150

Gross profit	$178	$128	$306	$154	$137	$291

Gross profit percentage	55%	93%	66%	55%	85%	66%
Unallocated operating expenses			1,517			2,159

Operating loss			$(1,211)			$(1,868)

For the three months ended March 31, 2009, there were no revenues from outside the United States. For the three months ended March 31, 2008, revenues from outside the United States (principally Greece) were 7% of total revenues.

One customer accounted for 70% of revenues for the three months ended March 31, 2009. Two customers accounted for 63% and 20% of revenues for the three months ended March 31, 2008.

One customer accounted for 91% of accounts receivable at March 31, 2009. Two customers accounted for 76% and 19% of accounts receivable at March 31, 2008.

Senetek has a research and development laboratory in Aarhus, Denmark. At March 31, 2009 and 2008, property and equipment, net of accumulated depreciation, at this location was valued at $65,000 and $127,000, respectively.

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

(b) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers’ liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of March 31, 2009.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

(c) Other

In August 2007, the Company signed a lease for office space that it currently occupies. The lease is for a two year period from March 2008 through February 2010. Minimum annual non-cancellable rent under the lease is approximately $48,000.

10.	Subsequent Events

Under a proposed amended agreement, which will be effective January 1, 2009, with the Institute of Experimental Botany, Senetek will be committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in 2011 through 2014 to support the Institute’s continued research on certain cytokinins. The proposed amended agreement, which has been agreed in principal by both parties and which will be signed in May 2009, extends the original agreement for an additional six years through December 31, 2014. $25,000 of the 2009 commitment was accrued as of March 31, 2009.

In May 2009, the Company signed a lease for office space in Brentwood, Tennessee to accommodate customer care and inside sales. The lease is for an initial three year period from June 2009 through May 2012 with a lessee option for an additional two years. Total non-cancellable rent under the lease is approximately $310,000 for the three year term.

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

The Skincare segment is comprised of:

•

Pyratine-6™, a proprietary second generation cytokinin for the treatment of aging skin and Pyratine XR™ for the visible signs and symptoms associated with various conditions such as rosacea, eczema, contact dermatitis and menopause. The Company markets and sells these products exclusively to physicians in the North American market and is pursuing additional commercial opportunities in other channels of distribution and geographies.

•

4HBAP, a proprietary second generation aromatic cytokinin. Representing a new classification of cytokinins, 4HBAP has successfully completed clinical tests for the treatment of photodamaged skin. Senetek is currently formulating sales and marketing strategy for various market channels and geographies.

•

Kinetin is Senetek’s first generation cytokinin. Through March 30, 2007, Senetek licensed Kinetin to 10 companies in various channels of distribution and geographies and licensed Zeatin, Kinetin’s analog, exclusively to Valeant Pharmaceuticals International (“Valeant”). On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

•

Approximately 20 cytokinin and non cytokinin compounds targeting a number of dermatological and skincare conditions that have been identified, initially screened and indicated positive results for conditions with significant market potential.

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

•

Senetek has acquired two royalty-based licenses for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences (“PAS”). The agreements grant Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using RNAi technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors and RNAi based therapeutic technology for the potential use against a broad range of cancers. Recently this technology associated with treatment of brain tumors has been successfully applied to patients with glioblastoma multiforme, a severe form of brain tumor.

In the case of emerging skincare and dermatological therapeutic products, the Company may opt to enter marketing collaborations; to continue to develop or co-develop its own distribution capability within certain channels which can be efficiently serviced without significant infrastructure or enter license agreements whereby the licensee assumes responsibility for marketing and government approvals within their respective licensed territories.

In the case of Invicorp® and monoclonal antibodies, the Company’s commercial partners have undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

The Company conducts research, development and evaluation of new skincare products at its dedicated laboratory facility in Aarhus, Denmark. In addition, it leverages its research and development staff and resources through research agreements with third-party consultants, clinicians and research scientists having particular expertise in its areas of interest.

The markets in which the Company competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

Revenues for the first quarter of 2009 totaled $461,000. Royalties on sales of monoclonal antibodies were $323,000, an improvement over the $279,000 in monoclonal antibody royalties in the first quarter of 2008 resulting from increased demand for the products from research institutions. Pyratine product sales totaled $93,000 in the first quarter of 2009 compared to $89,000 in the first quarter of 2008. Pyratine XR™, launched in early March 2009, made a limited contribution to total Pyratine sales in the first quarter due to the timing of the launch. Sales of Kinetin raw material and formulated products totaled $1,000 in the first quarter of 2009 compared to $30,000 in the first quarter of 2008. Other sources of revenue were comparable quarter to quarter.

Gross profit margin for each of the first quarters of 2009 and 2008 was 66% of revenue. Skincare gross profit rate for the three months ended March 31, 2009, increased to 93% from 85% for the three months ended March 31, 2008. This increase is due to sales of higher margin Pyratine-6™ and Pyratine XR™ products in the current quarter. Pharmaceutical gross profit was 55% for each of the three months ended March 31, 2009 and 2008.

Operating expenses for the three months ended March 31, 2009, decreased 30% as compared to the three months ended March 31, 2008, principally a result of the 2008 amortization of $926,000 of marketing fees paid under the Triax agreement prior to its cancellation, combined with decreased stock compensation costs of $71,000 as compared to the same period in the prior year. These decreases were partially offset by increases in marketing costs for Pyratine-6™ and Pyratine XR™ of $158,000 combined with increased spending in research and development related to patents of $115,000 and clinical trials and product testing of $34,000. Senetek expects to continue to increase investment in research and development of new skincare products and increase sales and marketing expenses for the Pyratine line and other new compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Operating loss for the three months ended March 31, 2009, was $1,211,000 as compared to an operating loss of $1,868,000 for the three months ended March 31, 2008. The decrease in 2009 is primarily due to marketing fees paid in the first quarter of 2008 under the Triax agreement prior to its termination.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations. Management believes its cash, cash equivalents, short-term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $1,589,000 for the three months ended March 31, 2009, compared to net cash used by operating activities of $2,230,000 for the three months ended March 31, 2008. The decrease is primarily attributed to marketing fees paid to Triax in the first quarter of 2008, prior to the termination of the agreement with Triax. The Company expects to continue to use cash in operating activities for the remainder of 2009.

Cash and cash equivalents decreased to $4,244,000 at March 31, 2009, from $17,754,000 at March 31, 2008, principally reflecting the purchase of short-term investments of $10,140,000 and net cash used in operations.

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

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2008, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of goodwill and other long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock-based compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2008, the date of its last audited financial statements.

Results of Operations for the three months ended March 31, 2009 and 2008

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the 2008 10-K. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2008.

Revenues for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31
	2009	% change in 2009 versus 2008	2008
Segment
Skincare
Royalties from licensing	$44	2%	$43
Product sales	94	(21)%	119

Total skincare revenue	138	(15)%	162

Pharmaceutical
Royalties on monoclonal antibodies	323	16%	279

Total pharmaceutical revenue	323	16%	279

Total revenue	$461	5%	$441

Total revenues for the three months ended March 31, 2009, were $461,000; a 5% increase from total revenue of $441,000 for the three months ended March 31, 2008. The increase is directly attributed to increased sales by Covance and the resulting increase in royalties on monoclonal antibodies combined with increased sales of Pyratine products offset, in part, by a decrease in sales of Kinetin raw materials and formulated products.

Gross Profit for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31
	2009	% change in 2009 versus 2008	2008
Segment
Skincare	$128	(6)%	$137
Pharmaceutical	178	15%	154

Total gross profit	$306	5%	$291

Gross profit percentage
Skincare	93%		85%
Pharmaceutical	55%		55%
Total gross profit percentage	66%		66%

Total gross profit for the three months ended March 31, 2009, was $306,000; a 5% increase from total gross profit of $291,000 for the three months ended March 31, 2008.

Skincare gross profit percentage for the three months ended March 31, 2009, increased eight percentage points as compared to the three months ended March 31, 2008. This increase is due to sales of higher margin Pyratine-6™ and Pyratine XR™ products in the current quarter as compared to the prior year quarter. Pharmaceutical gross profit was 55% for the three months ended March 31, 2009 and 2008.

Gross profit margins for skincare vary depending on the product. The Company expects that for the remainder of 2009, overall skincare margins will be in a range from 80% to 90%, depending on the products sold.

Research and Development Expense for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31
	2009	% change in 2009 versus 2008	2008
Research and development	$404	64%	$246
Percentage of total revenue	88%		56%

Research and development expense consists primarily of employee related expenses, patent costs, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was higher in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The $158,000 increase in the current year expense is primarily attributable to increases of $34,000 in testing and development expense and $115,000 in patent costs, as compared to the three months ended March 31, 2008. Senetek expects to continue to accelerate research and product development and, as a result, expects research and development expense to continue to increase in the future. Patent costs primarily represent legal and filing fees for skincare and pharmaceutical patents throughout the world.

Administration, Sales and Marketing for the three months ended March 31

Thousands of dollars

	Three Months Ended March 31
	2009	% change in 2009 versus 2008	2008
Administration, sales and marketing	$1,113	(42)%	$1,913
Percentage of total revenue	241%		434%

For the three months ended March 31, 2009 and 2008, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended March 31
Thousands of dollars	2009	2008
Expense Category
Payroll, benefits and consulting	$445	$391
Stock-based compensation expense	85	156
Advertising and marketing	189	31
Triax marketing	—	926
Legal and other professional fees	117	150
Travel and related	129	114
Rent and office expenses	79	79
Insurance-liability	55	59
Depreciation and other non-cash expenses	1	2
Other	13	5

Total	$1,113	$1,913

For the three months ended March 31, 2009, administration, sales and marketing expenses decreased 42% over the prior year comparable periods. This is primarily the result of the current quarter decreases in Triax marketing expense of $926,000 and stock-based compensation expense of $71,000, partially offset by increases in marketing costs for Pyratine-6TM and Pyratine XRTM of $158,000.

Interest Income

Interest income for the three months ended March 31, 2009 has decreased $93,000 as compared to the same period in the prior year due to reduced cash balances combined with reduced interest rates in the current year.

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

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SENETEK PLC (Registrant)

Date: May 15, 2009	By:	/S/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: May 15, 2009	By:	/S/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)