Form 10-Q
period 2009-06-30
SENETEK PLC /ENG/
filed 2009-08-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Number of Ordinary Shares outstanding as of June 30, 2009: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues
Royalties and licensing fees	$345	$520	$712	$842
Product sales	79	171	173	290

Total revenue	424	691	885	1,132

Cost of sales
Royalties and licensing	136	228	281	353
Product sales	7	32	17	57

Total cost of sales	143	260	298	410

Gross profit	281	431	587	722

Operating expenses
Research and development	379	329	783	575
Administration, sales and marketing	1,228	1,087	2,341	3,000

Total operating expenses	1,607	1,416	3,124	3,575

Operating loss	(1,326)	(985)	(2,537)	(2,853)
Interest income	28	70	94	229
Interest expense	(1)	—	(1)	—
Other income	1	1,192	1	1,192

(Loss) income before income taxes	(1,298)	277	(2,443)	(1,432)

Provision for income taxes	(1)	(20)	(3)	(68)

Net (loss) income attributable to ordinary stockholders	$(1,299)	$257	$(2,446)	$(1,500)

Basic and diluted (loss) income per share	$(0.17)	$0.03	$(0.32)	$(0.20)
Weighted average basic and diluted ordinary shares outstanding	7,646	7,646	7,646	7,646

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,799	$5,833
Short-term investments	10,208	10,143
Trade receivables (net of allowances of $188 in 2009 and $187 in 2008)	314	148
Non-trade receivables	124	159
Tax receivable	377	352
Inventory (net of reserves of $5 in 2009 and 2008)	282	165
Prepaid expenses and deposits	149	140
Prepaid tax	63	59

Total current assets	14,316	16,999
Property and equipment—net	91	98

Total assets	$14,407	$17,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$661	$772
Accrued liabilities	624	855
Deferred revenue and license fee	172	178
Other liabilities	53	—

Total current liabilities	1,510	1,805

Deferred license fee	502	588
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; issued and outstanding 7,645,802 at June 30, 2009 and December 31, 2008	4,940	4,940
Share premium	85,377	85,700
Accumulated deficit	(77,968)	(75,969)
Accumulated other comprehensive income—translation adjustments	46	33

Total stockholders’ equity	12,395	14,704

Total liabilities and stockholders’ equity	$14,407	$17,097

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands, except ordinary shares)

(Unaudited)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Equity
Balances January 1, 2009	7,645,802	$4,940	$85,700	$(75,969)	$33	$14,704
Stock-based compensation expense related to employee and Director stock options	—	—	177	—	—	177
Cumulative effect of adjustment upon the adoption of EITF 07-5			(500)	447		(53)
Comprehensive loss:
Net loss attributable to ordinary stockholders	—	—	—	(2,446)	—	(2,446)

Translation adjustments	—	—	—	—	13	13

Total comprehensive loss	—	—	—	—	—	(2,433)

Balances June 30, 2009	7,645,802	$4,940	$85,377	$(77,968)	$46	$12,395

For the six months ended June 30, 2008, the comprehensive income related to translation adjustment was $3 and total comprehensive loss was $1,497.

For the three months ended June 30, 2009, the comprehensive income related to translation adjustment was $16 and total comprehensive loss was $1,283.

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,446)	$(1,500)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	35	30
Reserve for sales returns	1	—
Stock-based compensation	177	330
Changes in operating assets and liabilities:
Trade receivables	(167)	(336)
Non-trade receivables	35	(69)
Tax receivable	(25)	—
Inventory	(117)	(26)
Prepaid expenses and deposits	(9)	(5)
Prepaid tax	(4)	—
Accounts payable	(111)	92
Accrued liabilities	(231)	(600)
Deferred revenue and license fees	(92)	(101)
Income taxes	—	31

Net cash used in operating activities	(2,954)	(2,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(65)	—
Purchase of property and equipment	(28)	(25)

Net cash used by investing activities	(93)	(25)

Effect of exchange rate changes on cash	13	3

Net change in cash and cash equivalents	(3,034)	(2,176)
Cash and cash equivalents at the beginning of period	5,833	19,979

Cash and cash equivalents at the end of period	$2,799	$17,803

Supplemental disclosures of cash flow information
Incomes taxes paid	$6	$39
Interest expense	$1	$—
Initial valuation of derivative liability	$53	$—

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Description of Business

Senetek PLC is a life sciences company engaged in the research, development and commercialization of technologies that target the science of healthy aging.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Senetek provides no written return right to its customers for skincare or other products. However the Company may approve returns on a case-by-case basis at its discretion. In accordance with Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), the Company continuously monitors and tracks product special cases where product returns are granted and records a provision for the estimated amount of such future returns, based on historical experience and relevant current information. The allowance for future sales returns as of June 30, 2009 and 2008 was $1,000 and $0, respectively. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions for product returns have approximated management’s estimates.

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $1,000 and $0 at June 30, 2009 and 2008, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Stock-Based Compensation: The Company follows the guidance of SFAS No. 123(R), Share-Based Payment, which requires it to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under SFAS No. 123(R) companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula with amortization of compensation expense over the requisite service period of the grant.

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

Examples of significant estimates and assumptions made by management involve revenue recognition, the establishment of provisions for bad debt, sales returns and inventory reserves, the determination of fair value of stock compensation awards, realizability of deferred tax assets, valuation of derivatives, and impairment of long lived assets.

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

Fair Value of Financial Instruments: The carrying amounts of cash, short term investments, receivables, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Liabilities:
Warrants	$—	$—	$53	$53

Subsequent Events: We evaluated subsequent events through August 14, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”).

Reclassifications: Certain 2008 amounts have been reclassified to conform to 2009 presentation.

Recent Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, SFAS No. 161 is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company’s adoption of SFAS No. 161 did not have a material impact on results of operations, cash flows or financial position.

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

In April 2009, FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (collectively “FSP/APB”) which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The adoption of this FSP/APB did not have a material impact on results of operations, cash flows or financial position.

In May 2009, FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165 effective June 30, 2009.

3. License Revenues

For the three months ended June 30, 2009 and 2008, royalty and licensing fees recorded were $345,000 and $520,000, respectively, primarily consisting of $302,000 and $476,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). For the six months ended June 30, 2009 and 2008, the Company recorded $625,000 and $754,000, respectively, in royalty revenues from Covance. Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

Under the Company’s license agreement with the Research Foundation for Mental Hygiene (“RFMH”), RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

Pursuant to a letter dated June 30, 2008, Senetek terminated its European Union licensing agreement for Invicorp® with Ardana Bioscience Limited (“Ardana”) as a result of Ardana’s announcement on June 27, 2008, that it had ceased trading operations and entered voluntary administration in the United Kingdom. As a result, the Company will no longer receive royalties from Ardana. Prior to the termination in 2008, Senetek had received royalties totaling $2,000.

4. Inventory

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost. Standard cost is determined using the average costing method. Inventories are valued at the lower of cost or market using the first-in, first-out method.

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments as required. The inventory reserve at June 30, 2009 and December 31, 2008 was $5,000.

	June 30, 2009	December 31, 2008
	($ in thousands)
Raw materials	$163	$119
Work in process	14	7
Finished goods	110	44
Reserve	(5)	(5)

Total inventory	$282	$165

5. Other Liabilities

On January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. As a result of the adoption of EITF 07-05, the Company recorded the value of warrants as a liability.

The Company recorded the following cumulative effect of change in accounting principle pursuant to its adoption of EITF 07-5:

	Other Liability	Share Premium	Accumulated Deficit
	($ in thousands) Increase/(decrease)
Record January 1, 2009 derivative instrument liability related to warrants	$53	$—	$53
Record the reversal of prior accounting related to warrants	—	(500)	(500)

	$53	$(500)	$(447)

Derivative Liabilities

The Company currently does not use derivative instruments to manage its exposures to currency risk or interest rates. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or other comprehensive income if they qualify for cash flow hedge accounting.

A Black-Scholes option-pricing model was used to estimate the fair value of the Company’s warrants using the following assumptions at June 30, 2009:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	69.7%	0.84%	1.68	$1.17

The Company determined that the change in estimated fair value of the warrants from January 1, 2009 was not significant.

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008
		($ in thousands)
Warrant	Other liabilities	$53	$—

There was no income or expense associated with changes in derivative instrument fair values recorded in the accompanying Statement of Operations for the six months ended June 30, 2009 and 2008.

6. Stock Compensation Expense

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and six months ended June 30, 2009 and 2008, which was allocated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Stock-Based Compensation Expense
Administration, sales and marketing	$92	$173	$177	$328
Research and development	—	1	—	2

Stock-based compensation expense included in operating expenses and net loss	$92	$174	$177	$330

As of June 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $446,000 and is expected to be recognized over a weighted average period of 2.13 years. As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $895,000.

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

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. In June 2009, 27,000 options were granted at $1.28 per share, the closing price on the grant date, with an average fair value of $0.86 per share. For the six months ended June 30, 2008, 737,350 options were granted. A total of 1,034,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures. These totals include 122,443 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options were exercised from Plan 1 or Plan 2 for the six months ended June 30, 2009 or 2008. During the six months ended June 30, 2009, 84,375 options granted under Plan 1 expired and no options granted under Plan 2 expired.

Outstanding Options:

Senetek Equity Plan - At June 30, 2009, 911,719 stock options with a weighted average exercise price of $2.35 were outstanding, of which 389,063 stock options with a weighted average exercise price of $2.31 were exercisable.

Outside the Senetek Equity Plan - At June 30, 2009, 122,443 stock options with a weighted average exercise price of $1.92 were outstanding, of which 40,062 stock options with a weighted average exercise price of $2.03 were exercisable.

Plan 1 - At June 30, 2009, 37,500 stock options with a weighted average exercise price of $4.40 were outstanding, all of which were exercisable.

Plan 2 - At June 30, 2009, 62,500 stock options with a weighted average exercise price of $4.22 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at June 30, 2009, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using either the binomial or Black-Scholes-Merton model to value the stock option based on its terms and conditions. For options granted during the three months ended June 30, 2009, the fair value was determined using the Black-Scholes-Merton model. Assumptions used to fair value these options were volatility of 75.5%, risk free investment rate of 3.31%, expected life of 7 years and no dividend yield. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures. The Company used a 0% forfeiture rate for options granted to its Chief Executive Officer.

7. Earnings per Ordinary Share

Earnings per share were computed under the provisions of SFAS No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,509,162 and 1,591,537, were outstanding at June 30, 2009 and 2008, respectively, but were excluded in the computation of diluted earnings per Ordinary share as the effect of such inclusion would have been antidilutive because the average strike price of all vested options and warrants was greater than the closing market price of the Company’s shares at June 30, 2009.

8. Segment Reporting and Concentration of Risk

Senetek is a life science company engaged in technologies that target the science of healthy aging. Its business is comprised of two business segments: dermatological branded products and compounds addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sales of monoclonal antibodies, erectile dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). The Company’s organization is structured in a functional manner.

Financial information regarding the operating segments was as follows:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$302	$122	$424	$477	$214	$691
Cost of sales	136	7	143	223	37	260

Gross profit	$166	$115	$281	$254	$177	$431

Gross profit percentage	55%	94%	66%	53%	83%	62%
Unallocated operating expenses			1,607			1,416

Operating loss			$(1,326)			$(985)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$625	$260	$885	$756	$376	$1,132
Cost of sales	281	17	298	348	62	410

Gross profit	$344	$243	$587	$408	$314	$722

Gross profit percentage	55%	93%	66%	54%	84%	64%
Unallocated operating expenses			3,124			3,575

Operating loss			$(2,537)			$(2,853)

For the six months ended June 30, 2009, there were no revenues from outside the United States. For the six months ended June 30, 2008, revenues from outside the United States (principally Greece) were 3% of total revenues.

One customer accounted for all pharmaceutical revenues for the six months ended June 30, 2009 and 2008.

One customer accounted for 92% of accounts receivable at June 30, 2009. One customer accounted for 89% of accounts receivable at June 30, 2008.

Senetek has a research and development laboratory in Aarhus, Denmark. At June 30, 2009 and 2008, property and equipment, net of accumulated depreciation, at this location was valued at $53,000 and $132,000, respectively.

9. Commitments and Contingencies

(a) Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter for an additional six years through December 31, 2014. Under this agreement Senetek is committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute’s continued research on certain cytokinins. This agreement provides exclusive global licenses for all applications to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license.

Senetek also has a right of first refusal before the Institute can license any of its non-cytokinin compounds to any third party for cosmeceutical or anti-aging dermatological applications. In addition, a new group of compounds, “supercytokinin plus”, has been added to the agreement. The Institute will also perform enhanced research activities in the areas of pre-selective assay, development of analytical methods, stability testing, large scale synthesis and molecular mechanism of action.

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers’ liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2009.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

(c) Other

In August 2007, the Company signed a lease for office space that it currently occupies in Napa, California for its Corporate Headquarters. The lease is for a two year period from March 2008 through February 2010. Minimum annual non-cancellable rent under the lease is approximately $48,000.

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

Company Overview

Senetek PLC is a life sciences company engaged in the research, development and commercialization of technologies that target the science of healthy aging. Its business is comprised of two segments, Skincare and Pharmaceutical.

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

Physician-strength PyratineXR™ is clinically proven to relieve redness (erythema), soothe irritation, increase moisture and repair damaged skin quickly and effectively. Clinical studies have demonstrated that PyratineXR™ significantly reduces the appearance of lesions (papules and pustules), spider veins and dark spots. In addition, PyratineXR™ improves skin texture in just days while improving dry, flaky skin by restoring the skin’s barrier function and increasing moisture retention.

A clinical study entitled “Topical PRK-124 (0.125%) Lotion for Improving the Signs and Symptoms of Rosacea,” was published in the May 2009 Journal of Drugs in Dermatology, a peer-reviewed dermatologic publication. The 12-week, open-label study concludes that PyratineXR™ (0.125% furfuryl tetrahydropyranyladenine) improved skin barrier function and the appearance of erythema (redness) and lesions (pustules and papules) associated with mild-to-moderate rosacea during 12 weeks of treatment. According to study data, PyratineXR™ produced a progressive decrease in the symptoms associated with rosacea, with an overall clinical improvement in 80% of subjects, including reduction of redness and lesions. Transepidermal water loss measurements showed a 22% decrease, which supports an improvement in skin barrier function, with a 41% mean improvement in skin dryness as early as week four. All subject self-assessments also showed good tolerability.

In a follow-up rosacea specific study performed at the University of California, Irvine, data demonstrated that PyratineXR™ (0.125% furfuryl tetrahydropyranyladenine) showed continual improvement for all of the major symptoms of rosacea – redness, lesions and spider veins – throughout the entire course of a 48-week treatment period. This suggests that PyratineXR™ may prove helpful in such conditions as it can be used continuously over a long term unlike other existing treatments. According to the National Rosacea Society, more than 14 million Americans have rosacea, yet only a small fraction receive treatment. The chronic skin disease can affect adults and children of any skin type. While the cause is unknown and there is no cure, scientific advancements are now offering rosacea sufferers hope and a way to control the signs and symptoms of this potentially life-disruptive disorder.

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

The Pharmaceutical segment is comprised of:

•

Invicorp®, a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp® is expected to capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark as well as in England. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into an exclusive licensing and collaborative marketing agreement for the commercialization of Invicorp® with Plethora Solutions for the U.S. market whereby Plethora assumed all expenses of obtaining regulatory approvals and of marketing the products. Senetek is seeking licensees for other worldwide locations.

•

Reliaject®; a unique auto-injector system which employs an ultra-fine gauge needle, preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device. The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones. In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy’s and its licensees’ quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs. Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs. Under the agreement, Ranbaxy assumed all expenses of obtaining regulatory approvals and of marketing the product.

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

Overview of Operating Results

Revenues for the second quarter of 2009 totaled $424,000. Royalties on sales of monoclonal antibodies were $302,000, a reduction from the $476,000 in monoclonal antibody royalties in the second quarter of 2008. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Pyratine product sales totaled $79,000 in the second quarter of 2009 compared to $169,000 in the second quarter of 2008. A geographical realignment of sales resources from field representatives to centralized sales representatives during the current quarter contributed to this comparative decrease. During this transition, the Company operated without a sales force for the first six weeks of the current quarter. The decrease is expected to be temporary. The positive effects of the realignment are expected to be realized in future quarters. Pyratine XR™, launched in early March 2009, represents approximately half of the Pyratine sales in the second quarter. Sales of Kinetin raw material were negligible in the second quarter of 2009 compared to $2,000 in the second quarter of 2008. Other sources of revenue were comparable quarter to quarter.

Gross profit margin for the second quarter of 2009 and 2008 was 66% and 62%, respectively, of revenue. Skincare gross profit rate for the three months ended June 30, 2009, increased to 93% from 83% for the three months ended June 30, 2008. This increase is due to sales of higher margin Pyratine-6™ and Pyratine XR™ products in the current quarter. Pharmaceutical gross profit was 55% and 53%, respectively, for the three months ended June 30, 2009 and 2008.

Operating expenses for the three months ended June 30, 2009, increased 13% as compared to the three months ended June 30, 2008. Sales and marketing expense rose as the Company initiated a consumer campaign for the Pyratine line of products. The rise in research and development costs was related to research agreements, clinical trials of new compounds and patent investment. Senetek expects to continue to increase investment in research and development of new skincare products and increase sales and marketing expenses for the Pyratine line and other new compounds. The Company’s operating expenses are expected to rise as a result of this investment.

Operating loss for the three months ended June 30, 2009, was $1,326,000 as compared to an operating loss of $985,000 for the three months ended June 30, 2008. The increased operating loss in 2009 is primarily due to the receipt of a one-time marketing agreement settlement payment in the second quarter of 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations. Management believes its cash, cash equivalents, short-term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $2,954,000 for the six months ended June 30, 2009, compared to net cash used by operating activities of $2,154,000 for the six months ended June 30, 2008. The increase is primarily attributed to a one-time settlement payment received in the second quarter of 2008, following the termination of a marketing agreement. The Company expects to continue to use cash in operating activities for the remainder of 2009.

Cash and cash equivalents decreased to $2,799,000 at June 30, 2009, from $17,803,000 at June 30, 2008, principally reflecting the purchase of short-term investments of $10,140,000 and net cash used in operations.

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

Results of Operations for the three and six months ended June 30, 2009 and 2008

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the June 30, 2008 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2008.

Revenues for the three and six months ended June 30

Thousands of dollars

	Three Months Ended June 30			Six Months Ended June 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Segment
Skincare
Royalties from licensing	$43	0%	$43	$87	1%	$86
Product sales	79	(54)%	171	173	(40)%	290

Total skincare revenue	122	(43)%	214	260	(31)%	376

Pharmaceutical
Royalties on monoclonal antibodies	302	(37)%	476	625	(17)%	754
Royalties on Invicorp®	—	(100)%	1	—	(100)%	2

Total pharmaceutical revenue	302	(37)%	477	625	(17)%	756

Total revenue	$424	(39)%	$691	$885	(22)%	$1,132

Total revenues for the six months ended June 30, 2009, were $885,000; a 22% decrease from total revenue of $1,132,000 for the six months ended June 30, 2008. The decrease is principally attributed to decreased sales by Covance and the resulting decrease in royalties on monoclonal antibodies combined with decreased sales of Pyratine products due to realignment of sales resources from field representatives to centralized sales during the second quarter of 2009. The decrease is expected to be temporary. The positive effects of the realignment are expected to be realized in future quarters.

Gross Profit for the three and six months ended June 30

Thousands of dollars

	Three Months Ended June 30			Six Months Ended June 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Segment
Skincare	$115	(35)%	$177	$243	(23)%	$314
Pharmaceutical	166	(35)%	254	344	(16)%	408

Total gross profit	$281	(35)%	$431	$587	(19)%	$722

Gross profit percentage
Skincare	94%		83%	93%		84%
Pharmaceutical	55%		53%	55%		54%
Total gross profit percentage	66%		62%	66%		64%

Total gross profit for the six months ended June 30, 2009, was $587,000; a 19% decrease from total gross profit of $722,000 for the six months ended June 30, 2008 due to lower sales, partially offset by higher skincare margins.

Skincare gross profit percentage for the six months ended June 30, 2009, increased nine percentage points as compared to the six months ended June 30, 2008. This increase is due to sales of higher margin Pyratine-6™ and Pyratine XR™ products in the current quarter as compared to the prior year quarter. Pharmaceutical gross profit was a comparable 55% and 54%, respectively, for the six months ended June 30, 2009 and 2008.

Gross profit margins for skincare vary depending on the product. The Company expects that for the remainder of 2009, overall skincare margins will be in a range from 80% to 90%, depending on the mix of products sold.

Research and Development Expense for the three and six months ended June 30

Thousands of dollars

	Three Months Ended June 30			Six Months Ended June 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Research and development	$379	15%	$329	$783	36%	$575
Percentage of total revenue	89%		48%	88%		51%

Research and development expense consists primarily of employee related expenses, patent costs, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was higher in the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The $208,000 increase in the current year expense is primarily attributable to increases of $38,000 in testing and development expense and $115,000 in patent costs, as compared to the six months ended June 30, 2008. Senetek expects to continue to accelerate research and product development and, as a result, expects research and development expense to continue to increase in the future. Patent costs primarily represent legal and filing fees for skincare and pharmaceutical patents throughout the world.

Administration, Sales and Marketing for the three and six months ended June 30

Thousands of dollars

	Three Months Ended June 30			Six Months Ended June 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Administration, sales and marketing	$1,228	13%	$1,087	$2,341	(22)%	$3,000
Percentage of total revenue	290%		157%	265%		265%

For the six months ended June 30, 2009 and 2008, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2009	2008	2009	2008
Expense Category
Payroll, benefits and consulting	$450	$418	$895	$822
Stock-based compensation expense	92	173	177	329
Advertising and marketing	279	43	478	74
Co-marketing expense	—	—	—	926
Legal and other professional fees	74	150	191	301
Travel and related	140	150	269	264
Rent and office expenses	104	64	173	129
Insurance-liability	56	59	111	119
Depreciation and other non-cash expenses	1	2	2	3
Other	32	28	45	33

Total	$1,228	$1,087	$2,341	$3,000

For the six months ended June 30, 2009, administration, sales and marketing expenses decreased 22% over the prior year comparable period. This is principally the result of the 2008 termination of a co-marketing agreement which decreased both co-marketing expense and legal and other professional fees in the current year-to-date. In addition, a higher stock-based compensation expense in the 2008 resulting from a large stock option issuance in the first quarter of 2008 is reduced in the current year-to-date. These decreases were offset by increases in marketing costs for Pyratine-6TM and Pyratine XRTM related to initiation of a consumer advertising and sales campaign.

Interest Income

Interest income for the six months ended June 30, 2009 has decreased $135,000 as compared to the same period in the prior year due to reduced cash balances combined with reduced interest rates in the current year.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2009, the Board of Directors of the Company granted seven year options to purchase 2,500 shares of common stock, par value $0.65 (40 pence) per share (the “Common Stock”), of the Company to three shareholders who performed services for the Company. The value of these services was estimated by the Company based on what it would expect to pay in an arms-length transaction.

The total of 7,500 options vested on the grant date and have an exercise price of $1.28 per share, the per share closing market price of the Common Stock on the date of the grant. The Company believes the grant of such options was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the exemption from registration granted under Section 4 (2) of the Securities Act due to the fact that the grant was a transaction not involving any public offering.

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

SENETEK PLC
(Registrant)

Date: August 14, 2009	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: August 14, 2009	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)