Form 10-Q
period 2009-09-30
SENETEK PLC /ENG/
filed 2009-11-16
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Number of Ordinary Shares outstanding as of September 30, 2009: 7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues
Royalties and licensing fees	$483	$455	$1,195	$1,297
Product sales	67	28	240	318

Total revenue	550	483	1,435	1,615

Cost of sales
Royalties and licensing	198	186	479	539
Product sales	8	16	25	73

Total cost of sales	206	202	504	612

Gross profit	344	281	931	1,003

Operating expenses
Research and development	224	331	1,007	906
Administration, sales and marketing	1,378	1,143	3,719	4,143

Total operating expenses	1,602	1,474	4,726	5,049

Operating loss	(1,258)	(1,193)	(3,795)	(4,046)
Interest income	19	158	113	387
Interest expense	—	(1)	(1)	(1)
Other (expense) income	—	(42)	1	1,150

Loss before income taxes	(1,239)	(1,078)	(3,682)	(2,510)

(Provision) benefit for income taxes	(12)	28	(15)	(40)

Net loss attributable to ordinary stockholders	$(1,251)	$(1,050)	$(3,697)	$(2,550)

Basic and diluted loss per share	$(0.16)	$(0.14)	$(0.48)	$(0.33)
Weighted average basic and diluted ordinary shares outstanding	7,646	7,646	7,646	7,646

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,526	$5,833
Short-term investments	10,313	10,143
Trade receivables (net of allowances of $193 in 2009 and $187 in 2008)	451	148
Non-trade receivables	120	159
Tax receivable	253	352
Inventory (net of reserves of $3 in 2009 and $5 in 2008)	270	165
Prepaid expenses and deposits	152	140
Prepaid tax	2	59

Total current assets	13,087	16,999
Property and equipment—net	74	98

Total assets	$13,161	$17,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$687	$772
Accrued liabilities	553	855
Deferred revenue and license fee	186	178
Other liabilities	53	—

Total current liabilities	1,479	1,805

Deferred license fee	459	588
Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; issued and outstanding 7,645,802 at September 30, 2009 and December 31, 2008	4,940	4,940
Share premium	85,462	85,700
Accumulated deficit	(79,219)	(75,969)
Accumulated other comprehensive income—translation adjustments	40	33

Total stockholders’ equity	11,223	14,704

Total liabilities and stockholders’ equity	$13,161	$17,097

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(In thousands, except ordinary shares)

(Unaudited)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income	Net Stockholders’ Equity
Balances January 1, 2009	7,645,802	$4,940	$85,700	$(75,969)	$33	$14,704
Stock-based compensation expense related to employee and Director stock options	—	—	262	—	—	262
Cumulative effect of adjustment for the fair value of warrants			(500)	447		(53)
Comprehensive loss:
Net loss attributable to ordinary stockholders	—	—	—	(3,697)	—	(3,697)

Translation adjustments	—	—	—	—	7	7

Total comprehensive loss	—	—	—	—	—	(3,690)

Balances September 30, 2009	7,645,802	$4,940	$85,462	$(79,219)	$40	$11,223

For the nine months ended September 30, 2008, the comprehensive income related to translation adjustment was $15 and total comprehensive loss was $2,535.

For the three months ended September 30, 2009, the comprehensive loss related to translation adjustment was $6 and total comprehensive loss was $1,257.

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,697)	$(2,550)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	52	59
Reserve for doubtful accounts	6	21
Reserve for inventory	(2)	5
Stock-based compensation	262	488
Changes in operating assets and liabilities:
Trade receivables	(309)	(280)
Non-trade receivables	39	(336)
Tax receivable	99	—
Inventory	(103)	(24)
Prepaid expenses and deposits	(12)	56
Prepaid tax	57	—
Accounts payable	(85)	(31)
Accrued liabilities	(302)	(564)
Deferred revenue and license fees	(121)	(144)
Income taxes	—	18

Net cash used in operating activities	(4,116)	(3,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(170)	—
Purchase of property and equipment	(28)	(25)

Net cash used by investing activities	(198)	(25)

Effect of exchange rate changes on cash	7	15
Net change in cash and cash equivalents	(4,307)	(3,292)
Cash and cash equivalents at the beginning of period	5,833	19,979

Cash and cash equivalents at the end of period	$1,526	$16,687

Supplemental disclosures of cash flow information
Incomes taxes paid	$6	$308
Interest paid	$1	$1
Initial valuation of derivative liability	$53	$—

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

Revenue Recognition: The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped. Senetek provides no written return right to customers in the physician channel of distribution for skincare or other products. However the Company may approve returns on a case-by-case basis at its discretion. The Company continuously monitors and tracks special cases where product returns are granted and records a provision for the estimated amount of such future returns, based on historical experience and relevant current information. The allowance for future sales returns as of September 30, 2009 and 2008 was $1,000 and $0, respectively. The Company does not grant any warranty provisions on its products. The Company provides for discounts and allowances based on historical experience at the time revenue is recognized as a reduction to revenue. To date, actual provisions for product returns have approximated management’s estimates.

For other channels of distribution, the Company has not established sufficient sales return history. Therefore, all revenues associated with this channel have been deferred until sufficient sales return history exists. Deferred revenues as of September 30, 2009 and 2008 were $14,000 and $0, respectively.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Included in revenues are fees charged to customers for shipping and handling. Such revenues amounted to $1,000 and $0 at September 30, 2009 and 2008, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Stock-Based Compensation: The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula with amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

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

The table below sets forth, by level, the Company’s financial assets and liabilities that are accounted for using fair value:

		Fair Value Measurements at September 30, 2009 Using
Thousands of dollars	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants	$—	$—	$—	$53

Subsequent Events: We evaluated subsequent events through November 16, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”).

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

On October 23, 2009, the Company announced that it has engaged Miller Tabak + Co., LLC (“Miller Tabak”) as exclusive financial advisor to assist the Board of Directors with a review of strategic options and development of a business plan to maximize the assets of the Company. The Board intends to consider a full range of strategic alternatives, including a recapitalization, a sale or disposition of one or more corporate assets, a potential merger and/or a strategic business combination. While Miller Tabak will assist Senetek in this process, there is no assurance the Company will follow any of the recommendations. If the Board approves a definitive transaction or definitive plan of action, an announcement will be made.

Recent Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10-50; 815-10-65-1 (Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133). FASB ASC 815-10-50; 815-10-65-1 (SFAS No. 161) requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, FASB ASC 815-10-50; 815-10-65-1 (SFAS No. 161) is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company’s adoption of FASB ASC 815-10-50; 815-10-65-1 (SFAS No. 161) did not have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock) was issued. FASB ASC 815-40; 815-10-65-3 (EITF 07-5) addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. FASB ASC 815-40; 815-10-65-3 (EITF 07-5) is effective for financial statements issued for fiscal years after December 15, 2008 and interim periods within those fiscal years. See Note 5 for additional information.

In April 2009, FASB issued FASB ASC 825-10-65-1 (FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-65-1 is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The adoption of FASB ASC 825-10-65-1 did not have a material impact on results of operations, cash flows or financial position.

In May 2009, FASB issued FASB ASC 855 (Statement of Financial Accounting Standards No. 165, Subsequent Events). FASB ASC 855 (SFAS 165) establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FASB ASC 855 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted FASB ASC 855 (SFAS 165) effective June 30, 2009.

3. License Revenues

For the three months ended September 30, 2009 and 2008, royalty and licensing fees recorded were $483,000 and $455,000, respectively, primarily consisting of $440,000 and $412,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). For the nine months ended September 30, 2009 and 2008, the Company recorded $1,065,000 and $1,166,000, respectively, in royalty revenues from Covance. Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

Reserves for slow moving and obsolete inventories are developed based on historical experience, product demand and shelf life of a product. The Company continuously evaluates the adequacy of inventory reserves and makes adjustments as required. The inventory reserve at September 30, 2009 and December 31, 2008 was $3,000 and $5,000, respectively.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

	September 30, 2009	December 31, 2008
	($ in thousands)
Raw materials	$164	$119
Work in process	3	7
Finished goods	106	44
Reserve	(3)	(5)

Total inventory	$270	$165

5. Other Liabilities

On January 1, 2009, the Company recorded the value of its outstanding warrants as a liability in accordance with FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).

Below is the cumulative effect of recording the warrant liability:

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

A Black-Scholes option-pricing model was used to estimate the fair value of the Company’s warrants using the following assumptions at September 30, 2009:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	59.6%	0.68%	1.42	$1.38

The Company determined that the change in estimated fair value of the warrants from January 1, 2009 was not significant.

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
		($ in thousands)
Warrant	Other liabilities	$53	$—

There was no income or expense associated with changes in derivative instrument fair values recorded in the accompanying Statement of Operations for the nine months ended September 30, 2009 and 2008.

6. Stock Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008, which was allocated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Stock-Based Compensation Expense
Administration, sales and marketing	$84	$158	$261	$486
Research and development	1	—	1	2

Stock-based compensation expense included in operating expenses and net loss	$85	$158	$262	$488

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

As of September 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $362,000 and is expected to be recognized over a weighted average period of 1.87 years. As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $764,000.

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

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. For the nine months ended September 30, 2009, 27,000 options were granted at $1.28 per share, the closing price on the grant date, with an average fair value of $0.86 per share. For the nine months ended September 30, 2008, 737,350 options were granted. A total of 994,162 stock options and 25,781 restricted shares have been granted to date, net of forfeitures. These totals include 82,443 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options were exercised from Plan 1 or Plan 2 for the nine months ended September 30, 2009 or 2008. During the nine months ended September 30, 2009, 84,375 options granted under Plan 1 expired and no options granted under Plan 2 expired.

Outstanding Options:

Senetek Equity Plan - At September 30, 2009, 911,719 stock options with a weighted average exercise price of $2.35 were outstanding, of which 405,820 stock options with a weighted average exercise price of $2.32 were exercisable.

Outside the Senetek Equity Plan - At September 30, 2009, 82,443 stock options with a weighted average exercise price of $2.10 were outstanding, of which 29,678 stock options with a weighted average exercise price of $2.19 were exercisable.

Plan 1 - At September 30, 2009, 37,500 stock options with a weighted average exercise price of $4.40 were outstanding, all of which were exercisable.

Plan 2 - At September 30, 2009, 62,500 stock options with a weighted average exercise price of $4.22 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at September 30, 2009, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model to value the stock option based on its terms and conditions. For options granted during the nine months ended September 30, 2009, the fair value was determined using the Black-Scholes-Merton model. Assumptions used to fair value these options were volatility of 75.5%, risk free investment rate of 3.31%, expected life of 7 years and no dividend yield. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures. The Company used a 0% forfeiture rate for options granted to its Chief Executive Officer.

7. Earnings per Ordinary Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 1,469,162 and 1,566,537, were outstanding at September 30, 2009 and 2008, respectively, but were excluded in the computation of diluted earnings per Ordinary share as the effect of such inclusion would have been antidilutive because the average strike price of all vested options and warrants was greater than the closing market price of the Company’s shares at September 30, 2009 and 2008.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

Financial information regarding the operating segments was as follows:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Pharmaceutical	Skincare	Total	Pharmaceutical	Skincare	Total
Thousands of dollars
Revenues	$440	$110	$550	$412	$71	$483
Cost of sales	198	8	206	186	16	202

Gross profit	$242	$102	$344	$226	$55	$281

Gross profit percentage	55%	93%	63%	55%	77%	58%
Unallocated operating expenses			1,602			1,474

Operating loss			$(1,258)			$(1,193)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Thousands of dollars
Revenues	$1,065	$370	$1,435	$1,168	$447	$1,615
Cost of sales	479	25	504	533	79	612

Gross profit	$586	$345	$931	$635	$368	$1,003

Gross profit percentage	55%	93%	65%	54%	82%	62%
Unallocated operating expenses			4,726			5,049

Operating loss			$(3,795)			$(4,046)

For the nine months ended September 30, 2009, revenues from outside the United States (principally the Czech Republic) were less than 1%. For the nine months ended September 30, 2008, revenues from outside the United States (principally Greece) were 2% of total revenues.

One customer accounted for all pharmaceutical revenues for the nine months ended September 30, 2009 and 2008.

One customer accounted for 93% of accounts receivable at September 30, 2009. One customer accounted for 90% of accounts receivable at September 30, 2008.

Senetek has a research and development laboratory in Aarhus, Denmark. At September 30, 2009 and 2008, property and equipment, net of accumulated depreciation, at this location was valued at $39,000 and $104,000, respectively.

9. Commitments and Contingencies

(a) Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter 2009 for an additional six years through December 31, 2014. Under this agreement Senetek is committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute’s continued research on certain cytokinins. This agreement provides exclusive global licenses for all applications to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Senetek also has a right of first refusal before the Institute can license any of its non-cytokinin compounds to any third party for cosmeceutical or anti-aging dermatological applications. In addition, a new group of compounds, “supercytokinin plus”, has been added to the agreement. The Institute will also perform enhanced research activities in the areas of pre-selective assay, development of analytical methods, stability testing, large scale synthesis and molecular mechanism of action. The 2009 commitment of $100,000 was paid in the second quarter of 2009.

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers’ liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2009.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

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

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss management’s expectations about Senetek’s future performance; (ii) contain projections of its future operating results or of its future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that the Company is not able to predict or over which it has no control, which may adversely affect its future results of operations, financial condition or stock price. The risk factors described in the 2008 Form 10-K, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm Senetek’s business and that, upon the occurrence of any of these events, the price of its securities could decline. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Senetek assumes no obligation to update any such forward-looking statements except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934.

Company Overview

Senetek PLC is a life sciences company engaged in the research, development and commercialization of technologies that target the science of healthy aging. Its business is comprised of two segments, Skincare and Pharmaceutical.

The Skincare segment is comprised of:

•

Pyratine-6™, a proprietary second generation cytokinin for the treatment of aging skin and PyratineXR™ for the visible signs and symptoms associated with various conditions such as rosacea, eczema, contact dermatitis and menopause. The Company markets and sells these products exclusively through physicians in the North American market and is pursuing additional commercial opportunities in other channels of distribution and geographies.

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

Overview of Operating Results

Revenues for the third quarter of 2009 totaled $550,000. Royalties on sales of monoclonal antibodies were $440,000, an increase from the $412,000 in monoclonal antibody royalties in the third quarter of 2008. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Pyratine product sales totaled $67,000 in the third quarter of 2009 compared to $28,000 in the third quarter of 2008. Increased revenues in the current quarter, as compared to the third quarter 2008, are attributed to sales of PyratineXR™. PyratineXR™, launched in early March 2009, represents nearly 60% of the Pyratine sales in the third quarter. Other sources of revenue were comparable quarter to quarter.

Total gross profit margin for the third quarter of 2009 and 2008 was 63% and 58%, respectively, of revenue. Skincare gross margin rate for the third quarter of 2009 increased to 93% from 77% for the third quarter of 2008. This increase is due to sales of higher margin Pyratine-6™ and PyratineXR™ products in the current quarter. Pharmaceutical gross margin was 55% for both of the quarters ended September 30, 2009 and 2008.

Operating expenses for the third quarter of 2009 increased 9% as compared to the third quarter of 2008. Administration, sales and marketing expense rose as the Company continued a consumer campaign for the Pyratine line of products partially offset by a reduction in research and development. Senetek expects to maintain or decrease investment in research and development of new skincare products and maintain or decrease sales and marketing expenses for the Pyratine line and other new compounds.

Net loss for the third quarter of 2009 was $1,251,000 as compared to a net loss of $1,050,000 for the third quarter of 2008. The increased net loss in 2009 is primarily due to the increased advertising and marketing of Pyratine products in the third quarter of 2009.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations. Management believes its cash, cash equivalents, short-term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $4,116,000 for the nine months ended September 30, 2009, compared to net cash used by operating activities of $3,282,000 for the nine months ended September 30, 2008. The increase is primarily attributed to the impact of a one-time settlement payment received in the second quarter of 2008, following the termination of a marketing agreement. The Company expects to continue to use cash in operating activities for the remainder of 2009.

Cash and cash equivalents decreased to $1,526,000 at September 30, 2009, from $16,687,000 at September 30, 2008, principally reflecting the purchase of short-term investments of $10,140,000 and net cash used in operations.

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

Results of Operations for the three and nine months ended September 30, 2009 and 2008

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the September 30, 2008 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2008.

Revenues for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Segment
Skincare
Royalties from licensing	$43	0%	$43	$130	1%	$129
Product sales	67	139%	28	240	(25)%	318

Total skincare revenue	110	55%	71	370	(17)%	447

Pharmaceutical
Royalties on monoclonal antibodies	440	7%	412	1,065	(9)%	1,166
Royalties on Invicorp®	—	n/a	—	—	(100)%	2

Total pharmaceutical revenue	440	7%	412	1,065	(9)%	1,168

Total revenue	$550	14%	$483	$1,435	(11)%	$1,615

Total revenues for the nine months ended September 30, 2009, were $1,435,000; an 11% decrease from total revenue of $1,615,000 for the nine months ended September 30, 2008. The decrease is principally attributed to decreased sales by Covance and the resulting decrease in royalties on monoclonal antibodies combined with decreased sales of Pyratine products due to realignment of sales resources from field representatives to centralized sales during the second quarter of 2009. The positive effects of the realignment are expected to be realized in future quarters.

Discussion on revenues for the current quarter is contained in the preceding Overview of Operating Results.

Gross Profit for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Segment
Skincare	$102	85%	$55	$345	(6)%	$368
Pharmaceutical	242	7%	226	586	(8)%	635

Total gross profit	$344	22%	$281	$931	(7)%	$1,003

Gross profit percentage
Skincare	93%		77%	93%		82%
Pharmaceutical	55%		55%	55%		54%
Total gross profit percentage	63%		58%	65%		62%

Total gross profit for the nine months ended September 30, 2009, was $931,000; a 7% decrease from total gross profit of $1,003,000 for the nine months ended September 30, 2008 due to lower sales, partially offset by higher skincare margins.

Skincare gross profit percentage for the nine months ended September 30, 2009, was 93% as compared to 82% for the nine months ended September 30, 2008. This increase is due to sales of higher margin Pyratine-6™ and PyratineXR™ products in the current quarter as compared to the prior year quarter. Pharmaceutical gross profit percentage was a comparable 55% and 54%, respectively, for the nine months ended September 30, 2009 and 2008.

Discussion on gross profit for the current quarter is contained in the preceding Overview of Operating Results.

Gross profit margins for skincare vary depending on the product. The Company expects that for the remainder of 2009, overall skincare margins will be in a range from 80% to 90%, depending on the mix of products sold.

Research and Development Expense for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Research and development	$224	(32)%	$331	$1,007	11%	$906
Percentage of total revenue	41%		69%	70%		56%

Research and development expense consists primarily of employee related expenses, patent costs, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was higher in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The $101,000 increase in the current year expense is primarily attributable to increases of $20,000 in testing and development expense and $65,000 in patent protection costs, as compared to the nine months ended September 30, 2008. Patent costs primarily represent legal and filing fees for skincare and pharmaceutical patents throughout the world.

Discussion on research and development for the current quarter is contained in the preceding Overview of Operating Results.

Administration, Sales and Marketing for the three and nine months ended September 30

Thousands of dollars

	Three Months Ended September 30			Nine Months Ended September 30
	2009	% change in 2009 versus 2008	2008	2009	% change in 2009 versus 2008	2008
Administration, sales and marketing	$1,378	21%	$1,143	$3,719	(10)%	$4,143
Percentage of total revenue	251%		237%	259%		257%

For the nine months ended September 30, 2009 and 2008, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2009	2008	2009	2008
Expense Category
Payroll, benefits and consulting	$551	$578	$1,446	$1,400
Stock-based compensation expense	84	158	261	486
Advertising and marketing	351	60	829	134
Co-marketing expense	—	—	—	926
Legal and other professional fees	80	97	271	398
Travel and related	116	70	385	334
Rent and office expenses	92	87	265	216
Insurance-liability	43	51	154	170
Depreciation and other non-cash expenses	3	1	5	4
Other	58	41	103	75

Total	$1,378	$1,143	$3,719	$4,143

For the nine months ended September 30, 2009, administration, sales and marketing expenses decreased 10% over the prior year comparable period. This is principally the result of the 2008 termination of a co-marketing agreement which decreased co-marketing expense and associated legal and other professional fees. Stock based compensation expense was higher in the first nine months of 2008 compared to 2009 due to the timing of the expense recognition related to 2008 option grants. These decreases were offset by increases in advertising and marketing costs for Pyratine-6TM and Pyratine XRTM related to the consumer advertising and sales campaign which began in the second quarter of 2009.

Discussion on administration, sales and marketing for the current quarter is contained in the preceding Overview of Operating Results.

Interest Income

Interest income for the nine months ended September 30, 2009 has decreased $274,000 as compared to the same period in the prior year due to reduced cash balances combined with reduced interest rates in the current year.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SENETEK PLC
(Registrant)

Date: November 16, 2009	By:	/s/ FRANK J. MASSINO
Frank J. Massino Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	By:	/s/ WILLIAM F. O’KELLY
William F. O’Kelly Chief Financial Officer (Principal Financial and Accounting Officer)