Form 10-K
period 2009-12-31
SENETEK PLC /ENG/
filed 2010-04-15
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2009 was $8,945,588.

As of March 31, 2010, the Registrant had 7,645,802 ordinary shares outstanding, including 7,574,571 shares issued at March 31, 2010 represented by American Depositary shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements herein which are not of historical fact may constitute such forward-looking statements. In particular, words such as “may”, “could”, “would”, “should”, “can”, “might”, “expect”, “estimate”, “project”, “anticipate” and the like identify the statement to which they refer as forward-looking. Forward-looking statements by their nature involve substantial uncertainty, and actual results may differ materially from those expressed in such statements. Important factors identified by the Company that it believes could result in such material differences are described in this Annual Report in the sections titled “Competition”, “Government Regulation” and “Intellectual Property” on pages 7 through 11 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 20 through 30. However, the Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

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

The Company’s corporate website, www.senetekplc.com, is currently under construction. During this construction, Senetek’s Annual Report on Form 10-K for the 2008 fiscal year, its interim financial reports of Form 10-Q for fiscal 2009 and 2008, and other SEC filings may be obtained from the Company in electronic or paper format free of charge by writing the Company at ir@senetek.net or at Senetek Investor Relations, 831-A Latour Court, Napa, California, 94558.

Subsequent Events

In March 2010, Senetek and DMRJ Group, LLC, effected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ Group, LLC is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York.

In conjunction with the Transaction, the Company issued a Secured Convertible Promissory Note to DMRJ in the principal amount of $3.0 million, which bears no interest and is convertible at a price of $1.25 per share at any time from inception to the fifth anniversary of the Note, at which time conversion is mandatory. Except in the event of default, the Note is not repayable in cash. In addition, the Company issued a five-year warrant to purchase 1.8 million of the Company’s ordinary shares at an exercise price of $1.75 per share. As a result of these transactions, DMRJ has effective control of Senetek and its subsidiaries.

In connection with the Transaction, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino has been retained as a part-time consultant for a three year period to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share or the Market Price on the date of the Transaction, whichever is greater.

John P. Ryan has been appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. In addition, Mr. Howard Crosby has been appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board of Directors and Dr. Wesley Holland has been appointed to the Board of Directors.

The Company developed, in consultation with its strategic advisor, Miller Tabak + Co., LLC, a new business strategy to bring revenue, profits and a positive opportunity for Company shareholders. As part of that strategy, the Company decided to divest itself of its skincare business. In conjunction with the Transaction, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC, a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and assumed all existing liabilities of the Company’s skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million. The Company and Mr. Massino have agreed to amend the Asset Purchase Agreement such that in the event of a near-term transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% of the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) 25% of the after-tax purchase price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012. The loss on the Transaction has not been finalized but is expected to be no less than $331,000 and will be recorded in the first quarter of 2010.

The Company has determined that the skincare segment does not meet the criteria for classification as discontinued operations at December 31, 2009 because the company did not make a decision or have a plan to sell the assets at December 31, 2009. The Company has determined that a sale has occurred during the first quarter of 2010 that will require classification as discontinued operations.

On April 1, 2010, Senetek consummated the purchase for $5.0 million from a partnership that is majority owned by Platinum Partners Value Arbitrage Fund (“Seller”) of the interest in $7.0 million of amounts owed to Seller pursuant to outstanding notes (the “Notes”) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”). The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada. Further information on Firstgold and Relief Canyon Mine can be obtained at the website www.firstgoldcorp.com. As disclosed above, on March 10, 2010, Senetek consummated a $3.0 million convertible note financing pursuant to a Securities Purchase Agreement, dated March 4, 2010, with DMRJ Group, LLC, a Delaware limited liability company, an entity affiliated with Platinum Partners Value Arbitrage

Fund L.P and the Seller. The purchase amount for the Seller Claims was determined based upon arms length negotiations between the parties. Senetek received only the following representations from the Seller in substantially the following form: (i) Seller has good and valid title to the Notes and has not pledged or transferred the Notes, or any of the Claims, to any third party, and (ii) upon acquisition of Senetek’s interest in the Seller Claims as contemplated hereby, Senetek will acquire such interest free and clear of any liens or encumbrances made by or through Seller; (iii) Debtor has not in its bankruptcy action, as of the date hereof, contested the validity, perfection or priority of any security interest in collateral securing the Seller Claims and (iv) no consent or filing with the court having jurisdiction in the bankruptcy action is necessary or required in connection with the sale of the Senetek interest in the Seller Claims.

Product Pipeline and Technology

Product Pipeline

Historically, the Company’s strategy had been to leverage its available research and development resources by channeling its efforts through research agreements with third-party consultants, clinicians and research scientists having particular expertise in its areas of interest with a direct focus on getting its products into the market. In 2007, the Company turned its focus to marketing and selling the Pyratine skincare line of products. In conjunction with a transaction in March 2010 (refer to Note 16 to the Consolidated Financial Statements), the Company transferred the assets and liabilities relating to its skincare line, with the exception of assets and liabilities related to Kinetin and Zeatin, to Skinvera LLC (“Skinvera”), a company wholly owned by Frank Massino, former CEO of the Company. In consideration of the sales of the assets to Skinvera, Senetek will receive royalties on all net sales and gross licensing fees received by Skinvera up to the maximum royalties due from Skinvera of $5,000,000. Below Senetek will discuss the status relating to intellectual property and rights retained following this transaction.

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

In December 2008, Senetek acquired a royalty-based license from the PAS for exclusive rights to a new and promising tumor treatment using an RNAi based therapeutic technology for the potential use against a broad range of cancers. This technology, which specifically targets a novel cancer biomarker, was developed by the Institute in cooperation with Department of Neurosurgery and Neurotraumatology University of Medical Sciences in Poznań, Poland. Recent advancements in this technology have developed and are expected to continue in 2010.

The Company’s commercial strategy with respect to these treatments is to partner with a pharmaceutical or RNA specialty company for development, testing and marketing.

Technology

Science Advisory Board and Scientific Collaboration

The Company’s Scientific Advisory Board is headed by Professor Brian Clark, Ph.D., Sc.D. Professor Clark is the discoverer of Initiation Codon for Protein Synthesis, 1965/1966 and the First Crystallization of tRNA, 1968; Head of the European Chinese Biotechnology Transfer Task Force and Past President of the International Union of Biochemistry and Molecular Biology. Board members include:

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

In 2006 the consortium received a 10.7 million Euro grant from the European Commission to be used over a five year period to gain insights into the molecular mechanisms of healthy aging. Consortium members use a proteomic analysis of aging processes in a variety of aging models, including human cell cultures, to study such aging-related activities as changes in protein concentration and protein modification, protein networks and interactions, signaling mediated by extracellular proteins, and protein turnover and degradation. It is hoped that these studies will lead to new protocols for early diagnosis and intervention in age-associated conditions, many with commercial implications. Among the areas to be studied are identification of plant extracts and compounds that stimulate proteasome activity with reduced levels of oxidized and other damaged proteins, and identification of natural and synthetic small molecules that stimulate cellular protein degradation machinery.

Among the benefits of consortium membership is access to a wide range of leading edge know-how and research results and the possibility of forming commercial collaborations with other project participants.

The Company’s research and development expenditures amounted to $1,275,000 and $1,141,000 in 2009 and 2008, respectively. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company expects research and development spending to decrease significantly as a result of the March 10, 2010 Asset Purchase Agreement with Skinvera LLC. Research and development expenditures associated with cancer therapy are expected to be minimal as the Company intends to partner with a pharmaceutical or an RNA specialty company to fund these costs. Research and development expense associated with Invicorp® are expected to increase as the Company plans to start production of commercial and named patient supplies in Germany for testing and development in Denmark and the United Kingdom. These supplies will become available in late 2010. Responsibility for new product development for monoclonal antibodies is borne by Senetek’s partner, Covance Antibody Services, Inc.

Commercial Products

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

Under the Company’s agreement with Covance, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to Senetek in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year. Under the Company’s license agreement with RFMH, RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000. In 2009 and 2008, Covance exceeded their minimum sales goal and Senetek met its annual minimum to RFMH.

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

Effective June 27, 2008, the license was terminated pursuant to Senetek’s contractual rights, precipitated by Ardana’s entry into voluntary administration. All rights to manufacture and market Invicorp® in the European Union and European Free Trade Area reverted back to Senetek along with rights with respect to the manufacture and marketing of Invicorp® in other world markets.

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

In 2009 Plethora had several positive interactions with the U.S. Food and Drug Administration that helped further refine the final development program. This has resulted in the removal of certain regulatory hurdles.

Orphan drug status which potentially will accelerate regulatory filing has not yet been obtained but a decision is anticipated in early 2010. An opportunity to market the product under a treatment IND is also being explored.

The Company plans to start production of commercial and named patient supplies in Germany for further testing and development in Denmark and the UK. These supplies are expected to be available late in 2010. Four companies have expressed an interest in the European Union (EU) rights to Invicorp®; Senetek is currently in negations with one of these companies.

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

Ranbaxy is continuing its efforts to commercialize Reliaject® and recently overcame a key obstacle with sterility issues in its manufacturing process. Next Ranbaxy will work to finalize stability for epinephrine.

Skincare and Dermatological Therapeutics

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

This right to share future royalties with Valeant was excluded from the partial transfer of skincare to Skinvera LLC (refer to Note 16 to the Consolidated Financial Statements for details of the transfer).

Marketing and Manufacturing

Marketing

In the case of Monoclonal Antibodies, the Company’s commercial partner has undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of Invicorp®, the Company will begin manufacturing, distribution and sales in 2010. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

Manufacturing

With regard to the Company’s ED medication, Invicorp®, the Company plans to begin manufacture of the product in mid-2010; distribution and sale is expected to begin in late-2010. The active ingredients, VIP and PMS, are currently available from suppliers in quantities believed to be adequate for its manufacture in Germany and distribution and sale in Denmark and the UK. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. Management believes that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although the Company could experience regulatory delays associated with qualifying the new active ingredient manufacturers. There is only one manufacturer qualified to produce Invicorp®, however management believes the risk is low that Senetek will be unable to manufacture, distribute and sell Invicorp®.

Covance Antibody Services Inc. manufactures and sells the monoclonal antibodies produced from the cell lines licensed to us.

Competition

The Company’s current revenue is derived from agreements for the manufacture and sale of monoclonal antibodies used in research. Regarding the Company’s ED product, Invicorp®, assuming necessary marketing approvals are obtained; the Company or its commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject®, Edex® and Muse®, respectively. However, although management believes Invicorp® offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra®, and two other recent market entrants, Eli Lilly’s Cialis® and Bayer/GlaxoSmithKline’s Levitra®, control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, the Company considers Invicorp® to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contraindicated, not effective or not well-tolerated. Reliaject® is the proprietary autoinjector technology sold to Ranbaxy in 2006 in which the Company has retained continuing rights to participate in net sales and product milestones, assuming necessary marketing approvals are obtained. Ranbaxy will compete directly with King Pharmaceuticals’ Epipen®, the leading autoinjector currently marketed for anaphylactic shock. Management believes that the greater ease of use and patient comfort associated with Reliaject® could provide Ranbaxy with significant competitive advantages over Epipen® for this market as well as in the military and homeland security sectors for administration of antidotes to chemical and biological agents. The monoclonal antibody market is diverse and fragmented throughout the world and the monoclonal antibodies sold by any one source, including Covance, represent a very small percentage of the total market.

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

In 2009 Plethora had several positive interactions with the US Food and Drug Administration that helped further refine the final development program. This has resulted in the removal of certain regulatory hurdles. Orphan drug status which potentially will accelerate regulatory filing has not yet been obtained but a decision is anticipated in early 2010. An opportunity to market the product under a treatment IND is also being explored.

The Company plans to start production of commercial and named patient supplies in Germany for further testing and development in Denmark and the UK. These supplies are expected to be available late in 2010. Four companies have expressed an interest in the European Union (EU) rights to Invicorp®; Senetek is currently in negations with one of these companies.

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

Intellectual Property

The Company relies on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect its business interests. It believes that patents are of material importance to the success of its business model and that trademarks are also of significance. The Company’s strategy is to consider new products and compounds only if they are patentable and to file patent applications to protect inventions and improvements considered important to the development of its business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2009, the Company held 89 issued patents and 1 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 34 countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 31 countries and pending in one other country, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 16 countries, and 22 pending patent applications for composition of matter and use in skin treatment for the class of cytokinins including Pyratine-6™, Pyratine XR™ and other pipeline compounds. As a result of the March 2010 Transaction, the 22 pending patent applications relating to Pyratine-6™ and Pyratine XR™ were transferred to Skinvera LLC.

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

Employees

As of December 31, 2009, the Company had nine full-time employees, comprised of two employees at its research facility in Denmark, one employee at its customer care center in Tennessee, and six employees at its Napa, California headquarters.

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

Based upon advice from its outside professional tax advisors, the Company has determined that it was a PFIC during 2009 and 2008.

A detailed discussion of the implications of the Company’s status as a PFIC for U.S. holder of shares or ADSs is included in this Annual Report on Form 10-K under Item 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Passive Foreign Investment Company Considerations.

U.S. shareholders should consult their tax advisers concerning the U.S. federal income tax consequences of holding shares or ADSs in the Company. Depending upon the circumstances, a U.S. Holder that owns shares or ADSs during any year that the Company is a PFIC may need to file IRS Form 8621.

ITEM 1A—RISK FACTORS

Not required for a smaller reporting Company.

ITEM 2—PROPERTIES

The Company leases a 3,000 square foot facility in Napa for its headquarters under a lease expiring at the end of June 2010, following an extension in February 2010.

During October 2003, the Company entered into a quarterly lease agreement at a business park adjacent to Aarhus University in Denmark for approximately 2,000 square feet. The Company terminated this lease effective January 31, 2010 after providing a three month notice, as required by the lease.

In May 2009, the Company signed a lease for office space in Brentwood, Tennessee to accommodate a Customer Care Center. The lease was for an initial three year period from June 2009 through May 2012. On December 31, 2009, the Company terminated the lease agreement in conjunction with the decision to close the Brentwood, Tennessee Customer Care Center and to transfer the operations previously handled at this location to the Company’s Napa, California office. As part of the lease termination, the Company agreed to relinquish the security deposit, pay an early termination fee of $53,000, and surrender all leasehold improvements, including all furniture and equipment in the space.

ITEM 3—LEGAL PROCEEDINGS

None

ITEM 4—RESERVED

13.1

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

The following table sets out the range of high and low sale prices for the Company’s ADSs for the periods indicated.

Fiscal Year Ended December 31, 2009

	HIGH	LOW
QUARTER ENDED:
March 31	$1.40	$0.87
June 30	1.40	1.01
September 30	1.40	1.05
December 31	1.51	1.15

Fiscal Year Ended December 31, 2008

	HIGH	LOW
QUARTER ENDED:
March 31	$3.00	$1.35
June 30	2.40	1.27
September 30	1.95	1.27
December 31	1.60	0.83

As of March 31, 2010 there were 7,645,802 ordinary shares outstanding and 203 holders of record of ordinary shares. One of which is the Bank of New York which holds ADSs representing 7,574,571 American Depositary shares. The trading prices of the Company’s ADSs on March 31, 2010, were a high of $0.84 and a low of $0.70.

Dividends.    Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. On December 16, 2008, shareholders approved a reclassification of share premium to accumulated deficit for the UK Company. This reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On January 21, 2009, the reclassification was confirmed by the English High Court. Effective with this confirmation, the Company may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

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

Based on the Company’s existing operations and assets, the Company has determined that it was a PFIC for the taxable year ended December 31, 2008, for the taxable year ended December 31, 2009, and, depending upon its future operations and assets, there is a substantial risk that the Company could be treated as a PFIC in subsequent years. If the Company is treated as a PFIC, a direct (and in certain cases, indirect) U.S. Holder would be subject to special rules with respect to (i) any gain realized on the sale or other disposition of shares or ADSs and (ii) any “excess distribution” by the Company to the U.S. Holder in respect of the shares or ADSs (generally, any distributions to the U.S. Holder in respect of the shares or ADSs during a single taxable year that total more than 125% of the average annual distributions received by the U.S. Holder in respect of the shares or ADSs during the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for the shares or ADSs).

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

The Company does intend to provide information necessary for making a QEF election for the 2009 and 2008 tax years and expects similarly to provide such information for any future tax years in which it is a PFIC. This information will be provided on the Company’s website prior to the end of April 2010. Accordingly, US Holders who wish to make a QEF election for the year ended December 31, 2009 should plan on filing an extension for their U.S. federal income tax returns in order to allow time for the Company to provide the information required for the QEF election and time for their tax advisors to incorporate this information.

US Holders of shares or ADSs who acquired Company shares or ADSs during 2009 and 2008 may file a QEF election for the 2009 or 2008 tax year with a timely filed 2009 or 2008 tax return. However, US Holders of shares or ADSs who acquired such shares or ADSs prior to 2008 who file a QEF election for the 2008 tax year (or who file a QEF election for a later tax year with a timely filed tax return) will not have filed a “timely” QEF election since the election will not apply to the Company’s first year as a PFIC (which was 2007). Nonetheless, a US Holder can still benefit from the QEF election regime so long as the US Holder timely files a so-called “deemed sale election”. In such a case, a US Holder will be treated as having sold his or her shares or ADSs on the first day of the tax year for which the QEF election is made. A US Holder who realizes gain on such a deemed sale will be subject to the US tax consequences as if he had actually sold his shares or ADSs. Thus, any gain realized on the sale would be treated as an excess distribution and would be subject to the rules applicable to a PFIC.

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

EQUITY COMPENSATION PLAN INFORMATION

(As of December 31, 2009)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column 1)
Equity compensation plans approved by shareholders (1)	1,000,000	$2.45	—
Equity compensation plans not approved by shareholders (2)	64,943	$2.32	—

(1)	Represents options outstanding and shares available for future issuance under the 2006 Senetek Equity Plan. Also includes 62,500 options outstanding under Plan 2 which has been terminated as to future grants.
(2)	Represents options issued outside of the 2006 Senetek Equity Plan at the discretion of the Board of Directors.

ITEM 6—SELECTED FINANCIAL DATA

Not required for smaller reporting company; see Regulation S-K Section 229.305(e)

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview

Senetek PLC is a life sciences company engaged in the development of technologies that target the science of healthy aging. Its business is comprised of two segments, Skincare and Pharmaceutical. The skincare segment, with the exception of Kinetin and Zeatin, was transferred to Skinvera LLC on March 10, 2010. Refer to Note 16 to the Consolidated Financial Statements for details of the transfer.

The Skincare segment through March 10, 2010, was comprised of:

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

•

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

•

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

In the case of Invicorp®, the Company plans to begin manufacture of the product in mid-2010; distribution and sale is expected to being in late-2010. In the case of monoclonal antibodies, the Company’s commercial partner has undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. In the case of cancer therapy, the Company intends to partner with a pharmaceutical or an RNA specialty company to help fund these costs.

The markets in which the Company competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

	2009	2008
	(in thousands)
Skincare revenue	$539	$532
Pharmaceutical revenue	1,368	1,313

Total revenue	1,907	1,845

Gross profit	1,202	1,092
Operating expenses	(6,429)	(6,919)

Operating loss	$(5,227)	$(5,827)

Net loss	$(5,105)	$(3,759)

In 2009 Senetek focused its resources on expanding its Pyratine-6™ product line and customer base with the introduction of Pyratine XR™ in March 2009. The Company also increased its marketing in specific markets in the U.S. to create brand equity. Pursuant to an Asset Purchase Agreement dated March 10, 2010, Senetek transferred the assets and liabilities relating to its skincare line, with the exception of assets and liabilities related to Kinetin and Zeatin, to Skinvera LLC, a company wholly owned by Frank Massino, former CEO of the Company.

For 2009, revenue from Skincare increased slightly as compared to 2008. Skincare revenue for 2009 was $539,000 up 1% from 2008. Pharmaceutical revenue also increased slightly in 2009 as compared to 2008. Pharmaceutical revenue for 2009 was $1,368,000 up 4% from 2008. The increase in 2009 is attributable to increased sales of monoclonal antibodies in 2009 by the Company’s commercial partner, Covance.

The gross profit rate for 2009 was 63% compared to 59% in 2008. This increase was primarily due to higher costs of sales in 2008, the first year of production of Pyratine products.

The Company records compensation expense for stock awards granted. The Company incurred $346,000 and $650,000 in stock based compensation operating expense for 2009 and 2008, respectively. In 2009 and 2008, options for 28,000 and 737,350 shares, respectively, were issued to employees, consultants and directors of Senetek.

Operating expenses in 2009 decreased by 8% from 2008. This is primarily due to decreased stock compensation in 2009 as compared to 2008 due to the stock options issued in January 2008 to employees and Directors of Senetek. These decreases were partially offset by increased advertising and research and development in 2009.

Revenue

	Summary of Annual Revenue
	(in thousands)
	2009	2008	% change in 2009 versus 2008
Segment
Skincare
Royalties from licensing	$173	$172	1%
Product sales	366	360	2%

Total skincare	539	532	1%

Pharmaceutical
Royalties on monoclonal antibodies	1,368	1,311	4%
Royalties on ED product	—	2	n/a

Total pharmaceutical	1,368	1,313	4%

Total revenue	$1,907	$1,845	3%

In 2009 Senetek focused its resources on expanding its Pyratine-6™ product line and customer base with the introduction of Pyratine XR™ in March 2009. The Company also increased its marketing in specific markets in the U.S. to create brand equity. Pursuant to an Asset Purchase Agreement dated March 10, 2010, Senetek transferred the assets and liabilities relating to its skincare line, with the exception of assets and liabilities related to Kinetin and Zeatin, to Skinvera LLC, a company wholly owned by Frank Massino, former CEO of the Company.

The Company continues to receive remittances from Covance Antibody Services Inc. on sales of monoclonal antibodies produced from cell lines licensed by the Company from RFMH. On March 30, 2007, Senetek completed a License Acquisition Agreement with Valeant which contains a right to share in future royalties due to Valeant from other Kinetin licensees through 2011. Additionally, if RFMH’s patents were successfully challenged, the Company’s revenue from Covance’s sales would be substantially reduced or eliminated.

Skincare Segment

Skincare revenue showed a slight increase of $7,000, or 1%, for 2009 compared to 2008. This increase was primarily due increased sales of Pyratine-6™ and Pyratine XR™ in the current year.

The Company expects its 2010 product sale revenue and net income to decrease from 2009 as a result of the Asset Purchase Agreement with Skinvera LLC in March 2010.

The Company is also dependent upon successful development and commercialization of new active ingredients for its future revenue growth.

Pharmaceuticals Segment

2009 Pharmaceutical revenue was $1,368,000, a 4% increase from 2008. Royalties on monoclonal antibodies increased $57,000, or 4%, as a result of increased sales by Covance.

Revenue from sales of monoclonal antibodies is expected to continue to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with Covance guarantees Senetek minimum payments for monoclonal antibodies of $860,000 in 2010 and $442,000 in 2011, partially offset by Senetek’s guaranteed payments to RFMH of $430,000 in 2010 and $221,000 in 2011.

Gross Profit

	Summary of Gross Profit
	(in thousands)
	2009	2008	% change in 2009 versus 2008
Segment
Skincare	$504	$408	24%
Pharmaceutical	698	684	2%

Total	$1,202	$1,092	10%

As a % of skincare revenue	94%	77%
As a % of pharmaceutical revenue	51%	52%
As a % of total revenue	63%	59%

Gross profit for 2009 increased from 2008 due to higher Skincare costs in 2008 for start-up of the Pyratine-6™ product line. Pharmaceutical gross profit was relatively stable in 2009 as compared to 2008.

Gross margin increased in 2009 as the Company began selling higher margin Pyratine-XR™ products. In March 2010, Senetek sold the majority of its skincare line, retaining only its interests in Kinetin and Zeatin. Following this sale, the Company expects its revenue and gross margin to decrease.

Gross profit from monoclonal antibodies is expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. The Company’s agreement with RFMH guarantees RFMH minimum royalty payments from Senetek for monoclonal antibodies of $430,000 in 2010 and $221,000 in 2011 in conjunction with the Company’s agreement with Covance which guarantees Senetek minimum payments from Covance for monoclonal antibodies of $860,000 in 2010 and $442,000 in 2011.

Research and Development

	Summary of Research and Development
	2009	2008	% change in 2009 versus 2008
	(in thousands)
Research and development	$1,275	$1,141	12%
As a % of total revenue	67%	62%

Research and development expense consists primarily of employee related expenses, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development spending in 2009 was relatively stable as compared to 2008.

Following the closure of its research facility in Aarhus, Denmark, Senetek expects a significant decrease in research and development expense in 2010.

Administration, Sales and Marketing

	Summary of Administration, Sales and Marketing
	2009	2008	% change in 2009 versus 2008
	(in thousands)
Administration, sales and marketing	$5,154	$5,778	(11)%
As a % of total revenue	270%	313%

For the years ended December 31, 2009 and 2008, the following administration, sales and marketing expenses were incurred:

	2009	2008
	(in thousands)
Expense Category
Payroll, benefits and consulting	$1,956	$1,926
Stock-based compensation expense	345	648
Advertising and marketing	950	307
Co-marketing expense	—	926
Legal and accounting	484	828
Other professional services	10	—
Travel and related	569	470
Rent and office expenses	505	368
Insurance-liability	206	215
Depreciation and other non-cash expenses	8	6
Other	121	84

Total	$5,154	$5,778

Administration, sales and marketing expenses decreased in 2009 as compared to 2008 primarily due to decreases in stock based compensation expense, legal fees and co-marketing expense partially offset by the increase in advertising and marketing. In mid-2009 Senetek began an advertising and marketing campaign for Pyratine-6™ and Pyratine-XR™ to create brand recognition. Conversely, co-marketing expense and associated legal fees decreased in 2009 as compared to 2008 due to the 2008 termination of a co-marketing agreement.

Other Income and Expense

The primary recurring component of other income and expense is interest income on cash accounts and short-term investments. Interest income decreased in 2009, as compared to 2008, due to declining cash and investment balances.

2009 other income is negligible. 2008 other income is primarily attributed to a one-time settlement payment received in the second quarter of 2008, following the termination of a co-marketing agreement.

Taxation

Refer to Income Taxes below and Note 12 to the Consolidated Financial Statements for discussion of the Company’s significant deferred tax assets and liabilities and net operating loss carryforwards. At December 31,

2008, a net tax benefit of $303,000 represented expected refunds in the U.S. and the U.K. from net operating losses available to carry back to prior years. In 2009, the tax $3,000 tax expense represented franchise taxes paid.

Contractual Obligations

The Company has contractual obligations related to non-cancelable lease agreements and purchase obligations as listed below. Contractual obligations related to employment agreements are detailed in “Executive Compensation” under Part III, Item 11 of this report on Form 10-K.

	Total	Less than 1 year	1-3 years
	(in thousands)
Operating lease obligations	$39	$37	$2
Purchase obligations:
Research Foundation for Mental Hygiene (1)	651	430	221

	$690	$467	$223

(1)	The Company has a contractual obligation to RFMH for minimum payments of $430,000 (on a pro-rata basis) per year through July 10, 2011. In conjunction, Senetek receives contractual minimum payments from Covance of $860,000 (on a pro-rata basis) per year, without right of offset, for the same period.

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

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped. For sales of skin care products the Company provides no return right to its customers.

For its other channel of distribution, the Company has a 30-day return policy. Therefore, revenue associated with this channel is deferred for 30 days following the sale. Revenue recognized for the years ended December 31, 2009 and 2008 in this channel was $17,000 and $0, respectively. Deferred revenue as of December 31, 2009 and 2008 was $2,000 and $0, respectively.

Included in revenue are fees charged to customers for shipping and handling. Such revenue amounted to $1,000 and $500 at December 31, 2009 and 2008, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Impairment of Intangibles and Other Long-lived Assets

The Company assesses the impairment of other long-lived assets such as property and equipment and intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of other long-lived assets such as property and equipment or intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, it measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. Patent costs, representing legal costs to apply for, renew and defend patents, are expensed as incurred.

Assessing impairment involves significant assumptions and estimates. These assumptions and estimates are based on the Company’s best judgments.

Income Taxes

The Company has significant U.S. deferred tax assets, primarily for its subsidiary which holds its Reliaject® assets, that could be utilized if it generates future taxable income for Reliaject® and is otherwise required to pay income taxes. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has determined that such a change in ownership has not occurred through December 31, 2009. As a result of the March 2010 transaction described in Subsequent Events below, the Company believes it may have undergone a change in ownership, but it has yet to perform an analysis of the transaction and the potential effect on its net operating losses (“NOLs”).

Management believes that it will ultimately generate future taxable income for Reliaject® but due to lack of operating history and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should the Company’s operating results indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of the Company’s valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

The Company is actively looking for partners to promote regulatory approval and commercialization of Invicorp® in the UK and the European Union and believes that this continuation of trade preserves the Company’s UK NOLs. Management is budgeting for improved performance and future operating results which may generate future taxable income and it may reduce the valuation allowance when realization is deemed to be more likely than not. The United Kingdom tax-loss carryforwards are available indefinitely against profits from the same trade carried on in the United Kingdom, but could be limited if there was a greater than 50% change in ownership in any three-year period.

Effective January 1, 2007, the Company adopted FASB ASC 740-10 (Financial Accounting Standards Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48)). ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740-10, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods and no corresponding change in retained earnings. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January adoption date and at December 31, 2009. The Company does not expect there to be any material change to the assessment of uncertain tax positions over the next twelve months.

Stock-Based Compensation

The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Liquidity and Capital Resources

	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$10,732	$15,976
Current ratio	8.53	9.42
Decrease in cash and cash equivalents	$(5,244)	$(4,003)

As of December 31, 2009, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations. Management believes its cash, cash equivalents, short-term investments and cash expected to be generated from royalties on monoclonal antibodies will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Senetek has carefully considered the ability of its financial institutions to safeguard its cash, cash equivalents and short-term investments. Short-term investments represent investment in fully insured Certificates of Deposit Accounts Registry Service (“CDARS”) with original maturities of six months in increments just below $100,000. Its cash and cash equivalents are held in one of the largest banks in the U.S.

Net cash used by continuing operating activities totaled $5,215,000 and $3,971,000 for 2009 and 2008, respectively. The change is primarily attributed to the increase in loss in 2009 as compared to 2008. 2008 loss was reduced by $1,125,000 representing a one-time settlement payment received following the termination of a co-marketing agreement.

Cash and cash equivalents decreased to $4,232,000 at December 31, 2009 from $5,833,000 at December 31, 2008, principally reflecting the net cash used by operations of $5,215,000 in 2009, partially offset by redemption of short-term securities of $3,643,000.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company; see Regulation S-K Section 229.305(e)

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of information furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2009 and 2008, the results of operations and cash flows for the years then ended. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently. Refer to Item 15.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T)—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In connection with the March 2010 Transaction (refer to Note 16 to the Consolidated Financial Statements), John P. Ryan has been appointed to succeed Frank Massino as Chief Executive Officer and Howard Crosby has been appointed to succeed William O’Kelly as the Chief Financial Officer. The Company’s chief executive officer and its principal financial officer have evaluated the effectiveness of its disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009. Based on that evaluation, its chief executive officer and its principal financial officer have concluded that its disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In make this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public account firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 10, 2010, the Company had five Directors.

Name	Position with Company	Director Since	Age
John P. Ryan	Chairman of the Board of Directors and Chief Executive Officer	2010	47
Howard Crosby	President, Chief Financial Officer and Director	2010	57
Anthony Williams	Corporate Secretary and Director	2003	64
Wesley Holland	Director	2010	56
Kerry Dukes	Director	2006	47

Frank Massino was Chairman of the Board of Directors and Chief Executive Officer from 1998 until March 10, 2010. Rodger Bogardus was a member of the Board of Directors from 2006 until March 10, 2010. Both resigned their positions as a result of the March 10, 2010 Transaction detailed in Subsequent Events (refer to Note 16 to the Consolidated Financial Statements).

John P. Ryan, age 47, was appointed to the position of Chief Executive Officer effective March 10, 2010. Mr. Ryan has been the President of Fontana Capital Corporation, a closely held consulting company for the last ten years as well as an Officer and/or Director of a number of public companies including High Plains Uranium, Inc., U.S. Silver Corporation, and Gold Crest Mines, Inc.

Howard Crosby, age 57, was appointed to the position of President, effective March 10, 2010. Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company for more than twenty years as well as an Officer and Director of a number of public companies including High Plains Uranium, Inc., White Mountain Titanium Corporation, and Cadence Resources Corporation.

Anthony Williams was appointed a Director in February 2003 and was most recently re-elected by shareholders at the Annual General Meeting in December 2007. Mr. Williams was appointed Vice Chairman of the Board of Directors in October 2003. He is a partner of DLA Piper US, LLP. Until November 2009, Mr. Williams was a partner of Baker & McKenzie LLP, a global law firm headquartered in Chicago. Until September 2005, Mr. Williams was a partner at Coudert Brothers LLP, a New York City-based international law firm and previously served as Chairman of the Executive Committee and as Administrative Partner of the firm, responsible for worldwide operations. Mr. Williams was affiliated with Coudert Brothers LLP from 1973 through September 2005, first as an associate and then as a partner. In September 2006, Coudert Brothers LLP filed for Chapter 11 bankruptcy protection in the Southern District of New York Bankruptcy Court. He received an A.B. in Government and Economics from Harvard University and a Juris Doctor from New York University School of Law. He has been admitted to the Bars of the United States Supreme Court, the State of New York and State of California. In connection with the March 2010 Transaction Mr. Williams is the Corporate Secretary (refer to Note 16 to the Consolidated Financial Statements).

Wesley R. Holland, MD, was appointed to the Board of Directors, effective March 10, 2010. Dr. Holland has nearly 30 years of experience in diagnostic radiology. He was licensed in California from 1981 to 1994 and is currently licensed in South Carolina and in Florida. His specific expertise is in utilizing critical molecular and nuclear diagnostic imaging procedures to diagnose and treat disease and disorders such as heart disease and cancer.

Kerry Dukes was appointed a Director in May 2006 and was most recently re-elected by the shareholders at the Annual General Meeting in December 2009. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities broker-dealer firm in New York City, where he is responsible for the organization, recruitment, financing and implementation of Ardour’s business plan. Mr. Dukes has more than 20 years experience in the investment banking and securities businesses. Prior to co-founding Ardour, Mr. Dukes served as Director/Senior Managing Partner/Head of Global Activities for BlueStone Capital Partners and Trade.com, where he started-up and grew the firm’s brokerage operations and was instrumental in negotiating and selling a significant interest in the company to ABN Amro Bank, N.V. Prior to BlueStone, Mr. Dukes served as a Board Member, Chief Operating Officer and Managing Director of Commonwealth Associates. Mr. Dukes began his career in the management program at Shearson Lehman, an investment bank. He has served on the boards of numerous public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Mr. Dukes attended the State University of New York.

Executive Officers

John P. Ryan is Chairman of the Board of Directors and Chief Executive Officer (see above). In connection with the March 2010 Transaction, Frank Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors (refer to Note 16 to the Consolidated Financial Statements).

Howard Crosby is the President, Chief Financial Officer and a member of the Board of Directors, effective March 10, 2010. In connection with the March 2010 Transaction Mr. O’Kelly was terminated without cause as Chief Financial Officer and resigned as Secretary of the Company (refer to Note 16 to the Consolidated Financial Statements).

Executive officers serve in their offices (without fixed terms) at the pleasure of the Board of Directors.

Independent Directors

The Board has determined that the following Directors of the Company (constituting a majority of all Directors) are “independent” within the meaning of the listing standards of the NASDAQ Stock Market: Mr. Williams, Mr. Dukes and Dr. Holland. In connection with the March 2010 Transaction Mr. Bogardus resigned as member of the Board of Directors (refer to Note 16 to the Consolidated Financial Statements).

Financial Expert

The Board of Directors has determined that Mr. Dukes is an “audit committee financial expert” by reason, among other things, of his experience as chief executive officer of a registered securities investment banking and broker-dealer firm and as an investment banker involved in over 20 registered public offerings of securities. Mr. Dukes, Mr. Williams and Dr. Holland constitute the Audit Committee of the Board. In connection with the March 2010 Transaction Mr. Bogardus resigned as member of the Board of Directors (refer to Note 16 to the Consolidated Financial Statements).

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

Director Nomination Process

All four of the seats on the Nominating Committee are currently vacant and the functions of the Committee are performed by the full Board which includes one non-independent member and Mr. Massino who is the Company’s Chief Executive Officer at December 31, 2009. The duties of the Nominating Committee consist, among other things, of identifying individuals qualified to become Board members, selecting, or recommending to the Board, the Director nominees for the next Annual General Meeting, selecting, or recommending to the Board, Director candidates to fill any vacancies on the Board, and receiving proposals for Director nominees from beneficial holders of the Company’s ordinary shares. A copy of the Nominating Committee’s charter is available on the Company’s website at www.senetekplc.com. The Nominating Committee makes an assessment of the suitability of candidates for election to the Board, taking into account business experience, independence, and character. The Board has not, thus far, considered it appropriate to adopt specific, minimum objective criteria for director nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the Board since the distribution of the Company’s last proxy statement for its election of directors.

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

To its knowledge, based solely on a review of the copies of such reports furnished to the Company, it believes that all reporting obligations of its officers, directors and greater than 10% shareholders under Section 16(a) were satisfied during the year ended December 31, 2009.

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

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards (2)	Option Awards (2)	All Other Compensation (1)	Total
Frank J. Massino	2009	$370,000	(3)	$—	$—	$246,120	$69,510	$685,630
Chairman and Chief Executive Officer (PEO)	2008	384,231	(3)	—	—	475,347	53,074	912,652
William F. O’Kelly	2009	222,310	(3)	—	—	22,568	20,259	265,137
Chief Financial Officer and Secretary (PFO)	2008	230,860	(3)	—	—	47,622	19,472	297,954

(1)	Detail of All Other Compensation

	Year	401(k) Employer Match		Life Insurance	Disability Insurance	Car Allowance	Other	Total
Frank J. Massino	2009	$23,416	(4)	$14,067	$13,498	$16,500	$2,029	$69.510
	2008	4,133		14,067	13,498	12,000	9,376	53,074
William F. O’Kelly	2009	10,869	(4)	—	—	8,100	1,290	20,259
	2008	7,750		—	—	6,000	5,722	19,472

(2)	See Note 9 of Notes to Consolidated Financial Statements for stock and option compensation computation details.
(3)	2009 includes the January 1, 2010 payroll paid on December 31, 2009 due to the holiday. 2008 includes the January 2, 2009 payroll paid on December 31, 2008 due to the holiday.
(4)	2009 includes 401(k) match true-up from 2005-2008.

Effective January 1, 2008, Mr. Massino’s base salary was increased from $360,000 to $370,000. Effective January 1, 2008, Mr. O’Kelly’s base salary was increased from $215,000 to $222,310.

GRANTS OF PLAN-BASED AWARDS

As at December 31, 2009

Name and Principal Position	Grant Date	Number of Shares
		Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards	All Other Option Awards	Exercise Price		Grant Date Fair Value of Stock and Option Awards
Frank J. Massino Chairman and Chief Executive Officer (PEO)	January 18, 2008 January 18, 2008	458,750 81,850	— —	— —	$ $	2.50 2.50	$ $	729,725 135,967
William F. O’Kelly Chief Financial Officer and Secretary (PFO)	January 18, 2008	48,750	—	—		$2.50		$80,982

No equity grants were awarded in 2009. The Compensation Committee awarded the equity grants included in the “Grants of Plan-Based Awards” table in 2008. The Compensation Committee did not award annual cash bonuses or salary increases for 2009 or 2008.

The Company does not plan to release material, non-public information for the purpose of affecting executive compensation and it does not plan or coordinate grants to existing or new executives around the release of material non public information.

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

Material Terms of Employment Agreements

The Company had an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002, January 1, 2003 and April 2006. The agreement and amendments provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to discretionary increases by the Compensation Committee from time to time. Mr. Massino’s base salary was increased from $360,000 to $370,000 as of January 1, 2008. The contract also provides for monthly automobile allowance and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any.

Under the terms of the employment agreement, in the event that Mr. Massino’s employment is terminated by the Company (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment upon consummation of certain changes of control (as defined below), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. For purposes of the employment agreement with Mr. Massino, a “change of control” would include, among other events set forth in that agreement, (i) a sale, lease or transfer of all or substantially all of its assets, (ii) the adoption by its shareholders of a plan relating to Senetek’s liquidation or dissolution, (iii) Senetek’s merger or consolidation, following which its shareholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation, (iv) an acquisition by an individual or group of more than 50% of the Company’s voting securities, and (v) a change in the Board of Directors that results in less than a majority of the Board being comprised of directors that have served on the Board of Directors for at least 12 months or who were approved by a majority of the Board at the time of their election or appointment. In connection with the March 2010 Transaction Mr. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors (refer to Note 16 to the Consolidated Financial Statements). As a result, Mr. Massino received the lump sum payment described above and his employment agreement was terminated.

The Company had a payment agreement dated March 5, 2007 with Mr. O’Kelly that required the Company to make certain severance payments to Mr. O’Kelly in the event his employment is terminated under certain circumstances. If: (A) following a Change of Control, the Company does not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of Equivalent Authority by the Company or a Successor Enterprise or (B) Mr. O’Kelly does not continue his employment with the Company or a Successor Enterprise after a Relocation, then, in either such event, the Company will continue to pay him his base salary as at the date of the Change of Control or Relocation for a period of six months following his separation from the Company or the Successor Enterprise. In connection with the March 2010 Transaction Mr. O’Kelly was terminated without cause as Chief Financial Officer and resigned as Secretary of the Company (refer to Note 16 to the Consolidated Financial Statements). As a result, Mr. O’Kelly received the severance payment described above and his payment agreement was terminated.

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

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

As at December 31, 2009

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (5)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Frank J. Massino	183,500	275,250	(1)	—	$2.50	01/17/2015
Chairman and Chief Executive	39,961	41,889	(2)	—	$2.50	01/17/2015
Officer (PEO)	28,516	8,984	(3)	—	$1.60	12/17/2013
	75,000	—	(4)	75,000	$2.08	06/05/2013
William F. O’Kelly	23,800	24,950	(2)	—	$2.50	01/17/2015
Chief Financial Officer and	12,500	—	(4)	12,500	$2.08	06/05/2013
Secretary (PFO)

(1)	Options vest 20% at issue and 20% on each anniversary date through January 18, 2012
(2)	Options vest ratably over 48 months through January 18, 2012

(3)	Options vest ratably over 48 months through December 18, 2010
(4)	On June 6, 2006, the Compensation committee awarded 150,000 non-qualified options to Mr. Massino and 25,000 non-qualified options to Mr. O’Kelly. The option grants have a term of seven years and were priced at the Company’s share market price at the close of business on the grant date. The option grants vest 25% each with respect to calendar years 2006, 2007, 2008 and 2009 if and only if one of the two conditions (“A” or “B”) described below are satisfied. If neither condition is satisfied with respect to the calendar year, the tranche applicable to that year plus any unvested cumulative tranches from prior years are carried forward to the following year and fully vested if one of the two conditions are met with respect to that year. The criterion for Condition B was met in 2007 and 2006; the shares are 50% vested at December 31, 2009. Neither Condition A or B was met in 2009 or 2008, the shares that would have vested in 2009 and 2008 have been carried forward to 2010.

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

Calendar Year	Condition A: X equals	Condition B: Y equals
2006	$4.00	$1,200,000
2007	$5.60	$2,040,000
2008	$7.84	$2,356,000
2009	$10.96	$2,697,000

(5)	Effective March 10, 2010, in accordance with the Securities Purchase Agreement dated March 4, 2010, between Senetek and DMRJ Group LLC, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010.

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

Potential Payments upon Termination or Change in Control

The Company had an employment agreement with Mr. Massino and a payment agreement with Mr. O’Kelly that include severance and change of control provisions. These provisions are fully described in the preceding section titled Material Terms of Employment Agreements. In the event Mr. Massino was to be terminated without cause or in the event of a change in control as described above, Mr. Massino would be entitled to a minimum lump sum payment of $370,000 (his current salary) plus a deemed bonus times three. In addition, all unvested stock options and restricted stock would immediately vest. In the event Mr. O’Kelly was to be terminated as a result of a change in control or relocation as described above, Mr. O’Kelly would be entitled to a lump sum payment of $107,500.

Senetek and DMRJ Group, LLC, signed a Security Purchase Agreement, a Note and a Warrant Purchase Agreement on March 10, 2010. As a result, Mr. Massino and Mr. O’Kelly were terminated without cause and severance and change of control payments were made to Mr. Massino and Mr. O’Kelly on March 11, 2010 in accordance with their agreements. There are no other employment agreements in place and no claims existed at December 31, 2009 with respect to employment agreements with past employees.

Director Compensation Tables and Narrative Disclosure

DIRECTOR COMPENSATION TABLE

Name (1)	Fees Earned or Paid in Cash	Option Awards (2) (3)	Total
Anthony Williams	$12,500	$18,901	$31,401
Rodger Bogardus	$12,500	$13,644	$26,144
Kerry Dukes	$12,500	$13,643	$26,143

(1)	Mr. Massino is Chairman of the Board. His compensation is discussed in the Executive Compensation tables.
(2)	See Note 9 of Notes to the Consolidated Financial Statements for stock compensation computation details.
(3)	Mr. Williams holds an aggregate total of 96,250 stock options at December 31, 2009. Mr. Bogardus and Mr. Dukes each hold an aggregate total of 42,500 stock options at December 31, 2009.

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

Compensation Committee

Compensation Committee Practices and Procedures

The Compensation Committee of the Board of Directors, comprised solely of independent Directors, has the responsibility and authority to establish the compensation program for the Company’s Executive Officers. The Compensation Committee is comprised of Mr. Kerry Dukes (Chairman) and Dr. Wesley Holland.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Senetek’s outstanding ordinary shares as of March 31, 2010 by (i) each of Senetek’s Directors who is also a stockholder; (ii) its Chief Executive Officer; (iii) its other executive officers currently in office; and (iv) all executive officers and Directors of Senetek as a group. There are no persons believed by Senetek to beneficially own more than 5% of the Company’s outstanding ordinary Shares. The holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of its Directors and executive officers is that of Senetek.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2) (3)	Percentage of Class (1)
John P. Ryan	—	—
Howard Crosby	—	—
Anthony Williams	130,957	1.7%
Wesley Holland	—	—
Kerry Dukes	48,750	*

All Directors and Executive Officers as a group	179,707	1.7%

*	Less than one percent
(1)	For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes the following number of shares issuable upon exercise of options or warrants that currently are exercisable or will become exercisable within 60 days of March 31, 2010: Mr. Williams: 96,250; Mr. Dukes: 42,500
(3)	In conjunction with the March 2010 Transaction between Senetek and DMRJ Group LLC, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009. The options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010.

See Item 5 above for information regarding the Company’s equity compensation plans.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Anthony Williams, a Director of the Company, is a partner of the law firm DLA Piper US LLP. Mr. Williams was previously a partner of the law firm of Baker & McKenzie LLP from September 2005 through October 2009 and prior to that was a partner of the law firm of Coudert Brothers LLP. Legal fees paid to DLA Piper in 2009 and 2008 were $50,000 and $0, respectively. Legal fees paid to Baker & McKenzie LLP in 2009 and 2008 were $56,000 and $409,000, respectively.

Dr. Brian Clark, Chief Scientist for the Company until January 31, 2010, earned a consulting fee of $108,000 in 2009 and 2008. This amount was accrued and paid in both years.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors appointed Macias Gini & O’Connell LLP (“Macias Gini”) as independent accountants to examine the Company’s consolidated financial statements for the year ended December 31, 2009 and to render other professional services as required and appointed BDO LLP as its independent accountants to examine the Company’s English accounts and reports.

Aggregate fees billed by the Company’s principal accountants, Macias Gini for 2009 and 2008, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL LLP—Principal Accountants in the United States:

Type of Service	2009	2008
Audit fees (1)	$132,000	$137,000
Other audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$132,000	$137,000

(1)	Audit fees: This category consists of fees for professional services rendered by Macias Gini for audits of the Company’s annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Other audit-related fees: None
(3)	Tax fees: None
(4)	All other fees: None

Aggregate fees billed by the Company’s principal accountants in the United Kingdom, BDO LLP for 2009 and 2008, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

BDO LLP—Principal Accountants in the United Kingdom:

Type of Service	2009	2008
Audit fees (1)	$53,000	$74,000
Other audit-related fees (2)	—	—
Tax fees (3)	22,000	26,000
All other fees (4)	—	—

Total	$75,000	$100,000

(1)	Audit fees: This category consists of fees for professional services rendered by BDO LLP for audits of the Company’s annual financial statements and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit and statutory audits required by United Kingdom jurisdictions.
(2)	Other audit-related fees: None
(3)	Tax fees: This category consists of fees for professional services rendered by BDO LLP for United Kingdom tax compliance including tax return preparation, technical tax advice and tax planning.
(4)	All other fees: None

The Audit Committee established a policy governing the Company’s use of the Company’s auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered. In 2009 and 2008, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. The Audit Committee determined that the rendering of other professional services for audit related matters, tax compliance and tax advice was compatible with these firms maintaining their independence. In 2009 and 2008, no hours were expended on the principal accountant’s engagement to audit the financial statements that were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) Financial Statements:

(2) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation of Senetek PLC

Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference

3.2	Memorandum and Articles of Association of Senetek PLC (defining the rights of security holders, subject to the provisions of the United Kingdom Companies Act 1985)

Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference

+10.1	Senetek No. 1 Share Option Scheme for Employees

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference

+10.3	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants

Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference

10.4	Deposit Agreement dated October 3, 2005 between Senetek PLC and The Bank of New York

Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

+10.14	Service Agreement dated December 30, 1998 between Senetek PLC and Mr. F. J. Massino

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference

Exhibit No.	Description
10.16	Securities Purchase Agreement dated April 13, 1999 by and among Senetek PLC and certain other parties thereto

Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference

10.17	Securities Purchase Agreement (“Securities Purchase Agreement”) dated April 14, 1999 between Senetek PLC and the various purchasers designated in the agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.18	Form of Senior Secured Note due April 14, 2002 issued by Senetek PLC pursuant to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.19	Form of Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.20	Form of Series B Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.21	Form of Series C Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.22	Registration Rights Agreement dated as of April 14, 1999 among Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.23	Security Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.24	Pledge Agreement dated as of April 14, 1999 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.25	Pledge Agreement dated April 14, 1999 by and between Senetek Drug Delivery Technologies Inc. and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.26	Guaranty dated as of April 14, 1999 executed by Senetek Drug Delivery Technologies Inc. and Carme Cosmeceutical Sciences Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

Exhibit No.	Description
10.27	Patent and Security Agreement dated as of April 14, 1999 between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.28	Fixed and Floating Security Document dated April 14, 1999 executed by Senetek PLC in favor of the Collateral Agent named therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.30	Settlement Agreement dated April 13, 1999 among Senetek PLC and the parties named therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference

10.31	Form of Amended Series A Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference

10.32	Form of Amended B Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference

10.33	Form of Amended C Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

Exhibit No.	Description
10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

Exhibit No.	Description
10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.52	Warrant to Purchase 125,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference

*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

Exhibit No.	Description
*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

Exhibit No.	Description
10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.75	Consulting Agreement with Stewart Slade May 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

Exhibit No.	Description
*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference

+10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004 and incorporated herein by reference

10.85

3rd Amendment to the Securities Purchase Agreement dated as of September 30, 2004 by and between the Company and the holders of the Company’s Senior Secured Notes, Series A Warrants and Series B Warrants

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.86	Letter Agreement dated September 30, 2004 by and between the Company and the holders of the Company’s Series D Warrants

Filed as an exhibit to Registrant’s Report on Form 8-K filed October 5, 2004 and incorporated herein by reference

*10.87	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.88	Forbearance Agreement between U.S. International Trading Corporation and Senetek PLC dated November 8, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004, and incorporated herein by reference

*10.89	License Agreement between the Company and Ferrosan A/S dated December 8, 2004

Filed as an exhibit to Registrant’s report on Form 10-K for the fiscal year-ended December 31, 2004, and incorporated herein by reference

*10.90	Amended and restated agreement between Senetek PLC and Signet Laboratories dated as of January 1, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

Exhibit No.	Description
+10.91	Severance agreement between the Company and Wade H. Nichols dated as of March 23, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

+10.92	Consulting agreement between the Company and Wade H. Nichols dated as of April 1, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

*10.93	License Agreement between Senetek and pH Advantage, LLC dated as of April 30, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

*10.94	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

*10.95	License Agreement between Senetek PLC and Ofra Cosmetics dated as of September 15, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.96	Second Amendment to Agreement on Cooperative Research and Development between Senetek PLC and Institute of Experimental Botany dated as of November 10, 2005

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

*10.97	License Agreement between Senetek PLC and Plethora Solutions Limited dated as of February 16, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.98	Agreement on Cooperative Research and Development between Senetek PLC, and Dr. Efstathios S. Gonos and Dr. Ioanna Chinou dated as of March 6, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

*10.99	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.100	Prepayment Agreement between Senetek PLC and the Holders of Senetek’s Senior Secured Notes and Warrants dated as of March 30, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.101	Series E Warrant dated March 31, 2006 issued to Wallington Investment Holdings Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

Exhibit No.	Description
10.102	Series E Warrant dated March 31, 2006 issued to Alba Limited

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.103	Resignation and Indemnity Consulting Agreement between Senetek PLC and Rani Aliahmad dated as of March 31, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.104	Resignation and Indemnity Agreement Consulting Agreement between Senetek PLC and Michael Khoury dated as of March 31, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.105	Loan and Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.106	Intellectual Property Security Agreement between Senetek PLC and Silicon Valley Bank dated as of March 30, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.107	Securities Account Control Agreement between Senetek PLC, U.S. Bank, N.A., SVB Asset Management and Silicon Valley Bank dated as of March 30, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.108	Amendment dated as of May 19, 2006 among Signet Laboratories, Inc., Senetek PLC, Research Foundation for Mental Hygiene and Covance Antibody Services, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

10.109	Contract for Personal Services between Senetek PLC and Brian Clark dated August 1, 2006

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

*10.110	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences – Phloretamide

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

*10.111	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences – Plant Nucleic Acids

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

Exhibit No.	Description
*10.112

Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences – Brain Tumor treatment with Interference RNA

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

*10.113	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences – Furfurylcytosine

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

+10.114	Payments in the Event of Certain Changes Agreement between Senetek PLC and William F. O’Kelly dated March 5, 2007

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

10.115	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

10.116	License, Supply & Distribution Agreement with Triax Aesthetics LLC dated August 6, 2007

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference

+10.117	Employment offer letter to Phillip Rose dated May 22, 2008

Filed as an exhibit to Registrant’s Report on Form 8-K filed June 16, 2008 and incorporated herein by reference

10.118	Settlement Agreement with Triax Aesthetics LLC dated June 27, 2008

Filed as an exhibit to Registrant’s Report on Form 8-K filed July 3, 2008 and incorporated herein by reference

10.119	Lease Agreement with Fairlawns Partnership dated May 14, 2009

Filed as an exhibit to Registrant’s Report on Form 8-K filed May 19, 2009 and incorporated herein by reference

10.120	Extension Agreement on Cooperative Research and Development dated June 5, 2009 between Senetek PLC and Czech Republic Institute of Experimental Botany

Filed as an exhibit to the Registrant’s Report on Form 8-K filed June 10, 2009 and incorporated herein by reference

10.121	Lease Termination Agreement with Fairlawns Partnership dated December 31, 2009

Filed as an exhibit to Registrant’s Report on Form 8-K filed January 6, 2010 and incorporated herein by reference

10.122	Secured Convertible Promissory Note payable to DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

Exhibit No.	Description
10.123	Warrant Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.124	Securities Purchase Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.125	Collateral Pledge and Security Agreement between Senetek Plc and DMRJ Group LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.126	Trademark License Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.127	Collateral Pledge and Security Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.128	Secured Promissory Note from Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.129	Asset Purchase Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15 2010

21	Subsidiaries of Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference

24	Power of Attorney included on the signature page to this Annual Report on Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Confidential treatment has been requested as to certain portions of those exhibits
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Napa, State of California, on this April 15, 2010.

SENETEK PLC

By:	/s/ J. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY TO SIGN AMENDMENTS

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint John P. Ryan and Howard Crosby, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits hereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ J. P. RYAN John P. Ryan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 15, 2010

/S/ H. CROSBY Howard Crosby	President, Chief Financial Officer and Director (Chief Accounting Officer)	April 15, 2010

/S/ A. WILLIAMS Anthony Williams	Corporate Secretary and Director	April 15, 2010

/S/ W. HOLLAND Wesley Holland	Director	April 15, 2010

/S/ K. DUKES Kerry Dukes	Director	April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and

Stockholders of Senetek PLC

Napa, California

We have audited the accompanying consolidated balance sheets of Senetek PLC and its subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2009 the Company has changed its method of accounting for warrants which are not indexed to its stock due to the adoption of FASB ASC 815 (EITF 07-5, Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock).

/s/ MACIAS GINI & O’CONNELL LLP
Macias Gini & O’Connell LLP

Sacramento, California

April 15, 2010

SENETEK PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$4,232	$5,833
Short-term investments	6,500	10,143
Trade receivables (net of allowances of $5 in 2009 and $187 in 2008)	311	148
Non-trade receivables	122	159
Tax receivable	9	352
Inventory	312	165
Prepaid expenses and deposits	154	140
Prepaid tax	2	59

Total current assets	11,642	16,999
Property and equipment—net	44	98

Total assets	$11,686	$17,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$696	$772
Accrued liabilities	442	855
Deferred revenue and license fees	174	178
Other liabilities	53	—

Total current liabilities	1,365	1,805

Long term liabilities
Deferred license fees	416	588

Commitments, contingencies and subsequent events	—	—
Stockholders’ equity
Ordinary shares
Authorized shares: 100,000,000; $0.65 (40 pence) par value; 7,645,802 shares issued and outstanding at December 31, 2009 and 2008	4,940	4,940
Share premium	85,546	85,700
Accumulated deficit	(80,627)	(75,969)
Accumulated other comprehensive income—translation adjustments	46	33

Total stockholders’ equity	9,905	14,704

Total liabilities and stockholders’ equity	$11,686	$17,097

See accompanying notes to the consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008
	(in thousands, except per share data)
Revenue
Royalties and licensing fees	$1,541	$1,485
Product sales	366	360

Total revenue	1,907	1,845

Cost of sales
Royalties and licensing	670	636
Product sales	35	117

Total cost of sales	705	753

Gross profit	1,202	1,092

Operating expenses
Research and development	1,275	1,141
Administration, sales and marketing	5,154	5,778

Total operating expenses	6,429	6,919

Operating loss	(5,227)	(5,827)
Interest income	124	499
Interest expense	(1)	(1)
Other (expense) income, net	2	1,267

Loss before income taxes	(5,102)	(4,062)
(Provision) benefit for income taxes	(3)	303

Net Loss	$(5,105)	$(3,759)

Basic and diluted loss per share	$(0.67)	$(0.49)
Weighted average basic and diluted ordinary shares outstanding	7,646	7,646

See accompanying notes to the consolidated financial statements

SENETEK PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(in thousands, except share data)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Comprehensive Income- Currency Translation	Stockholders’ Equity
Balances January 1, 2008	7,645,802	$4,940	$85,050	$(72,210)	$43	$17,823

Stock-based compensation expense related to employee and director stock options	—	—	650	—	—	650
Comprehensive loss:
Net loss	—	—	—	(3,759)	—	(3,759)
Translation adjustments	—	—	—	—	(10)	(10)

Total comprehensive loss	—	—	—	—	—	(3,769)

Balances December 31, 2008	7,645,802	4,940	85,700	(75,969)	33	14,704

Cumulative effect of adjustments for the fair value of warrants ASC 815 (EITF 07-5)	—	—	(500)	447	—	(53)

Balance January 1, 2009 (restated)	7,645,802	4,940	85,200	(75,522)	33	14,651

Stock-based compensation expense related to employee and director stock options	—	—	346	—	—	346
Comprehensive loss:
Net loss	—	—	—	(5,105)	—	(5,105)
Translation adjustments	—	—	—	—	13	13

Total comprehensive loss	—	—	—	—	—	(5,092)

Balances December 31, 2009	7,645,802	$4,940	$85,546	$(80,627)	$46	$9,905

See accompanying notes to consolidated financial statements.

SENETEK PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,105)	$(3,759)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on retirement/sale of assets	24	—
Depreciation	72	76
Bad debt expense	(8)	7
Stock-based compensation	346	650
Changes in operating assets and liabilities:
Trade receivables	(155)	19
Non-trade receivables	37	(40)
Tax receivable	343	(352)
Inventory	(147)	(30)
Prepaid expenses and deposits	(14)	18
Prepaid tax	57	(59)
Accounts payable	(76)	21
Accrued liabilities	(413)	(303)
Deferred revenue and license fees	(176)	(181)
Income taxes	—	(38)

Net cash used by operating activities	(5,215)	(3,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (purchases of) short-term investments	3,643	(10,143)
Purchase of property and equipment	(42)	(22)

Net cash provided (used) by investing activities	3,601	(10,165)

Effect of exchange rate on cash and cash equivalents	13	(10)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,601)	(14,146)
Cash and cash equivalents at the beginning of the year	5,833	19,979

Cash and cash equivalents at the end of the year	$4,232	$5,833

Supplemental disclosures of cash flow information
Income taxes paid	$6	$314
Interest paid	$1	$1
Initial valuation of derivative liability (other liability)	$53	$—

See accompanying notes to consolidated financial statements

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

Examples of significant estimates and assumptions made by management involve revenue recognition, the establishment of provisions for bad debt, sales returns and inventory realization, the determination of fair value of stock compensation awards, realizability of deferred tax assets, valuation of derivatives, and impairment of long lived assets.

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

(c) Cash and Cash Equivalents

For the purposes of the statements of cash flows and balance sheets, the Company considers any highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2009 and 2008, the Company held $69,000 and $5,594,000, respectively, in bank balances in excess of the insurance limits.

(d) Short-Term Investments

The Company’s short-term investments are classified as held-to-maturity securities. Held-to-maturity securities are measured at amortized cost as it is the Company’s intent to hold these securities to maturity. Interest earned on these securities is included in interest income.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Revenue, Deferred Revenue and Accounts Receivable

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped. For sales of skin care products the Company provides no return right to its customers.

For its other channel of distribution, the Company has a 30-day return policy. Therefore, revenue associated with this channel is deferred for 30 days following the sale. Revenue recognized for the years ended December 31, 2009 and 2008 in this channel was $17,000 and $0, respectively. Deferred revenue as of December 31, 2009 and 2008 was $2,000 and $0, respectively.

Included in revenue are fees charged to customers for shipping and handling. Such revenue amounted to $1,000 and $500 for the years December 31, 2009 and 2008, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

Remittances received from the Company’s marketer, Covance Antibody Services, Inc. (“Covance”) on its sales of monoclonal antibodies are recognized based upon a percentage of actual Covance sales pursuant to the contract terms. Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products where the Company has substantive continuing obligations are deferred and recognized as revenue is earned, which is generally on a straight-line basis over the life of the contract. When the Company does not have substantive continuing obligations, such license fees are recognized as revenue. Royalties from the Company’s skincare licensees are recognized based on sales reports from the licensees that calculate the per item or percentage due on products sold by the licensees. The Company receives sales reports from the licensee and based upon this information, plus subsequent cash receipts, records royalty revenue.

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations.

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

(g) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight line basis using the following estimated useful lives:

•	Office furniture fixtures and equipment: 3 to 15 years

•	Plant and laboratory equipment: 5 years

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease term, whichever is the shorter.

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

(k) Calculation of the Number of Shares and Net Income per Share

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

	December 31
	2009	2008
	(in thousands)
Numerator:
Net loss	$(5,105)	$(3,759)

Denominator:
Basic weighted average ordinary shares outstanding	7,646	7,646
Potentially dilutive common stock equivalents	—	—

Diluted weighted average ordinary shares outstanding	7,646	7,646

Options and warrants to purchase stock totaling 1,414,000 and 1,567,000 shares were outstanding at December 31, 2009 and 2008, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

(l) Financial Instruments

The carrying values of cash, short-term investments, receivables, inventory, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

(n) Stock Compensation Expense

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 178.

(o) Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the 2009 and 2008 were $108,000 and $0, respectively.

(p) Shipping and handling costs

The Company records shipping and handling fees billed to customers as revenue included in product sales. Costs associated with shipping and handling activities are comprised of outbound freight and are recorded in cost of sales. Shipping revenue was $1,000 and $500 in the years ended December 31, 2009 and 2008, respectively. Shipping costs incurred were $5,000 and $2,000 in the years ended December 31, 2009 and 2008, respectively.

(q) Recent accounting pronouncements

The FASB implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification has become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of the Codification, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grand-fathered non-SEC accounting literature not included in the Codification has become non-authoritative.

Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts, but instead will issue Accounting

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance in the Codification, and provide the basis for the conclusions on the changes in the Codification.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10-50; 815-10-65-1 (Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133). ASC 815-10-50; 815-10-65-1 (SFAS No. 161) requires enhanced disclosures about a company’s derivative and hedging activities. For Senetek, ASC 815-10-50; 815-10-65-1 (SFAS No. 161) is effective for financial statements issued for the fiscal year beginning January 1, 2009. The Company’s adoption of FASB ASC 815-10-50; 815-10-65-1 (SFAS No. 161) did not have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock) was issued. ASC 815-40; 815-10-65-3 (EITF 07-5) addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. ASC 815-40; 815-10-65-3 (EITF 07-5) is effective for financial statements issued for fiscal years after December 15, 2008 and interim periods within those fiscal years. See Note 8 for additional information.

In April 2009, FASB issued FASB ASC 825-10-65-1 (FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) which increases the frequency of fair value disclosures to a quarterly instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. ASC 825-10-65-1 is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The adoption of ASC 825-10-65-1 did not have a material impact on results of operations, cash flows or financial position.

In October 2009, FASB issued Accounting Standard Update (ASU) 2009-13 Revenue Recognition (Topic 605). ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

In January 2010, FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition. This ASU also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20) which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

(r) Reclassification

Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

3.	Concentration of Risk

The Company’s customers are located principally in the United States. One customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 9% and 72% of net revenue, respectively, and 0% and 96% of net receivables, respectively, in 2009. In 2008, one customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 71% and 13% of net revenue, respectively, and 90% and 0% of net receivables, respectively.

Concentration of credit risk with respect to other trade receivables is limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic regions.

4.	Short-Term Investments

Short-term investments represent certificates of deposit (CDARS) with various financial institutions totaling $6,500,000 and $10,143,000 at December 31, 2009 and 2008, respectively. Each CDAR has a principal balance of approximately $99,000 and is outstanding for a period of six months. At December 31, 2009 and 2008, the Company classified all of its investments as held-to-maturity. The fair market value approximates the cost and it is the intent of the Company to hold these investments until they mature.

5.	Inventory

Inventory consists of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Raw materials	$175	$119
Work in process	3	7
Finished goods	134	39

Total inventory	$312	$165

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property and Equipment

Property and equipment are summarized as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Cost:
Office furniture, fixtures and equipment	$138	$140
Plant and laboratory equipment	179	176
Leasehold improvements	100	99

	417	415

Accumulated depreciation:
Office furniture and fixtures	119	121
Plant and laboratory equipment	158	120
Leasehold improvements	96	76

	373	317

Net carrying value	$44	$98

Depreciation expense for the years ended December 31, 2009 and 2008 was $72,000 and $76,000, respectively.

7.	Accrued Liabilities

Accrued liabilities comprise the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Accrued salaries and benefits	$82	$236
Legal and professional fees	100	168
Audit and tax fees	150	212
Accountancy fees	10	30
Other liabilities and accruals	100	209

	$442	$855

8.	Other Liabilities

On January 1, 2009, the Company recorded the value of its outstanding warrants as a liability in accordance with FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock).

Below is the cumulative effect of recording the warrant liability:

	Other Liability	Share Premium	Accumulated Deficit
	(in thousands) Increase/(decrease)
January 1, 2009 derivative instrument liability related to warrants	$53	$—	$53
Reversal of prior accounting related to warrants	—	(500)	(500)

	$53	$(500)	$(447)

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 3 inputs, of the Company’s warrants using the following assumptions at December 31, 2009:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	48.6%	0.47%	1.172	$1.22

The Company determined that the change in estimated fair value of the warrants from January 1, 2009 was not significant.

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	December 31, 2009	December 31, 2008
(in thousands)
Warrant	Other liabilities	$ 53	$ —

There was no change in the recorded balance and no income or expense associated with changes in derivative instrument fair values recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

9.	Stock Option Plans

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members. The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors.

In December 1985, Senetek adopted a share option plan (the “No. 1 Plan”) for employees with shareholder approval. Under the No. 1 Plan, options to purchase ordinary shares are granted by the Board of Directors, subject to the exercise price of the option being not less than the market value of an ordinary share on the grant date. After the first twelve months following the date of the grant, options are exercisable at the rate of 25 percent, for each full year of employment. In the event the optionee’s employment is terminated, the option may not be exercised unless the Board of Directors so permits. The options expire seven years from the date of the grant. On May 16, 1997, shareholders approved the extension of the No. 1 Plan until December 1, 2005 and an increase in the number of shares available for grant to 750,000. The No. 1 Plan expired by its terms in December 2005. During 2009, all remaining options in Plan 1 expired.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option transactions under the No. 1 Plan for the two years ended December 31, 2009:

	Number of Options	Weighted Average Exercise price
Outstanding at December 31, 2007	121,875	$6.89
Expired	—	—

Outstanding at December 31, 2008	121,875	6.89
Expired	(121,875)	6.89

Outstanding at December 31, 2009	—	—

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

The following table summarizes option transactions under the No. 2 Plan for the two years ended December 31, 2009:

	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	75,000	$6.01	2.23	—
Expired	(12,500)	15.00

Outstanding at December 31, 2008	62,500	4.22	1.52
Expired		—

Outstanding at December 31, 2009	62,500	$4.22	0.52	—

Vested or expected to vest at December 31, 2009	62,500	$4.22	0.52	—

Exercisable at December 31, 2009	62,500	$4.22	0.52	—

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

Options Granted in	Number of Shares Granted	Exercise Price (1)	Average Fair Value
June 2009	27,000	$1.28	$0.83
September 2009	1,000	$1.19	$0.77

January 2008	458,750	$2.50	$1.59
January 2008	238,600	$2.50	$1.66
June 2008	40,000	$1.55	$1.00

(1)	Exercise Price represents the closing stock price on the grant date

A total of 976,662 stock options and 25,781 restricted shares have been granted to date, net of forfeitures. These totals include 64,943 stock options issued outside of the shareholder approved plan.

The following tables summarize option and restricted stock transactions under the Senetek Equity Plan:

	Number of Shares Available for Grant	Number of Options Issued Outside of Shareholder Approved Plan	Number of Options and Restricted Stock Outstanding (1)
Balance at December 31, 2007	633,595	—	303,905
Granted	(633,907)	(103,443)	737,350
Expired	312	8,000	(8,312)

Balance at December 31, 2008	—	(95,443)	1,032,943
Granted	—	(28,000)	28,000
Expired	—	58,500	(58,500)

Balance at December 31, 2009	—	(64,943)	1,002,443

(1)	Includes 25,781 shares of Restricted Stock issued in December 2007.

	Number of Options and Restricted Stock Outstanding (1)	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	303,905	$2.01	5.50	$149,476
Granted	737,350	$2.45
Expired	(8,312)	$2.48

Outstanding at December 31, 2008	1,032,943	$2.31	5.64	—
Granted	28,000	$1.28
Expired	(58,500)	$1.46

Outstanding at December 31, 2009	1,002,443	$2.33	4.62	—

Vested or expected to vest at December 31, 2009	478,036	$2.27	4.33	—

Exercisable at December 31, 2009	478,036	$2.27	4.33	—

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stock Compensation Expense

The Company records compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes-Merton option-pricing formula and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Assumptions used to value the stock-based compensation grants were as follows:

Average	2009	2008
Expected volatility	75.4%-75.5%	77.8%-78.2%
Expected dividends	0%	0%
Expected term (in years)	7	7
Risk-free rate	3.07%-3.31%	3.2%-3.73%

The following table summarizes stock-based compensation expense related to employee and Director stock options for 2009 and 2008, which was allocated as follows (in thousands):

	2009	2008
Administration, sales and marketing	$345	$648
Research and development	1	2

Stock-based compensation expense included in operating expenses and net income (loss)	$346	$650

As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $278,000 and is expected to be recognized over a weighted average period of 1.61 years. As of December 31, 2008, the unrecorded deferred stock-based compensation balance related to stock options was $601,000 and was expected to be recognized over a weighted average period of 2.61 years.

Effective March 10, 2010, in accordance with the transaction between Senetek and DMRJ Group LLC, vesting was accelerated for all options. See Subsequent Events (Note 16) for additional information.

11.	Stockholders’ Equity

The following warrants were outstanding at December 31, 2009:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Taxation

Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, the treatment of share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Senetek’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate.

The Company accounts for income taxes under FASB ASC 740-10. Under the asset and liability method of ASC 740-10, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740 the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Senetek is incorporated in England with branch operations in the U.S. along with two U.S. subsidiaries and a Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. branch and U.S. subsidiaries are subject to United States tax only. U.K. tax law presently allows excess current year trading losses to be offset against trading profits of the prior year, without limit; and £50,000 of trading losses against trading profits in the two years preceding that. Since there are no taxable profits to offset in the preceding three years, for which relief is available, it will not be possible to carry-back U.K. tax losses arising in the 2009 period. The full amount will therefore be carried forward.

Per IRC Section 56(d), the Company may carry-back 100% of its 2008 or 2009 AMT net operating losses back three, four or five years under IRC Section 172(b)(1)(h). The company may file a carry-back claim back to its 2005, 2006 and 2007 tax years for a potential refund of $365,000. However, there is no certainty that the carry-back claim will be accepted. A benefit has not been recorded for the refund claim in the 2009 provision. The benefit will be recorded when the claim is filed and cash is received.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31
	2009	2008
	(in thousands)
Loss from operations before income taxes included the following:
U.S. loss	$(4,397)	$(3,387)
Foreign loss	(708)	(675)

Total loss	$(5,105)	$(4,062)

	Year ended December 31
	2009	2008
	(in thousands)
Income tax provision (benefit) is comprised of the following:
Current federal taxes	$—	$(21)
Current state and local taxes	3	(65)
Current foreign taxes	—	(217)

Total tax provision (benefit)	$3	$(303)

Income tax provision or benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	2009	2008
Computed expected tax benefit	34%	34%
State tax rate, net of federal benefit	5%	6%
Permanent differences	—	(1)%
Utilization of tax loss carryforward	—	—
Timing differences and losses for which no benefit has been recognized	(33)%	(33)%
Credits and other	(6)%	1%

	—	7%

The components of deferred tax assets and liabilities are as follows (1):

	December 31
	2009	2008
	(in thousands)
Net operating loss carryforwards	$20,177	$18,141
Reserves and accruals	280	434
Stock-based compensation	1,010	1,331
Organization costs	4	—
Depreciation and amortization	332	266
State tax	1	1
Tax credits	228	228

Gross deferred tax asset	$22,032	$20,401
Valuation allowance	(22,032)	(20,401)

Net deferred tax asset	$—	$—

(1)	No deferred tax liability at December 31, 2009 or 2008

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in Senetek’s net operating loss carryforwards are provisional tax losses available to the Company in the U.K., estimated to be approximately $44,323,000 at the end of fiscal year 2009. The U.K. tax loss carryforwards are available indefinitely against profits from the same trade carried on in the U.K. The U.K. tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

At December 31, 2009, the Company has federal net operating loss carryforwards of approximately $21,633,000. Federal net operating losses expire at varying dates from 2010 through 2029. At December 31, 2009, California net operating losses are estimated to be $7,644,000. California net operating losses expire at varying dates from 2010 through 2019. The Company is considered a loss corporation per Internal Revenue Code Section 382. The Company has not experienced an ownership change as defined in Section 382 and therefore is not limited in its utilization of U.S. NOL carryovers and other tax attributes at December 31, 2009. As a result of the March 2010 transaction described in Subsequent Events (Note 16) below, the Company has yet to perform an analysis of any ownership change and the potential effect on its NOLs.

The Company adopted the provisions of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes, topic on December 31, 2007, and accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date. In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. For the years ended December 31, 2009 and 2008, the Company had no unrecognized tax benefits. The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.

The liability for uncertain tax positions is recorded in accrued expenses in the Company’s consolidated balance sheet. During 2009 and 2008, the Company had no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between its uncertain tax positions under ASC 740 and the amount deducted or expected to be deducted in its tax returns. During 2009 and 2008, the Company did not accrue or pay for any interest and penalties.

The Company is subject to routine corporate income tax audits in the U.S. and the U.K. The statute of limitations for the Company’s 2005 through 2008 tax years remain open for U.S. purposes. The statute of limitations for the Company’s 2008 tax year remains open for U.K. purposes. NOL carryforwards generated in 1994 through 2008 remain open to examination by the major domestic taxing jurisdictions.

At December 31, 2009 and 2008, management did not consider it more likely than not that it’s net deferred tax assets would be realizable and, as a result, the Company has established a 100% valuation allowance against such assets. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was increases of $1,631,000 and $729,000, respectively. The change in the valuation allowance is primarily related to changes in the Company’s NOLs.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment Reporting

Senetek is a life sciences company engaged in the development and commercialization of technologies that target the science of healthy aging. Senetek is comprised of two business segments: dermatological branded products and compounds addressing photoaging and other skincare needs (“Skincare”); and pharmaceuticals, currently principally those addressing sales of monoclonal antibodies, erectile dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”). The Company’s organization is structured in a functional manner.

Financial information regarding the operating segments was as follows (in thousands):

	2009			2008
	Skincare	Pharmaceutical	Total	Skincare	Pharmaceutical	Total
Revenue	$539	$1,368	$1,907	$532	$1,313	$1,845
Cost of sales	35	670	705	124	629	753

Gross profit	$504	$698	$1,202	$408	$684	$1,092

Gross profit percentage	94%	51%	63%	77%	52%	59%
Unallocated operating expenses			6,429			6,919

Operating loss			$(5,227)			$(5,827)

The Company’s customers are principally in the United States.

Geographic Areas	2009	2008
	(in thousands)
Net revenue
United States	$1,903	$1,813
Other foreign countries	4	32

Total consolidated	$1,907	$1,845

Long-lived assets
United States	$22	$12
United Kingdom and Denmark	22	86

Total long-lived assets	$44	$98

The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public and from where the primary sales and development of skincare activities are directed.

14.	Commitments and Contingencies

(a) Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter 2009 for an additional six years through December 31, 2014. Under this agreement Senetek is committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute’s continued research on certain cytokinins. This agreement provides exclusive global licenses for all applications to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Senetek also has a right of first refusal before

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Institute can license any of its non-cytokinin compounds to any third party for cosmeceutical or anti-aging dermatological applications. In addition, a new group of compounds, “supercytokinin plus”, has been added to the agreement. The Institute will also perform enhanced research activities in the areas of pre-selective assay, development of analytical methods, stability testing, large scale synthesis and molecular mechanism of action. The 2009 commitment of $100,000 was paid in the second quarter of 2009. As part of the March 2010, Asset Purchase Agreement between Senetek and Skinvera, the liability for this agreement was transferred to Skinvera as described in the Subsequent Events (Note 16).

In April 2005, the Company entered into an amendment of the agreement with RFMH, under which the licenses on all existing monoclonal antibody cell lines and any new cell lines were extended through July 10, 2011 with a minimum guaranty of royalty receipts to RFMH of $430,000 per year (on a pro rata basis) through the new term of the license.

(b) Commitments under Operating Leases

Minimum future lease payments and operating expense reimbursements under non-cancelable leases are as follows:

Years Ending December 31	Future Minimum Payments
(in thousands)
2010	$37
2011	2

$39

Rent expense was approximately $293,000 and $272,000 in 2009 and 2008, respectively. The Napa, CA lease for office space currently expires on June 30, 2010.

(c) Litigation

On June 27, 2008, Senetek reached an agreement to terminate its co-marketing agreement for Pyratine-6™, the terms of which include settlement payments totaling $1,125,000, return of all intellectual property, product inventory and promotional materials, access and ownership of all accounts opened, remittance of all proceeds of product sales through the agreement termination date, rights to use the Lumeris brand name for one year in conjunction with sales of existing packaged product inventory; and a non-competition agreement from the co-marketer prohibiting their sale of any topical non monograph products used for antiaging purpose and/or in connection with acne rosacea for a period of two years. The settlement was recorded as other income in the second quarter of 2008.

(d) Employment Contracts and Deferred Compensation Plans

The Company has an employment agreement with Mr. Frank J. Massino, the Company’s Chairman and CEO, most recently amended as of April 2006. The agreement and amendments, which were approved by the Compensation Committee of the Board of Directors, provide for a perpetual three-year term and an annual salary of $340,000 per annum subject to annual increases (salary was $360,000 for 2007 and increased to $370,000 effective January 1, 2008). The contract also provides for an automobile allowance and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any. In the event that Mr. Massino’s employment is terminated by the Company (other than for

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provides for payment of three years’ worth of additional compensation upon consummation of certain changes of control (as defined in the agreement), provided that the Company would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code.

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

In conjunction with the Transaction (Note 16) entered into by the Company in March 2010, Mr. Massino and Mr. O’Kelly were terminated without cause. Severance and change of control payments of $1,287,000 and $111,000 were made to Mr. Massino and Mr. O’Kelly, respectively, on March 11, 2010 in accordance with their agreements. There are no other employment agreements in place and no claims existed at December 31, 2009 with respect to employment agreements with past employees.

In conjunction with the Transaction, vesting was accelerated on March 10, 2010, the effective date, for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009. The options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010. See Subsequent Events (Note 16) for additional information.

(e) Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

15.	Related Party Transactions

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009 and prior to that was a partner of the law firm Baker & McKenzie LLP. Both law firms have rendered legal services to the Company. 2009 and 2008 legal fees paid to Baker & McKenzie LLP totaled $56,000 and $409,000, respectively. No fees were paid in 2009 or 2008 to DLA Piper US, LLP.

Dr. Brian Clark, Chief Scientist for the Company until January 31, 2010, earned a consulting fee of $108,000 in 2009 and 2008. This amount was accrued and paid in both years.

16.	Subsequent Events

In March 2010, Senetek and DMRJ Group, LLC, effected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ Group, LLC is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York.

In conjunction with the Transaction, the Company issued a Secured Convertible Promissory Note to DMRJ in the principal amount of $3.0 million, which bears no interest and is convertible at a price of $1.25 per share at any time from inception to the fifth anniversary of the Note, at which time conversion is mandatory. Except in the event of default, the Note is not repayable in cash. In addition, the Company issued a five-year warrant to purchase 1.8 million of the Company’s ordinary shares at an exercise price of $1.75 per share. As a result of these transactions, DMRJ has effective control of Senetek and its subsidiaries.

In connection with the Transaction, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino has been retained as a part-time consultant for a three year period to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share or the Market Price on the date of the Transaction, whichever is greater. No additional incremental expense is expected to be recognized as a result of this transaction.

John P. Ryan has been appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. In addition, Mr. Howard Crosby has been appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board of Directors and Dr. Wesley Holland has been appointed to the Board of Directors.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company developed, in consultation with its strategic advisor, Miller Tabak + Co., LLC, a new business strategy to bring revenue, profits and a positive opportunity for Company shareholders. As part of that strategy, the Company decided to divest itself of its skincare business. In conjunction with the Transaction, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC, a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and assumed all existing liabilities of the Company’s skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million. The Company and Mr. Massino have agreed to amend the Asset Purchase Agreement such that in the event of a near-term transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% of the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) 25% of the after-tax purchase price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012. The loss on the Transaction has not been finalized but is expected to be no less than $331,000 and will be recorded in the first quarter of 2010. The Company is evaluating the collectability of the $1.8 million note and may establish a reserve if necessary.

The Company has determined that the skincare segment does not meet the criteria for classification as discontinued operations at December 31, 2009 because the company did not make a decision or have a plan to sell the assets at December 31, 2009. The Company has determined that a sale has occurred during the first quarter of 2010 that will require classification as discontinued operations.

On April 1, 2010, Senetek consummated the purchase for $5.0 million from a partnership that is majority owned by Platinum Partners Value Arbitrage Fund (“Seller”) of the interest in $7.0 million of amounts owed to Seller pursuant to outstanding notes (the “Notes”) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”). The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada. Further information on Firstgold and Relief Canyon Mine can be obtained at the website www.firstgoldcorp.com. As disclosed above, on March 10, 2010, Senetek consummated a $3.0 million convertible note financing pursuant to a Securities Purchase Agreement, dated March 4, 2010, with DMRJ Group, LLC, a Delaware limited liability company, an entity affiliated with Platinum Partners Value Arbitrage Fund L.P and the Seller. The purchase amount for the Seller Claims was determined based upon arms length negotiations between the parties. Senetek received only the following representations from the Seller in substantially the following form: (i) Seller has good and valid title to the Notes and has not pledged or transferred the Notes, or any of the Claims, to any third party, and (ii) upon acquisition of Senetek’s interest in the Seller Claims as contemplated hereby, Senetek will acquire such interest free and clear of any liens or encumbrances made by or through Seller; (iii) Debtor has not in its bankruptcy action, as of the date hereof, contested the validity, perfection or priority of any security interest in collateral securing the Seller Claims and (iv) no consent or filing with the court having jurisdiction in the bankruptcy action is necessary or required in connection with the sale of the Senetek interest in the Seller Claims.