Form 10-Q
period 2010-03-31
SENETEK PLC /ENG/
filed 2010-05-24
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of Ordinary Shares outstanding as of March 31, 2010:  7,645,802

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

 SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31
	2010	2009
Revenues
Royalties and licensing fees	$430	$367
Product sales	71	94
Total revenue	501	461
Cost of sales
Royalties and licensing	200	145
Product sales	5	10
Total cost of sales	205	155
Gross profit	296	306
Operating expenses
Research and development	173	404
Administration, sales and marketing	2,600	1,113
Loss on sale of skincare line	217	–
Total operating expenses	2,990	1,517
Operating loss	(2,694)	(1,211)
Interest income	13	66
Interest expense	(13)	–
Change in fair value of warrant liability	53	–
Loss before income taxes	(2,641)	(1,145)
(Provision) benefit for income taxes	-	(2)
Net loss	$(2,641)	$(1,147)

Basic and diluted loss per share	$(0.35)	$(0.15)
Weighted average basic and diluted shares outstanding	7,646	7,646

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share amounts)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4,795	$4,232
Short-term investments	4,000	6,500
Trade receivables (net of allowances of $0 in 2010 and $5 in 2009)	341	311
Non-trade receivables	84	122
Tax receivable	158	9
Inventory	–	312
Prepaid expenses and deposits	415	154
Prepaid tax	2	2
Total current assets	9,795	11,642
Property and equipment—net	4	44
Other assets
Deferred financing fees	387	–
Note receivable	1,806	–
Total other assets	2,193	–
Total assets	$11,992	$11,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$405	$696
Accrued liabilities	478	442
Deferred revenue and license fee	172	174
Other liabilities	90	53
Total current liabilities	1,145	1,365
Long term liabilities
Deferred license fee	373	416
Convertible debt, net of discount	1,994	–
Total long term liabilities	2,367	416
Total liabilities	3,512	1,781

Commitments and contingencies (Note 10)

Stockholders’ equity
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; issued and outstanding 7,645,802 at March 31, 2010 and December 31, 2009	4,940	4,940
Share premium	86,760	85,546
Accumulated deficit	(83,268)	(80,627)
Accumulated other comprehensive income—translation adjustments	48	46
Total stockholders’ equity	8,480	9,905
Total liabilities and stockholders’ equity	$11,992	$11,686

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2010
(In thousands, except ordinary shares)
(Unaudited)

	Shares	Amount	Share Premium	Accumulated Deficit	Accumulated Other Compre- hensive Income	Net Stockholders’ Equity
Balances December 31, 2009	7,645,802	$4,940	$85,546	$(80,627)	$46	$9,905
Stock-based compensation expense related to employee and Director stock options	—	—	400	—	—	400
Warrants issued for convertible debt, net	—	—	590	—	—	590
Beneficial conversion rights, net	—	—	224	—	—	224
Comprehensive loss:
Net loss	—	—	—	(2,641)	—	(2,641)
Translation adjustments	—	—	—	—	2	2
Total comprehensive loss	—	—	—	—	—	(2,639)
Balances March 31, 2010	7,645,802	$4,940	$86,760	$(83,268)	$48	$8,480

See accompanying notes to the condensed consolidated financial statements.

SENETEK PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,641)	$(1,147)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	3	22
Reserve for doubtful accounts	(5)	–
Loss on sale of skincare line	217	–
Loss on abandonment of assets	2	–
Stock-based compensation	400	85
Amortization of debt discount and deferred financing fees	13	–
Change in fair value of warrant liability	(53)	–
Changes in operating assets and liabilities:
Trade receivables	(24)	(193)
Non-trade receivables	38	34
Tax receivable	(149)	–
Inventory	8	(126)
Prepaid expenses and deposits	(279)	(3)
Deferred interest	(6)	–
Accounts payable	(291)	(140)
Accrued liabilities	175	(72)
Deferred revenue and license fees	(45)	(49)
Net cash used in operating activities	(2,637)	(1,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of short-term investments	2,500	3
Cash advance for note receivable	(1,800)	–
Net cash provided by investing activities	700	3

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from convertible debt	3,000	–
Financing fees paid	(502)	–
Effect of exchange rate changes on cash	2	(3)
Net cash provided by (used in) financing activities	2,500	(3)
Net change in cash and cash equivalents	563	(1,589)
Cash and cash equivalents at the beginning of period	4,232	5,833
Cash and cash equivalents at the end of period	$4,795	$4,244

Non-Cash investing and financing activities
Initial valuation of derivative liability	–	$53
Warrants issued with convertible debt	$735	–
Beneficial conversion rights for convertible debt	$279	–

See accompanying notes to the condensed consolidated financial statements.

 SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2010
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

2.	Summary of Significant Accounting Policies

Revenue Recognition:  The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company's shipment terms are FOB shipping point.

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped.  For sales of skin care products the Company provides no return right to its customers.

For its other channel of distribution, the Company has a 30-day return policy. Therefore, all revenue associated with this channel is deferred for 30 days following the sale.  Revenue recognized for the three months ended March 31, 2010 and 2009 in this channel was $5,000 and $0, respectively.  There was no deferred revenue as of March 31, 2010 or 2009.

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

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable, the determination of fair value of stock compensation awards, realizability of deferred tax assets, valuation of derivatives, and impairment of long lived and intangible assets.

The Company believes the estimates used are reasonable and appropriate based on current facts and circumstances.  It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different estimates.  Additionally, changes in actual experience or changes in other qualitative factors could cause our estimates to fluctuate.

Fair Value of Financial Instruments:  The carrying values of cash, short-term investments, receivables, note receivable, accounts payable, accrued liabilities, convertible debt, and other liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The table below sets forth, by level, the Company's financial assets and liabilities that are accounted for using fair value:

		Fair Value Measurements March 31, 2010 Using
Thousands of dollars	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrants	$53	$–	$–	$–

Earnings per Ordinary Share: Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method.  Options and warrants to purchase Ordinary shares totaling 3,249,662 and 1,482,162, were outstanding at March 31, 2010 and 2009, respectively, but were excluded in the computation of diluted earnings per Ordinary share as the effect of such inclusion would have been antidilutive.

Recent Accounting Pronouncements:  In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued, but does not require them to disclose the date through which subsequent events have been evaluated.

In January 2010, FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition. This ASU also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20) which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

3.	License Revenues

For the three months ended March 31, 2010 and 2009, royalty and licensing fees recorded were $430,000 and $367,000, respectively, primarily consisting of $386,000 and $323,000, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”).  Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter.  Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall.  In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

In conjunction with the sale of the majority of the skincare line on March 10, 2010, $304,000 in inventory was removed from the consolidated balance sheet.  See Note 7.

	March 31, 2010	December 31, 2009
	($ in thousands)
Raw materials	$–	$175
Work in process	–	3
Finished goods	–	134
Total inventory	$–	$312

5.	Derivative Liability

On January 1, 2009, the Company recorded the value of its outstanding warrants as a liability in accordance with FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).

Below is the cumulative effect of recording the warrant liability:
	Derivative Liability	Share Premium	Accumulated Deficit
	($ in thousands) Increase/(decrease)
January 1, 2009 derivative instrument liability related to warrants	$53	$–	$53
Reversal of prior accounting related to warrants	–	(500)	(500)
	$53	$(500)	$(447)

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

A Black-Scholes option-pricing model was used to estimate the fair value of the Company’s warrants using the following assumptions at March 31, 2010:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	59.6%	0.68%	1.42	$1.38

The Company determined that the estimated fair value of the warrants at March 31, 2010 was nil.

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
		($ in thousands)
Warrant	Other liabilities	$—	$53

Income of $53,000 associated with changes in derivative instrument fair values was recorded in the accompanying Statement of Operations for the three months ended March 31, 2010. There was no income or expense recognized for the three months ended March 31, 2009.

6.	Stock Compensation Expense

 The following table summarizes stock-based compensation expense for the three months ended March 31, 2010 and 2009, which was allocated as follows:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Stock-Based Compensation Expense
Administration, sales and marketing	$400	$85
Research and development	–	–
Stock-based compensation expense included in operating expenses and net loss	$400	$85

As of March 31, 2010 the unrecorded deferred stock-based compensation balance related to stock options was $22,000.  As of March 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $516,000 and was expected to be recognized over a weighted average period of 2.36 years.

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

Effective March 10, 2010, in accordance with the Securities Purchase Agreement dated March 4, 2010, between Senetek and DMRJ Group LLC, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non officers and directors were not extended or re-priced. As a result of the repricing and acceleration of vesting, compensation expense of approximately $354,000 was recognized during the three months ended March 31, 2010.

 The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. For the three months ended March 31, 2010 and 2009, no grants had been made.  As of March 31, 2010, there were 62,943 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued.  Both share option plans expired in December 2005.  Options issued under the two expired plans remain in place, subject to the original terms of each plan.  No stock options were exercised from Plan 1 or Plan 2 for the three months ended March 31, 2010 or 2009.  During the three months ended March 31, 2010, no options expired and 37,500 options that previously expired in December 2009 were extended to March 10, 2015 and re-priced at $1.25. During the three months ended March 31, 2009, 84,375 options granted under Plan 1 expired, no options granted under Plan 2 expired and 31,250 options were extended to March 10, 2015, re-priced at $1.25.

Outstanding Options:

Senetek Equity Plan - At March 31, 2010, 911,719 stock options with a weighted average exercise price of $1.26 were outstanding, of which 904,065 stock options with a weighted average exercise price of $1.26 were exercisable.

Outside the Senetek Equity Plan - At March 31, 2010, 62,943 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 1 - At March 31, 2010, 37,500 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 2 - At March 31, 2010, 62,500 stock options with a weighted average exercise price of $2.63 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at March 31, 2010, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model to value the stock option based on its terms and conditions.  There were no options granted during the three months ended March 31, 2010.  The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures.  The Company used a 0% forfeiture rate for options granted to its former Chief Executive Officer.

7.	Asset Purchase Agreement

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and  all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin, and received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note.  The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million.  The Company and Mr. Massino have amended the Asset Purchase Agreement such that in the event of a near term transaction resulting (i) in the change of control, directly or indirectly, of at least 50% of the equity interests of the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% for the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) the 25% of the after-tax price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012.  A loss on the sale of $217,000 was recognized during the quarter ended March 31, 2010.  This transaction is not considered to be a discontinued operation as Senetek retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

The following table sets forth the assets and liabilities that were sold.

Inventory	$309,000
Inventory Reserves	(5,000)
Fixed Assets	113,000
Accum Depr – Fixed Assets	(78,000)
Accounts Receivable, net of allowances	(1,000)
Prepaid Insurance	18,000
Accrued Liabilities	(139,000)
Total assets and liabilities	$217,000

8.	Convertible Debt

In March 2010, Senetek and DMRJ Group, LLC, effected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ Group, LLC is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York.

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of 7 years.  The note may be converted prior to the end of the 7 years, and is mandatorily convertible on the due date.  The note may not be settled in cash, except in the event of default.  Additionally the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price of $1.75, risk free interest rate of 2.39%, expected life of  five years, and expected volatility of 63.46% with no dividends expected to be issued. The value of the warrants totaled $735,165 at the issuance date and were recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $279,165. Direct financing costs of $591,000 were incurred as a result of this transaction.  Of these costs $391,000 was allocated to the convertible note, $145,000 was allocated to the warrants, and $55,000 was allocated to the beneficial conversion feature. The value of the warrants, beneficial conversion and deferred financing costs are being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements.

In connection with the Transaction, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino has been retained as a part-time consultant for a three year period to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share or the Market Price on the date of the Transaction, whichever is greater. Mr. Massino was paid $1,286,874 and Mr. O’Kelley was paid $107,500 in severance payments respectively.  The severance payments were recognized as expense during the quarter ended March 31, 2010.

John P. Ryan has been appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. In addition, Mr. Howard Crosby has been appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board of Directors and Dr. Wesley Holland has been appointed to the Board of Directors.

9.   Segment Reporting and Concentration of Risk

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

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total
Thousands of dollars
Revenues	$386	$115	$501	$323	$138	$461
Cost of sales	198	7	205	145	10	155
Gross profit	$188	$108	$296	$178	$128	$306
Gross profit percentage	49%	94%	59%	55%	93%	66%
Unallocated operating expenses			2,990			1,517
Operating loss			$(2,694)			$(1,211)

For the three months ended March 31, 2010 and 2009, there were no revenues from outside the Unites States.

One customer accounted for all pharmaceutical revenues for the three months ended March 31, 2010 and 2009.

One customer accounted for 100% and 91% of accounts receivable at March 31, 2010 and 2009, respectively.

10. Commitments and Contingencies

(a)   Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter 2009 for an additional six years through December 31, 2014.  Under this agreement Senetek was committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute's continued research on certain cytokinins.  The 2009 commitment of $100,000 was paid in the second quarter of 2009.  As part of the March 2010, Asset Purchase Agreement between Senetek and Skinvera, the remaining liability for this agreement was transferred to Skinvera as described in Note 7.

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

(b) Other

In August 2007, the Company signed a lease for office space that it currently occupies in Napa, California for its Corporate Headquarters.  The lease, originally for a two year period from March 2008 through February 2010, was extended to June 30, 2010.  Remaining non-cancellable rent under the lease is approximately $15,000.

11. Subsequent Events

    On April 1, 2010, Senetek consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Partners Value Arbitrage Fund (“Seller”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million.  The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada. Further information on Firstgold and Relief Canyon Mine can be obtained at the website www.firstgoldcorp.com.  On March 10, 2010, Senetek consummated a $3.0 million convertible note financing pursuant to a Securities Purchase Agreement, dated March 4, 2010, with DMRJ Group, LLC, a Delaware limited liability company, an entity affiliated with Platinum Partners Value Arbitrage Fund L.P and the Seller.  Senetek received only the following representations from the Seller in substantially the following form: (i) Seller has good and valid title to the Notes and has not pledged or transferred the Notes, or any of the Claims, to any third party, and (ii) upon acquisition of Senetek’s interest in the Seller Claims as contemplated hereby, Senetek will acquire such interest free and clear of any liens or encumbrances made by or through Seller; (iii) Debtor has not in its bankruptcy action, as of the date hereof, contested the validity, perfection or priority of any security interest in collateral securing the Seller Claims and (iv) no consent or filing with the court having jurisdiction in the bankruptcy action is necessary or required in connection with the sale of the Senetek interest in the Seller Claims.

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010.

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months.

On May 14, 2010, Senetek Plc (the “Company”) entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc (“SDX”) in which the Company purchased a  15%  working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397.  Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the Initial Test Well as a dry hole. The drilling of the Initial Test Well will commence on or before September 1, 2010, subject to rig availability.  Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug and abandon it as a dry hole.   The Second Test Well will commence within one hundred and twenty (120) days of completion of the Initial Test Well.

Contemporaneously with the Agreement, an Operating Agreement was executed naming Breck Operating Corp as the Operator of all operations and other activities conducted on the Subject Leases.

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

In connection with the Transaction, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino has been retained as a part-time consultant for a three year period to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share or the Market Price on the date of the Transaction, whichever is greater. Mr. Massino was paid $1,286,874 and Mr. O’Kelley was paid $107,500 in severance payments respectively.

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

Senetek PLC is a life sciences company engaged in the research, development and commercialization of technologies that target the science of healthy aging. Its business is comprised of two segments, Skincare and Pharmaceutical. The majority of the skincare segment, with the exception of Kinetin and Zeatin, was transferred to Skinvera LLC on March 10, 2010.

The remaining Skincare segment consists of Kinetin, which is Senetek’s first generation cytokinin. Through March 30, 2007, Senetek licensed Kinetin to 10 companies in various channels of distribution and geographies and licensed Zeatin, Kinetin’s analog, exclusively to Valeant Pharmaceuticals International (“Valeant”). On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

Under the terms Purchaser shall pay to Seller: (a) five percent (5%) of all Net Sales (as defined below) received by Purchaser for all products and services sold directly or indirectly by Seller (“Product”); and (b) to the extent not covered by subsection (a), 10% of all gross licensing fees received, directly or indirectly, from the licensing of any of the intellectual property or proprietary rights transferred hereunder (“Uses”) (collectively, “Royalties”); provided, that the Purchaser shall have no obligation to pay any monies pursuant to this paragraph once an aggregate of $5 million has been paid. The calculation of and obligation to pay Royalties shall not be contingent on returns or other adjustments to the original gross revenues received by Licensee. Products and Uses collectively referred to herein as “Instances”. “Net Sales” shall mean all amounts received by the Purchaser for Products (as defined below) less (to the extent consistent with reasonable industry practices and shown on customer invoices as separate items): the amount of discounts and allowances granted by the Purchaser and take by the Purchaser’s customers in the trade and amounts actually allowed or credited on returns. Net Sales shall not include any pass through costs invoiced to customers as separate items for freight or shipping insurance. “Products” shall mean skin care products.

Time and Method of Payment. All Royalties payable to Seller under this Agreement shall be detailed, categorized and clearly stated on a royalty report completed in a form mutually agreed to by the Purchaser and Seller, which shall be included with the applicable payments made by Purchaser hereunder. All Royalties shall be payable in U.S. Dollars four times each year. Purchaser shall pay all Royalties accrued in the previous month within forty-five (45) days of the end of each quarter.

The Pharmaceutical segment is comprised of:

•
Invicorp®, a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp® is expected to capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® has received marketing authorization in Denmark as well as in England. Additionally, Invicorp® has been approved in New Zealand. Senetek has entered into an exclusive licensing and collaborative marketing agreement for the commercialization of Invicorp® with Plethora Solutions for the U.S. market whereby Plethora assumed all expenses of obtaining regulatory approvals and of marketing the products. The Company plans to begin manufacture of the product in mid-2010; distribution and sale is expected to being in late 2010. Senetek is seeking licensees for other worldwide locations.

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

Subsequent Events

On April 1, 2010, Senetek consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Partners Value Arbitrage Fund (“Seller”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million.  The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada. Further information on Firstgold and Relief Canyon Mine can be obtained at the website www.firstgoldcorp.com.  On March 10, 2010, Senetek consummated a $3.0 million convertible note financing pursuant to a Securities Purchase Agreement, dated March 4, 2010, with DMRJ Group, LLC, a Delaware limited liability company, an entity affiliated with Platinum Partners Value Arbitrage Fund L.P and the Seller.  Senetek received only the following representations from the Seller in substantially the following form: (i) Seller has good and valid title to the Notes and has not pledged or transferred the Notes, or any of the Claims, to any third party, and (ii) upon acquisition of Senetek’s interest in the Seller Claims as contemplated hereby, Senetek will acquire such interest free and clear of any liens or encumbrances made by or through Seller; (iii) Debtor has not in its bankruptcy action, as of the date hereof, contested the validity, perfection or priority of any security interest in collateral securing the Seller Claims and (iv) no consent or filing with the court having jurisdiction in the bankruptcy action is necessary or required in connection with the sale of the Senetek interest in the Seller Claims.

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010.

On May 14, 2010, Senetek Plc (the “Company”) entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc (“SDX”) in which the Company purchased a  15%  working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397.  Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the Initial Test Well as a dry hole. The drilling of the Initial Test Well will commence on or before September 1, 2010, subject to rig availability.  Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug and abandon it as a dry hole.   The Second Test Well will commence within one hundred and twenty (120) days of completion of the Initial Test Well.

Contemporaneously with the Agreement, an Operating Agreement was executed naming Breck Operating Corp as the Operator of all operations and other activities conducted on the Subject Leases.

Overview of Operating Results

Revenues for the first quarter of 2010 totaled $501,000. Royalties on sales of monoclonal antibodies were $386,000, an increase from the $323,000 in monoclonal antibody royalties in the first quarter of 2009. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. In the divested Skincare segment, Pyratine product sales totaled $69,000 in the first quarter through March 10, 2010, compared to $93,000 in the first quarter of 2009. Other sources of revenue were comparable quarter to quarter.

Total gross profit margin for the first quarter of 2010 and 2009 was 59% and 66%, respectively, of revenue. Skincare gross margin rate for the first quarter of 2010 of 94% was comparable to 93% for the first quarter of 2009. Pharmaceutical gross margin was 49% and 55%, respectively, for each of the quarters ended March 31, 2010 and 2009. This decrease in gross margin is due to the inclusion of minimum cell line royalties of $45,000 included in both revenue and cost of sales, thereby diluting the gross margin in the current quarter.

Operating expenses for the three months ended March 31, 2010 increased 97% as compared to the same period in 2009. Primarily due to severance payments and stock based compensation.

Net loss for the first quarter of 2010 was $2,641,000 as compared to a net loss of $1,147,000 for the first quarter of 2009. The increased net loss is primarily due to $1,398,000 in severance payments in the first quarter of 2010.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations. Management believes its cash, cash equivalents, short-term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $2,637,000 for the three months ended March 31, 2010 compared to net cash used by operating activities of $1,589,000 for the three months ended March 31, 2009. The increase is primarily attributed to 1,398,000 in severance payments. The Company expects to continue to use cash in operating activities and investments for the remainder of 2010.

Cash and cash equivalents increased to $4,795,000 at March 31, 2010, from $4,232,000 at December 31, 2009, principally reflecting the sale of short-term investments of $2,500,000 partially offset by the note receivable disbursement of $1,800,000 and net cash used in operations.

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

You should read Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2009, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;
•	Impairment of long-lived assets, including other intangible assets;
•	Income taxes;
•	Stock-based compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2009, the date of its last audited financial statements.

Results of Operations for the three months ended March 31, 2010 and 2009

On March 10, 2010, the Company divested itself of a majority of its Skincare segment. The Company executed an Asset Purchase Agreement and a Note with Skinvera LLC, a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and assumed all existing liabilities of the Company’s skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million. The Company and Mr. Massino have agreed to amend the Asset Purchase Agreement such that in the event of a near-term transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% of the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) 25% of the after-tax purchase price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012. The loss on the transaction was $217,000 and is shown on the accompanying Statement of Operations as a Loss on disposal of skincare line.

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the March 31, 2009 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2009.

Revenues for the three months ended March 31 Thousands of dollars
	Three Months Ended March 31
	2010	% change in 2010 versus 2009	2009
Segment
Skincare
Royalties from licensing	$44	—	$44
Product sales	71	(24)%	94
Total skincare revenue	115	(17)%	138
Pharmaceutical
Royalties on monoclonal antibodies	386	20%	323
Total pharmaceutical revenue	386	20%	323
Total revenue	$501	9%	$461

Total revenues for the three months ended March 31, 2010, were $501,000; a 9% increase from total revenue of $461,000 for the three months ended March 31, 2009. The increase is principally attributed to increased sales by Covance and the inclusion of minimum cell line royalties of $45,000 included in first quarter 2010 revenue.

Gross Profit for the three months ended March 31 Thousands of dollars
	Three Months Ended March 31
	2010	% change in 2010 versus 2009	2009
Segment
Skincare	$109	(15)%	$128
Pharmaceutical	187	5%	178
Total gross profit	$296	(3)%	$306
Gross profit percentage
Skincare	94%		93%
Pharmaceutical	49%		55%
Total gross profit percentage	59%		66%

Total gross profit for the three months ended March 31, 2010, was $296,000; a 3% decrease from total gross profit of $306,000 for the three months ended March 31, 2009 due to higher cost of sales in 2009 related to a new product launch.

Skincare gross profit percentage was comparable for the three months ended March 31, 2010 and 2009, 94% and 93%, respectively.   Pharmaceutical gross profit percentage was a 49% and 55%, respectively, for the three months ended March 31, 2010 and 2009.  This decrease is primarily due to the inclusion of minimum cell line royalties of $45,000 in both revenue and cost of sales, thereby diluting the gross margin in the current quarter.

Research and Development Expense for the three months ended March 31 Thousands of dollars
	Three Months Ended March 31
	2010	% change in 2010 versus 2009	2009
Research and development	$173	(57)%	$404
Percentage of total revenue	35%		88%

Research and development expense consists primarily of employee related expenses, patent costs, contract costs of research agreements with third-party consultants, clinicians and research scientists and product testing.

Research and development expense was lower in the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The $231,000 decrease in the current year expense is primarily attributable to closure of the research facilities at the end of January 2010.

Administration, Sales and Marketing for the three months ended March 31 Thousands of dollars
	Three Months Ended March 31
	2010	% change in 2010 versus 2009	2009
Administration, sales and marketing	$2,600	134%	$1,113
Percentage of total revenue	519%		241%

For the three months ended March 31, 2010 and 2009, the following Administration, Sales and Marketing expenses were incurred:

	Three Months Ended March 31
Thousands of dollars	2010	2009
Expense Category
Payroll, benefits and consulting	$1,808	$445
Stock-based compensation expense	400	85
Advertising and marketing	82	189
Legal and other professional fees	60	117
Travel and related	112	129
Rent and office expenses	78	79
Insurance-liability	42	55
Depreciation and other non-cash expenses	4	1
Other	14	13
Total	$2,600	$1,113

For the three months ended March 31, 2010, administration, sales and marketing expenses increased 134% over the prior year comparable period.  This is principally the result of severance payments and stock based compensation, partially offset by a reduction in and advertising as a result of the March 10, 2010 transactions with DMRJ and Skinvera.

Interest Income

Interest income for the three months ended March 31, 2010 has decreased $53,000 as compared to the same period in the prior year due to reduced cash balances combined with reduced interest rates in the current year.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Senetek PLC
(Registrant)

Date: May 24, 2010	By:	/s/ J. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	By:	/s/ HOWARD CROSBY
Howard Crosby
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)