Form 10-Q
period 2010-06-30
SENETEK PLC /ENG/
filed 2010-08-20
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 0-14691

SENETEK PLC
(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

51 New Orleans Court, Suite 1A Hilton Head, SC	29928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (404) 418-6203

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☒

Number of Ordinary Shares outstanding as of June 30, 2010:  7,730,708

SENETEK PLC

INDEX TO FORM 10-Q

QUARTER ENDED JUNE 30, 2010

		Page
PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited), and December 31, 2009	3

	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the three months ended June 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

SENETEK PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,083,904	$4,231,804
Short-term investments	-	6,500,000
Trade receivable (net of allowances of $0 in 2010 and $5,000 in 2009)	367,152	311,024
Non-trade receivables	67,822	121,708
Tax receivable	13,747	9,188
Inventory	40,142	312,149
Prepaid expenses and deposits	365,341	153,434
Prepaid tax	2,333	2,331
Receivable - related party	158,479	-
Total Current Assets	4,098,920	11,641,638

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	44,297
OTHER ASSETS
Deferred financing fees	362,361	-
Note receivable	1,833,140	-
Note and contractual rights receivable	5,360,000	-
Oil and gas lease interests	108,397	-
Total Other Assets	7,663,898	-

TOTAL ASSETS	$11,762,818	11,685,935

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$866,833	$695,966
Accrued liabilities	293,446	441,965
Deferred revenue and license fee	172,154	173,918
Other liabilities	69	53,055
Total Current Liabilities	1,332,502	1,364,904
LONG TERM LIABILITIES
Deferred license fee	$329,962	$416,039
Convertible debt, net of discount	2,044,839	-
Total Long Term Liabilities	2,374,801	416,039
COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000;
7,730,708 and 7,645,802 shares issued and outstanding, respectively	4,994,584	4,939,395
Share premium	86,899,333	85,546,880
Accumulated deficit	(83,910,642)	(80,627,375)
Accumulated other comprehensive income-translation adjustments	72,240	46,092
Total Stockholders' Equity	8,055,515	9,904,992
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,762,818	$11,685,935

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30	June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty and license fees	$413,672	$345,341	$843,640	$712,320
Product sales	-	78,720	70,574	173,097
TOTAL REVENUES	413,672	424,061	914,214	885,417

COST OF SALES
Royalty and license fees	$170,824	$136,036	$370,265	$281,359
Product sales	-	7,622	5,246	17,327
TOTAL COST OF SALES	170,824	143,658	375,511	298,686

GROSS PROFIT	242,848	280,403	538,703	586,731

OPERATING EXPENSES
Research and development	103,332	379,654	276,342	783,204
Exploration expense	29,470	-	29,470	-
Administration, sales and marketing	699,295	1,227,576	3,299,456	2,341,077
Loss on sale of skincare line		-	217,664	-
Gain (loss) on disposal of assets	4,292	-	3,833	-
TOTAL OPERATING EXPENSES	836,389	1,607,230	3,826,765	3,124,281
LOSS FROM OPERATIONS	(593,541)	(1,326,827)	(3,288,062)	(2,537,550)

OTHER INCOME (EXPENSE)
Interest income	28,636	27,988	41,815	94,083
Interest expense	(79,081)	(267)	(91,714)	(808)
Other income (expense)	1,639	361	1,639	831
Change in fair value of warrant liability	-	-	53,055	-
TOTAL OTHER INCOME (EXPENSE)	(48,806)	28,082	4,795	94,106

LOSS BEFORE TAXES	(642,347)	(1,298,745)	(3,283,267)	(2,443,444)

INCOME TAX EXPENSE	-	-	-	(2,600)

NET LOSS	$(642,347)	$(1,298,745)	$(3,283,267)	$(2,446,044)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.08)	$(0.17)	$(0.43)	$(0.32)
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	7,705,516	7,645,802	7,675,824	7,645,802

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE LOSS

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,375)	$46,092	$9,904,992

Stock based compensation expense related to employee and director stock options			400,275			400,275

Warrants issued for convertible debt, net			590,165			590,165

Beneficial conversion rights, net			224,165			224,165

Stock issued for financing fees	84,906	55,189	34,811			90,000

Options issued for directors fees			81,340			81,340

Acceleration of options			21,697			21,697
						-
Comprehensive loss:						-
Net loss				(3,283,267)		(3,283,267)
Translation adjustments					26,148	26,148
Total comprehensive loss						(3,257,119)

Balance, June 30, 2010 (unaudited)	7,730,708	$4,994,584	$86,899,333	$(83,910,642)	$72,240	$8,055,515

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,283,267)	$(2,446,044)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	3,034	35,079
Reserve for doubtful accounts	(5,278)	1,000
Loss on sale of skincare line	217,664
Loss on abandonment of assets	5,988
Stock based compensation	503,312	177,203
Amortization of debt discount and deferred financing fees	88,430
Change in fair value of warrant liability	(53,055)
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	(49,850)	(166,726)
Non-trade receivables	53,886	34,846
Tax receivable	(4,559)	(25,059)
Inventory	(31,667)	(116,682)
Prepaid expenses and deposits	(229,815)	(9,601)
Prepaid tax	—	(4,192)
Interest receivable	(33,140)	(116)
Receivable - related party	(158,479)
Increase (decrease) in:
Accounts payable	(189,560)	(111,642)
Accrued liabilities	(9,876)	(230,653)
Deferred revenue and license fees	(87,866)	(91,514)
Other liabilities	69	-
Net cash provided (used) by operating activities	(3,264,029)	(2,954,101)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption(purchase) of short-term investments	6,500,000	(64,678)
Note and contractual rights receivable	(5,000,000)
Cash advance for note receivable	(1,800,000)
Purchase of property and equipment		(27,753)
Acquisition of oil & gas lease interest	(108,397)
Net cash provided (used) by investing activities	(408,397)	(92,431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	3,000,000	-
Financing fees paid	(501,622)	-
Effect of exchange rate changes on cash	26,148	13,000
Net cash provided by financing activities	2,524,526	13,000
Net increase (decrease) in cash and cash equivalents	(1,147,900)	(3,033,532)
Cash and cash equivalents, beginning of period	4,231,804	5,832,499
Cash and cash equivalents, end of period	$3,083,904	$2,798,967
NON-CASH TRANSACTIONS:
Initial valuation of derivative liability	$	$53,055
Warrants issued with convertible debt	$735,165	$
Beneficial conversion rights to convertible debt	$279,165	$
Stock issued for financing fees	$90,000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Historically, Senetek PLC was a life sciences company engaged in the research, development and commercialization of technologies that targeted the science of healthy aging, after an extensive review by the Board of Directors of the Company and outside advisors, the Board elected to change the overall direction of the Company from these sectors to the natural resources sector.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For its other channel of distribution, the Company has a 30-day return policy. Therefore, all revenue associated with this channel is deferred for 30 days following the sale.  Revenue recognized for the six months ended June 30, 2010 and 2009 in this channel was $5,000 and $0, respectively.  There was no deferred revenue as of June 30, 2010 or 2009.

Remittances received from the Company’s marketer, Covance Antibody Services, Inc. (“Covance”) on its sales of monoclonal antibodies are recognized based upon a percentage of actual Covance sales pursuant to the contract terms.  Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products where the Company has substantive continuing obligations are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract.

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

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable, the determination of fair value of stock compensation awards, realizability of deferred tax assets, valuation of derivatives, note and contractual rights receivable and impairment of long lived assets.

The Company believes the estimates used are reasonable and appropriate based on current facts and circumstances.  It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different estimates.  Additionally, changes in actual experience or changes in other qualitative factors could cause our estimates to fluctuate.

Fair Value of Financial Instruments
The carrying values of cash, short-term investments, receivables, note receivable, investments, convertible debt, and other liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The table below sets forth, by level, the Company's financial assets and liabilities that are accounted for using fair value:

		Fair Value Measurements June 30, 2010
	December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Warrants	$53,055	$–	$–	$–

Earnings per Ordinary Share
Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period.  Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method.  Options and warrants to purchase Ordinary shares totaling 4,196,725 and 1,482,162, were outstanding at June 30, 2010 and 2009, respectively, but were excluded in the computation of diluted earnings per Ordinary share as the effect of such inclusion would have been antidilutive.

Recent Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This Update amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued, but does not require them to disclose the date through which subsequent events have been evaluated.

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

NOTE 3 – LICENSE REVENUES

For the six months ended June 30, 2010 and 2009, royalty and licensing fees recorded were $843,640 and $712,320, respectively, primarily consisting of $750,220 and $625,243, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”).  Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter.  Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall.  In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

Under the Company’s license agreement with the Research Foundation for Mental Hygiene (“RFMH”), RFMH is entitled to receive from Senetek 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

NOTE 4 – INVENTORY

Inventories, consisting of raw materials, work in process and finished goods, are stated at standard cost.  Standard cost is determined using the average costing method.  Inventories are valued at the lower of cost or market using the first-in, first-out method.

In conjunction with the sale of the majority of the skincare line on March 10, 2010, $304,000 in inventory was removed from the consolidated balance sheet.  See Note 9.

	June 30, 2010	December 31, 2009

Raw materials	$40,142	$175,000
Work in process	–	3,000
Finished goods	–	134,000
Total inventory	$40,142	$312,000

NOTE 5 – PARTICIPATION AGREEMENT

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

NOTE 6 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, Senetek consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Partners Value Arbitrage Fund (“Seller”) (See Note 10) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million and an additional $360,000 in acquisition costs.  The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada. Further information on Firstgold and Relief Canyon Mine can be obtained at the website www.firstgoldcorp.com.

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

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010.  Management assesses collectability each quarter and has determined that a reserve is not necessary at June 30, 2010.

NOTE 7 – OTHER LIABILITIES

On January 1, 2009, the Company recorded the value of its outstanding warrants as a liability in accordance with FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).

Below is the cumulative effect of recording the warrant liability:
	Other Liability	Share Premium	Accumulated Deficit
	Increase/(decrease)
January 1, 2009 derivative instrument liability related to warrants	$53,055	$–	$53,055
Reversal of prior accounting related to warrants	─	(500,000)	(500,000)
	$53,055	$(500,000)	$(447,000)

A Black-Scholes option-pricing model was used to estimate the fair value of the Company’s warrants using the following assumptions at June 30, 2010:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	37%	.32%	.68	$.80

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009

Warrant	Other liabilities	$0	$53,055

There was $53,055 and $0 in expense associated with changes in derivative instrument fair values recorded in the accompanying Statement of Operations for the six months ended June 30, 2010 and 2009.

NOTE 8 – STOCK COMPENSATION EXPENSE

The following table summarizes stock-based compensation expense for the six months ended June 30, 2010 and 2009, which was allocated as follows:

	Six Months Ended June 30,
	2010	2009
Stock-Based Compensation Expense
Administration, sales and marketing	$503,312	$177,432
Research and development	–	–
Stock-based compensation expense included in operating expenses and net loss	$503,312	$177,432

As of June 30, 2010 the unrecorded deferred stock-based compensation balance related to stock options was $475,020 and was expected to be recognized over a period of two years.  As of June 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $446,000 and was expected to be recognized over a weighted average period of 2.13 years.

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

Effective March 10, 2010, in accordance with the Securities Purchase Agreement dated March 4, 2010, between Senetek and DMRJ Group LLC, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non officers and directors were not extended or re-priced, compensation expense of approximately $354,000 was recognized during the three months ended June 30, 2010. The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. For the six months ended June 30, 2010 and 2009, 950,000 and 27,000 options were granted respectively. The following assumptions were used to estimate fair value of the options issued during the six months ended June 30, 2010: strike price of 1.05, exercise price of 1.05, risk-free interest rate of approximately .32%; volatility of 70.2%; and a life of 5 years (See Note 12).  As of June 30, 2010, there were 62,943 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued.  Both share option plans expired in December 2005.  Options issued under the two expired plans remain in place, subject to the original terms of each plan.  No stock options were exercised from Plan 1 or Plan 2 for the six months ended June 30, 2010 or 2009.  During the six months ended June 30, 2010, 2,937 options expired and 37,500 options that previously expired in December 2009 were extended to March 10, 2015 and re-priced at $1.25. During the six months ended June 30, 2009, 84,375 options granted under Plan 1 expired, no options granted under Plan 2 expired and 31,250 options were extended to March 10, 2015, re-priced at $1.25.

Outstanding Options:

Senetek Equity Plan - At June 30, 2010, 1,886,563 stock options with a weighted average exercise price of $1.16 were outstanding, of which 904,065 stock options with a weighted average exercise price of $1.26 were exercisable.

Outside the Senetek Equity Plan - At June 30, 2010, 62,943 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 1 - At June 30, 2010, 37,500 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 2 - At June 30, 2010, 62,500 stock options with a weighted average exercise price of $2.63 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at June 30, 2010, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model to value the stock option based on its terms and conditions. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures.  The Company used a 0% forfeiture rate for options granted to its Chief Executive Officer.

NOTE 9 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Companies skincare line, except assets and liabilities related to Kinetin and Zeatin.   Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note.  The Company, was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from Senetek pursuant to the Asset Purchase Agreement with Senetek PLC, The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million.  The Company and Mr. Massino have amended the Asset Purchase Agreement such that in the event of a near term transaction resulting (i) in the change of control, directly or indirectly, of at least 50% of the equity interests of the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% for the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) the 25% of the after-tax price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012.  A loss on the sale of approximately $217,000 was recognized during the quarter ended March 31, 2010.  This transaction is not considered to be a discontinued operation as Senetek retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

The following table sets forth the assets and liabilities that were sold:

Inventory	$309,000
Inventory Reserves	$(5,000)
Fixed Assets	$113,000
Accum Depr – Fixed Assets	$(78,000)
Accounts Receivable, net of allowances	$(1,000)
Prepaid Insurance	$18,000
Accrued Liabilities	$(139,000)
Net assets sold	$217,000

NOTE 10 – CONVERTIBLE DEBT

In March 2010, Senetek and DMRJ Group, LLC, affected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ Group, LLC is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York.

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and is convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of 7 years.  The note may be converted prior to the end of the 7 years, and is mandatorily convertible on the due date.  The note may not be settled in cash, except in the event of default.  Additionally the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price of $1.75, risk free interest rate of 2.39%, expected life of five years, and expected volatility of 63.46% with no dividends expected to be issued. The fair value of the warrants totaled $735,165 at the issuance date and was recorded on the balance sheet as a debt discount. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $279,165, and $502,000 in deferred financing costs were incurred. The fair value of the warrants, beneficial conversion and deferred financing costs are being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements.

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

NOTE 11 – SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total

Revenues	$370,634	$43,038	$413,672	302,302	$121,759	$424,061
Cost of sales	163,481	7,343	170,824	136,036	7,622	143,658
Gross profit	$207,153	$35,696	$242,848	$166,266	$114,136	$280,403
Gross profit percentage	56%	83%	59%	55%	94%	66%
Unallocated operating expenses			836,389			1,607,230
Operating loss			$(593,541)			$(1,326,827)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total

Revenues	$839,779	$74,435	$914,214	$625,243	$260,174	$885,417
Cost of sales	361,576	13,935	375.511	281,359	17,327	298,686
Gross profit	$478,203	$60,500	$538,703	$343,914	$243,998	$586,731
Gross profit percentage	52%	91%	59%	55%	93%	66%
Unallocated operating expenses			3,826,765			3,124,281
Operating loss			$(3,288,062)			$(2,537,550)

For the six months ended June 30, 2010 and 2009, there were no revenues from outside the Unites States.

One customer accounted for all pharmaceutical revenues for the six months ended June 30, 2010 and 2009.

One customer accounted for 100% and 92% of accounts receivable at June 30, 2010 and 2009, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter 2009 for an additional six years through December 31, 2014.  Under this agreement Senetek was committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute's continued research on certain cytokinins.  The 2009 commitment of $100,000 was paid in the second quarter of 2009.  As part of the March 2010, Asset Purchase Agreement between Senetek and Skinvera, the remaining liability for this agreement was transferred to Skinvera as described in Note 9.

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

Other

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months.  For the six months ended June 30, 2010, $81,340 of compensation expense has been recognized.

NOTE 13 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009 and prior to that was a partner of the law firm Baker & McKenzie LLP. Both law firms have rendered legal services to the Company.  June 30, 2010 and 2009 legal fees paid to DLA Piper US, LLP totaled $156,739 and $0, respectively.  No fees were paid in 2010 or 2009 to Baker & McKenzie, LLP.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “potential,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they: (i) discuss management’s expectations about Senetek’s future performance; (ii) contain projections of its future operating results or of its future financial condition; or (iii) state other “forward-looking” information. There will be events in the future that the Company is not able to predict or over which it has no control, which may adversely affect its future results of operations, financial condition or stock price. The risk factors described in the 2009 Form 10-K, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements. You should be aware that the occurrence of any of the risks, uncertainties, or events described in this Form 10-Q could seriously harm Senetek’s business and that, upon the occurrence of any of these events, the price of its securities could decline. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof. Senetek assumes no obligation to update any such forward-looking statements except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934.

COMPANY OVERVIEW

Historically the Company had been focused on the skincare and pharmaceutical businesses. In March 2010, after an extensive review by the Board of Directors of the Company and outside advisors, the Board elected to change the overall direction of the Company from these sectors to the natural resources sector. The Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and the Company had insufficient cash on hand to reach significant revenue generation from any of the product lines in the Company’s portfolio.  The Company elected to pursue opportunities in the resources sector as this sector has been experiencing significant growth and investor interest in the past few years and the Board believes the sector has continued growth prospects and significant opportunities exist within the sector. A further discussion of this transition follows below.

MARCH TRANSACTION

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

John P. Ryan was appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. Mr. Howard Crosby was appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board of Directors and Dr. Wesley Holland has been appointed to the Board of Directors. Two of the Directors of Senetek, Mr. Anthony Williams and Mr. Kerry Dukes have remained on the Board.

The intent of the new Board is to refocus the Company in the natural resources sector where the new management has the majority of its expertise and experience. With this new focus the Company has taken several steps in acquiring projects in both gold mining and in oil and gas exploration which are more fully described below.

RELIEF CANYON MINE/FIRSTGOLD CORPORATION TRANSACTION

Relief Canyon Mine Acquisition and Status

On April 1, 2010 the Company purchased $7 million of face value secured notes for $5 million and an additional $360,000 in acquisition costs from Platinum Partners and Lakewood Group. Both of these entities are hedge funds based in the New York City area. The total amount of the secured notes is approximately $20 million, thus the purchase gave the Company approximately a 35% interest in the secured notes and the assets backing the secured notes, The secured notes are secured by the all of the assets of Firstgold Corporation, a company in Chapter 11 bankruptcy court in the United States Bankruptcy Court, Reno, NV. The primary asset of Firstgold Corporation is the Relief Canyon Mine located near the town of Lovelock, NV. Additional detailed information on the Relief Canyon Mine, Firstgold Corporation and the existing bankruptcy case may be found at http://www. reliefcanyon.com.

The intent of the Company is to gain 100% ownership of the Relief Canyon Mine and ultimately to bring the mine into production at some point in the future. The assets of the mine consist of the existing mineral resource, processing plant, crushing equipment, conveyors, and stackers, rolling stock, as well as permits and posted cash bonds. However, there is no assurance at this time that the Company will be successful in acquiring 100% control of the Relief Canyon Mine as this requires further financing to be obtained, which may not be available on favorable terms or at all.

Based upon a resource report prepared by Mine Development Associates of Reno, NV, and an internally prepared financial model, the Company believes the Relief Canyon Mine has sufficient resources for at least three and one-half years of production at a rate of approximately 38,500 recovered ounces per year. This mine life and production rate assumes the lease or other acquisition of the western extension of the ore body which is located on ground owned by Newmont Mining Corporation, Denver, Colorado and under leasehold to Victoria Gold Mines, Toronto, Ontario. The western extension of the ore body contains approximately 26,250 ounces of the estimated 134,750 recovered ounces over the three and one-half year mine life. In addition to this acquisition, it is also believed that other nearby resources could be acquired on favorable terms and thus the mine life could be extended further beyond three and one-half years, but there can be no assurance of any additional acquisitions of ground near the project. Failure to at least acquire the western extension of the ore body would both shorten the mine life and complicate the anticipated mine plan.

The Relief Canyon Mine has all of the major permits needed to operate the existing processing plant. These are the Bureau of Land Management (“BLM”) – Plan of Operations, the Nevada Div. of Environmental Protection (“NDEP”) – Water Pollution Control Permit and NDEP – Reclamation Permit. All of these permits need to be amended to allow restart of the Relief Canyon Mine open pit and for new mining operations to occur. RCP filed the Amended Plan of Operations with the BLM the first week of August and anticipates filing the Amended Water Pollution Control Permit by the end of August. The amended Reclamation Permit will be filed once the review by NDEP and the BLM progress sufficiently to submit the detailed reclamation plan and bond cost estimate for the amended project. No assurance can be made if and when such permits will be successfully amended and the ability to restart mining from the pit will resume.

Currently approximately $2.8MM of reclamation bonding is already in place for the project. Recently changes to how the bond requirement is calculated with respect to heap leach closure have occurred and the current bond is only sufficient for closure of the current heap leach pads assuming no further material is added. The preliminary estimates of RCP for closure on the current pad once it is fully loaded is $3.8MM, and for the whole project, once all possible pads are fully loaded is $6.1MM.  These numbers are reviewed every three years and may change over the life of the mine due to regulatory changes or for other technical reasons. At this time, no further bonding is required for the project and additional reclamation bonding is not anticipated until mining resumes from the pit.

Bankruptcy Court Process

Firstgold Corporation filed bankruptcy under Chapter 11 as debtor-in-possession on January 27, 2010 and was able to obtain a small amount of Debtor-in-Possession (“DIP”) financing from the Secured Creditors (Platinum and Lakewood). This DIP financing was sufficient to fund Firstgold until the end of April, 2010 at which point they were out of operating capital and no further DIP financing funds were available. As a result, on April 21, 2010 the Court awarded the secured creditors operatorship of the Relief Canyon Mine in order to preserve the security and maintenance of the on-site assets. The secured creditors (including Senetek) then formed a Colorado LLC named “Relief Canyon Partners LLC” (“RCP”) to be the operating entity at the project.

RCP is managed by a three person operating committee consisting of Mark Mueller (from Platinum/Lakewood), John Ryan, and Eric Klepfer. Mr. Klepfer is an outside independent contractor who specializes in the mining sector and specifically in mine permitting, environmental permitting and general compliance. Mr. Klepfer was named the Operating Manager for RCP and has been directly managing the project since April 21, 2010.

RCP has maintained a small administrative office in Lovelock, NV where an administrative assistant and one engineer are employed. In addition there are four personnel at the mine and mill site, and five personnel at the Company assay lab facility in Lovelock. RCP has continued to operate the assay lab as it makes a small profit.

Funding for RCP initially came from the secured creditors on a basis proportional to their interest. As a result, as of the end of May, 2010 the Company had advanced $158,479 to RCP to cover payrolls and other expenses. However, on June 7, 2010, with court approval, RCP sold an excess piece of drilling equipment along with associated drill pipe and support vehicles for $978,750. Following this sale the Company was reimbursed the amount of $141,426 of its previous advances for working capital. Therefore, The Company does not expect further draws from Senetek will be necessary in order to fund RCP during the third quarter of 2010.

In addition to operating the asset, RCP has been actively marketing the project to other potential buyers. This is a requirement of the bankruptcy court process and also was a requirement of the other secured creditors whose goal is to eventually sell their interest in the project for cash or other liquid assets.  The Company also considers the possibility that if a significant cash bid were offered for the Project, the Board of the Company would have to carefully evaluate the bid against the alternative of obtaining financing and  acquiring and operating the project on its own. However, at the date of this report, no compelling cash bids have been made and the Company feels that the marketing to other potential purchasers of the project is near its end.

Should the secured creditors not receive an acceptable bid for the Project they may ultimately acquire the project through a bankruptcy process known as a Section 363 bid. Essentially, this bid process would allow the secured creditors to “credit bid” the amount of their secured note. The Court would review the bid as well as the marketing process and any other bid proposals received and must be persuaded that the Credit Bid is likely the highest value bid that would be received for the assets in order for a court sale of the assets to be concluded. As of the date of this report, RCP and the secured creditors have not yet began the credit bid process.

OIL AND GAS OPERATIONS

On May 14, 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc (“SDX”) in which the Company purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397.  Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the Initial Test Well as a dry hole. The drilling of the Initial Test Well will commence on or before September 1, 2010, subject to rig availability.  Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug an abandon it as a dry hole.   The Second Test Well will commence within one hundred and twenty (120) days of completion of the Initial Test Well.

Contemporaneously with the Agreement, an Operating Agreement was executed naming Breck Operating Corp. as the Operator of all operations and other activities conducted on the Subject Leases.

The Company has also began investigating acquiring leaseholds prospective for oil and gas in Indiana and Ohio in the historic Trenton field. To date the Company has not acquired any leaseholds and is still in the process of investigating the region and favorable potential locations.

LEGACY SKINCARE AND PHARMACEUTICAL ASSETS OF THE CORPORATION

The legacy assets of the Company can be divided into the Skincare segment and the Pharmaceutical Segment. A discussion of these assets follows below.

Skincare Segment

In conjunction with the March Transaction, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC, a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and assumed all existing liabilities of the Company’s skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million. The Company and the Purchaser amended the Asset Purchase Agreement such that in the event of a near-term transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company shall be entitled to receive (i) 50% of the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) 25% of the after-tax purchase price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012.

The majority of the skincare segment, with the exception of Kinetin and Zeatin, was sold to Skinvera LLC on March 10, 2010. The remaining Skincare segment consists of Kinetin, which is Senetek’s first generation cytokinin. By the spring of 2007, Senetek had licensed Kinetin to ten separate companies in various channels of distribution and geographies. Also, Senetek licensed Zeatin, Kinetin’s analog product exclusively to Valeant Pharmaceuticals International (“Valeant”) of Costa Mesa, CA.  On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”).  Under the terms of the License Acquisition Agreement, the Company granted Valeant a paid-up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

Pharmaceutical segment

The Pharmaceutical segment consists of four separate areas, each discussed below:

•
Invicorp®, a treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp® is expected to capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment.  Invicorp® has received marketing authorization in Denmark as well as in England.  Additionally, Invicorp® has been approved in New Zealand.  Senetek has entered into an exclusive licensing and collaborative marketing agreement for the commercialization of Invicorp® with Plethora Solutions for the U.S. market whereby Plethora assumed all expenses of obtaining regulatory approvals and of marketing the products.  Senetek is currently seeking licensees for other worldwide locations and continues to advance the product in Denmark and United Kingdom by selling the product to select users on a “named patient” basis.

•
Reliaject® is a unique auto-injector system which employs an ultra-fine gauge needle which is preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. In March 2006, the Company sold to Ranbaxy Pharmaceuticals Inc. all of its patents, trademarks and automated manufacturing equipment for the Reliaject® device.  The Company received a down-payment of $500,000 and under the terms of the sale agreement, the Company is to receive additional payments based on regulatory approvals and cumulative sales milestones.  In addition, the Company is to receive a specified percentage (similar to a set royalty) for a period of 15 years on Ranbaxy's and its licensees' quarterly net sales in North America of Reliaject® pre-filled with epinephrine and other parenteral drugs.  Percentages will be negotiated on its net sales in any other markets for which it may be licensed and on its net sales in North America of Reliaject® pre-filled with non-scheduled parenteral drugs.  Under the agreement, Ranbaxy assumed all expenses of obtaining regulatory approvals and of marketing the product. Senetek officials met with Ranbaxy in April, 2010 and learned that the approvals for the product are still at least two years away. Therefore, the Company does not anticipate royalties from Reliaject for at least several more years.

•
Diagnostic monoclonal antibodies used in Alzheimer’s and other disease research which the Company licenses from RFMH and sells to Covance Antibody Services Inc. Covance is the Company’s commercial partner and has undertaken full responsibility for sales, distribution and marketing, as well as regulatory compliance. The agreement with RFMH is slated to expire in July, 2011. Senetek met with RFMH and had discussions with Covance in early June, 2010. As a result of those discussions, an agreement was signed June 19, 2010 with Covance whereby Covance is authorized to negotiate directly with RFMH for an extension of the license beyond July, 2011. Under the Covance agreement, if Covance is successful in relicensing with RFMH, Senetak shall continue to receive a portion of the royalty stream from sales of diagnostic monoclonal antibodies for an additional two year period.

•
Senetek has acquired two royalty-based licenses for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences (“PAS”).  The agreements grant Senetek the exclusive rights to anti-cancer technology for the treatment of brain tumors using RNAi technology to inhibit the production of tenascin-C, whose expression has been indicated to correlate with the grade of malignancy of brain tumors and RNAi based therapeutic technology for the potential use against a broad range of cancers. The efficacy of any of these possible treatments has not been demonstrated in accordance with prevailing U.S. F.D.A. standards and the Company makes no claims as to the usefulness of these treatments at this time. The Company intends to partner with a pharmaceutical or an RNA specialty company to help fund the costs of testing of these treatments under highly controlled conditions.

The markets in which the Company competes are highly competitive.  The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

Revenues for the second quarter of 2010 totaled $413,672.  Royalties on sales of monoclonal antibodies were $370,634, an increase from the $302,302 in monoclonal antibody royalties in the second quarter of 2009. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market.. Total gross profit margin for the second quarter of 2010 and 2009 was 59% and 66%, respectively, of revenue.

Operating expenses for the three months ended June 30, 2010 decreased 59% as compared to the same period in 2009, primarily due to a decrease in salaries.

Net loss for the second quarter of 2010 was $642,347 as compared to a net loss of $1,298,745 for the second quarter of 2009.  The decreased net loss is primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments resulting from Company operations.  Management believes its cash, cash equivalents, short-term investments and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $3,264,029 for the six months ended June 30, 2010 compared to net cash used by operating activities of $2,954,101 for the six months ended June 30, 2009.  The increase is primarily attributed to severance payments in the first quarter of 2010. The Company expects to continue to use cash in operating activities and investments for the remainder of 2010.

Cash and cash equivalents decreased to $3,083,904 at June 30, 2010, from $4,231,804 at December 31, 2009, partially due to the note receivable disbursement of $1,800,000 and net cash used in operations.

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

Results of Operations for the three months ended June 30, 2010 and 2009

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the June 30, 2009 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2009.

Total revenues for the six months ended June 30, 2010, were $914,214; a 9% increase from total revenue of $885,417for the six months ended June 30, 2009. The increase is principally attributed to increased sales by Covance.

Total expenses for the six months ended June 30, 2010, were $4,110,563; an increase from total expenses of $3,426,375 for the six months ended June 30, 2009. The increase is principally attributed to severance payments in the first quarter of 2010.  The expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Expense Category
Payroll, benefits and consulting	$328,000	$450,000	$2,027,000	$895,000
Stock-based compensation expense	103,000	92,000	503,000	177,000
Advertising and marketing	—	279,000	78,000	468,000
Legal and other professional fees	144,000	74,000	254,000	191,000
Travel and related	22,000	140,000	115,000	269,000
Rent and office expenses	76,000	104,000	259,000	183,000
Insurance-liability	26,000	56,000	34,000	111,000
Depreciation and other non-cash expenses	—	1,000	2,000	2,000
Other		32,000	27,000	45,000
Total	699,000	1,228,000	3,299,000	2,341,000

For the six months ended June 30, 2010, administration, sales and marketing expenses increased 41% over the prior year comparable period.  This is principally the result of one time severance payments made in the first quarter of 2010.

Interest Income

Interest income for the six ended June 30, 2010 has decreased $52,268 as compared to the same period in the prior year due to reduced cash balances combined with reduced interest rates in the current year.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal control over financial reporting during the quarterly period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SENETEK PLC
(Registrant)

Date: August 16, 2010	By:	/s/ J. P. RYAN
John P. Ryan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ HOWARD CROSBY
Howard Crosby President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)