Form 10-Q
period 2010-09-30
SENETEK PLC /ENG/
filed 2010-11-22
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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
Yes ☐  No ☒

Number of Ordinary Shares outstanding as of September 30, 2010: 7,730,708

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

SENETEK PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,971,987	$4,231,804
Short-term investments	-	6,500,000
Trade receivable (net of allowances of $0 in 2010 and $5,000 in 2009)	394,484	311,024
Non-trade receivables	56,568	121,708
Tax receivable	13,271	9,188
Inventory	117,102	312,149
Prepaid expenses and deposits	344,897	153,434
Prepaid tax	2,331	2,331
Receivable - related party	17,053	-
Total Current Assets	3,917,693	11,641,638
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	-	44,297
OTHER ASSETS
Deferred financing fees	342,780	-
Note receivable	1,860,362	-
Note and contractual rights receivable	5,360,000	-
Oil and gas lease interests	108,397	-
Total Other Assets	7,671,539	-
TOTAL ASSETS	$11,589,232	$11,685,935

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$852,791	$695,966
Accrued liabilities	286,439	441,965
Deferred revenue and license fee	172,154	173,918
Other liabilities	70	53,055
Total Current Liabilities	1,311,454	1,364,904
LONG TERM LIABILITIES
Deferred license fee	$286,924	$416,039
Convertible debt, net of discount	2,095,555	-
Total Long Term Liabilities	2,382,479	416,039
TOTAL LIABILITIES	3,693,933	1,780,943
COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000;
7,730,708 and 7,645,802 shares issued and outstanding, respectively	4,994,584	4,939,395
Share premium	87,024,222	85,546,880
Accumulated deficit	(84,161,700)	(80,627,375)
Accumulated other comprehensive income-translation adjustments	38,193	46,092
Total Stockholders' Equity	7,895,299	9,904,992
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,589,232	$11,685,935

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES
Royalty and license fees	$440,876	$482,735	$1,284,516	$1,195,055
Product sales	-	66,557	70,574	239,654
TOTAL REVENUES	440,876	549,292	1,355,090	1,434,709

COST OF SALES
Royalty and license fees	$180,871	$197,863	$551,137	$479,223
Product sales	-	7,573	5,246	24,900
TOTAL COST OF SALES	180,871	205,436	556,383	504,123

GROSS PROFIT	260,005	343,856	798,708	930,586

OPERATING EXPENSES
Research and development	31,310	224,276	307,652	1,007,480
Exploration expense	294,820	-	324,290	-
Administration, sales and marketing	522,492	1,377,638	3,821,948	3,718,714
Loss on sale of skincare line	-	-	217,664	-
Gain (loss) on disposal of assets	-	-	3,833	-
TOTAL OPERATING EXPENSES	848,622	1,601,914	4,675,387	4,726,194

LOSS FROM OPERATIONS	(588,617)	(1,258,058)	(3,876,679)	(3,795,608)

OTHER INCOME (EXPENSE)
Interest income	28,821	18,760	70,636	112,843
Interest expense	(70,638)	(14)	(162,352)	(822)
Other income (expense)	6,622	491	8,261	1,321
Change in fair value of warrant liability	-	-	53,055	-
TOTAL OTHER INCOME (EXPENSE)	(35,195)	19,237	(30,400)	113,342

LOSS BEFORE TAXES	(623,812)	(1,238,821)	(3,907,079)	(3,682,266)

INCOME TAX BENEFIT (EXPENSE)	372,754	(11,995)	372,754	(14,595)

NET LOSS	$(251,058)	$(1,250,816)	$(3,534,325)	$(3,696,861)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.16)	$(0.46)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,730,708	7,645,802	7,702,406	7,645,802

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,375)	$46,092	$9,904,992

Stock based compensation expense related to employee and director stock options			400,275			400,275

Warrants issued for convertible debt, net			590,165			590,165

Beneficial conversion rights, net			224,165			224,165

Stock issued for financing fees	84,906	55,189	34,811			90,000

Options issued for directors fees			206,229			206,229

Acceleration of options			21,697			21,697
						-
Comprehensive loss:						-

Net loss				(3,534,325)		(3,534,325)

Translation adjustments					(7,899)	(7,899)

Total comprehensive loss						(3,542,224)

Balance, September 30, 2010 (unaudited)	7,730,708	$4,994,584	$87,024,222	$(84,161,700)	$38,193	$7,895,299

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,534,325)	$(3,696,861)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	3,034	52,000
Reserve for doubtful accounts	(5,278)	6,000
Loss on sale of skincare line	217,664
Loss on abandonment of assets	5,998
Stock based compensation	628,201	261,688
Amortization of debt discount and deferred financing fees	158,727
Change in fair value of warrant liability	(53,055)
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	(77,182)	(308,850)
Non-trade receivables	65,140	38,761
Tax receivable	(4,083)	98,538
Inventory	(108,627)	(104,729)
Prepaid expenses and deposits	(209,371)	(13,050)
Prepaid tax		56,906
Interest receivable	(60,362)
Receivable - related party	(17,053)
Increase (decrease) in:
Accounts payable	(203,175)	(85,241)
Accrued liabilities	(17,343)	(301,067)
Deferred revenue and license fees	(130,879)	(120,672)
Other liabiltiies	70	-
Net cash provided (used) by operating activities	(3,341,899)	(4,116,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption(purchase) of short-term investments	6,500,000	(169,465)
Note and contractual rights receivable	(5,000,000)
Cash advance for note receivable	(1,800,000)
Purchase of property and equipment		(27,580)
Acquisition of oil & gas lease interest	(108,397)
Net cash provided (used) by investing activities	(408,397)	(197,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	3,000,000	-
Financing fees paid	(501,622)	-
Effect of exchange rate changes on cash	(7,899)	6,891
Net cash provided by financing activities	2,490,479	6,891

Net increase (decrease) in cash and cash equivalents	(1,259,817)	(4,306,731)

Cash and cash equivalents, beginning of period	4,231,804	5,832,499

Cash and cash equivalents, end of period	$2,971,987	$1,525,768

NON-CASH TRANSACTIONS:
Intial valuation of derivative liability	$	$53,055
Warrants issued with convertible debt	$735,165	$
Beneficial conversion rights to convertible debt	$279,165	$
Stock issued for financing fees	$90,000
Note and contractual rights receivable paid with accounts payable	$360,000

SENETEK PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2010
(Unaudited)

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

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and CarméCosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, and Senetek Denmark ApS, formed by Senetek under the laws of Denmark.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RevenueRecognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company's shipment terms are FOB shipping point.

For its other channel of distribution, the Company has a 30-day return policy. Therefore, all revenue associated with this channel is deferred for 30 days following the sale. Revenue recognized for the nine months ended September 30, 2010 and 2009 in this channel was $5,000 and $0, respectively. There was no deferred revenue as of September 30, 2010 or 2009.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, receivables, note receivable, investments, convertible debt, and other liabilities approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.

The table below sets forth, by level, the Company's financial assets and liabilities that are accounted for using fair value:

	December 31,	Fair Value Measurements September 30, 2010
	2009	Level 1	Level 2	Level 3
Liabilities:
Warrants	$53,055	$–	$–	$–

Earnings per Ordinary Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options and warrants to purchase Ordinary shares totaling 4,198,725 and 1,469,162, were outstanding at September 30, 2010 and 2009, respectively, but were excluded in the computation of diluted earnings per Ordinary share as the effect of such inclusion would have been antidilutive.

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

NOTE 3 – LICENSE REVENUES

For the nine months ended September 30, 2010 and 2009, royalty and licensing fees recorded were $1,284,516 and $1,195,055, respectively, primarily consisting of $1,144,705 and $1,064,940, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”). Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter. Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall. In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

	Sept. 30, 2010	December 31, 2009

Raw materials	$–	$175,000
Work in process	–	3,000
Finished goods	117,102	134,149
Total inventory	$117,102	$312,149

NOTE 5 – PARTICIPATION AGREEMENT

On May 14, 2010, Senetek Plc (the “Company”) entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc (“SDX”) in which the Company purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the Initial Test Well as a dry hole. The drilling of the Initial Test Well commenced on September 1, 2010. Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug and abandon it as a dry hole. The Second Test Well will commence within one hundred and twenty (120) days of completion of the Initial Test Well.

Contemporaneously with the Agreement, an Operating Agreement was executed naming Breck Operating Corp as the Operator of all operations and other activities conducted on the Subject Leases. As of September 30, 2010 $214,910 has been paid toward payment of the Initial Test Well.

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

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010. Management assesses collectability each quarter and has determined that a reserve is not necessary at September 30, 2010.

NOTE 7 – OTHER LIABILITIES

On January 1, 2009, the Company recorded the value of its outstanding warrants as a liability in accordance with FASB ASC 815-40; 815-10-65-3 (Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).

Below is the cumulative affect of recording the warrant liability:

	Other Liability	Share Premium	Accumulated Deficit
	Increase/(decrease)
January 1, 2009 derivative instrument liability related to warrants	$53,055	$–	$53,055
Reversal of prior accounting related to warrants	–	(500,000)	(500,000)
	$53,055	$(500,000)	$(446,945)

A Black-Scholes option-pricing model was used to estimate the fair value of the Company’s warrants using the following assumptions at September 30, 2010:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	72.4%	.32%	.42	$.64

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheet was as follows:

Derivative Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009

Warrant	Other liabilities	$0	$53,055

There was $53,055 and $0 in expense associated with changes in derivative instrument fair values recorded in the accompanying condensed consolidated Statement of Operations for the nine months ended September 30, 2010 and 2009.

NOTE 8 – STOCK COMPENSATION EXPENSE

The following table summarizes stock-based compensation expense for the nine months ended September 30, 2010 and 2009, which was allocated as follows:

	Nine Months Ended September 30,
	2010	2009
Stock-Based Compensation Expense
Administration, sales and marketing	$628,201	$177,432
Stock-based compensation expense included in operating expenses and net loss	$628,201	$177,432

As of September 30, 2010 the unrecorded deferred stock-based compensation balance related to stock options was $365,854 and was expected to be recognized over a period of 1.75 years. As of September 30, 2009, the unrecorded deferred stock-based compensation balance related to stock options was $362,000 and was expected to be recognized over a weighted average period of 1.87 years.

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

Effective March 10, 2010, in accordance with the Securities Purchase Agreement (See Note 10) dated March 4, 2010, between Senetek and DMRJ Group LLC, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non officers and directors were not extended or re-priced, compensation expense of approximately $354,000 was recognized during the three months ended March 31, 2010.

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. For the nine months ended September 30, 2010 and 2009, 950,000 and 27,000 options were granted respectively. The following assumptions were used to estimate fair value of the options issued during the nine months ended September 30, 2010: market price of 1.05, exercise price of 1.05, risk-free interest rate of approximately .32%; volatility of 70.2%; and a life of 5 years (See Note 12). As of September 30, 2010, there were 62,943 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued. Both share option plans expired in December 2005. Options issued under the two expired plans remain in place, subject to the original terms of each plan. No stock options were exercised from Plan 1 or Plan 2 for the nine months ended September 30, 2010 or 2009. During the nine months ended September 30, 2010, 2,937 options expired and 37,500 options that previously expired in December 2009 were extended to March 10, 2015 and re-priced at $1.25. During the nine months ended June 30, 2009, 84,375 options granted under Plan 1 expired, no options granted under Plan 2 expired and 31,250 options were extended to March 10, 2015, re-priced at $1.25.

Outstanding Options:

Senetek Equity Plan - At September 30, 2010, 1,886,563 stock options with a weighted average exercise price of $1.16 were outstanding, of which 904,065 stock options with a weighted average exercise price of $1.26 were exercisable.

Outside the Senetek Equity Plan - At September 30, 2010, 62,943 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 1 - At September 30, 2010, 37,500 stock options with a weighted average exercise price of $1.25 were outstanding, all of which were exercisable.

Plan 2 - At September 30, 2010, 62,500 stock options with a weighted average exercise price of $2.63 were outstanding, all of which were exercisable.

The intrinsic value of the Company’s outstanding vested stock options in all three plans at September 30, 2010, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model to value the stock option based on its terms and conditions. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures. The Company used a 0% forfeiture rate for options granted to its Chief Executive Officer and Directors.

NOTE 9 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin. Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Company, was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from Senetek pursuant to the Asset Purchase Agreement with Senetek PLC, The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million. The Company and Mr. Massino have amended the Asset Purchase Agreement such that in the event of a near term transaction resulting (i) in the change of control, directly or indirectly, of at least 50% of the equity interests of the Purchaser, other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets, the Company shall be entitled to receive (i) 50% for the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) the 25% of the after-tax price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012. A loss on the sale of approximately $217,000 was recognized during the quarter ended March 31, 2010. This transaction is not considered to be a discontinued operation as Senetek retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

The following table sets forth the assets and liabilities that were sold.

Inventory	$309,000
Inventory Reserves	(5,000)
Fixed Assets	113,000
AccumDepr – Fixed Assets	(78,000)
Accounts Receivable, net of allowances	(1,000)
Prepaid Insurance	18,000
Accrued Liabilities	(139,000)
Net assets sold	$217,000

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

NOTE 11 – SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total

Revenues	$397,838	$43,038	$440,876	439,697	$109,595	$549,292
Cost of sales	180,872	0	180,872	197,863	7,573	205,436
Gross profit	$216,966	$43,038	$260,004	$242,137	$101,719	$343,856
Gross profit percentage	55%	100%	63%	55%	93%	63%
Unallocated operating expenses			848,622			1,601,914
Operating loss			$(588,618)			$(1,258,058)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Pharma- ceutical	Skincare	Total	Pharma- ceutical	Skincare	Total

Revenues	$1,237,617	$117,473	$1,355,090	$1,064,940	$369,769	$1,434,709
Cost of sales	542,448	13,934	556,382	479,223	24,900	504,123
Gross profit	$695,169	$103,539	$798,708	$585,717	$344,869	$930,586
Gross profit percentage	56%	88%	59%	55%	93%	65%
Unallocated operating expenses			4,675,387			4,726,194
Operating loss			$(3,876,679)			$(3,795,608)

For the nine months ended September 30, 2010 and 2009, there were no revenues from outside the Unites States.

One customer accounted for all pharmaceutical revenues for the nine months ended September 30, 2010 and 2009.

One customer accounted for 100% and 93% of accounts receivable at September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, natural resource exploration expense of $324,290 was included in unallocated operating expense consisting of $214,910 paid upon the commencement of drilling on the initial test well (Riggin #1), in Dawson County, Texas, $84,380 to consultants investigating potential locations in Indiana and Ohio, and $25,000 for mining exploration.

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

Other

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months. For the nine months ended September 30, 2010, $203,350 of compensation expense has been recognized.

Senetek is subject to lawsuits and claims with respect to various matters arising out of the normal course of business. Our current estimates related to any pending claim, individually and in the aggregate, is that these claims are immaterial to the financial position, results of operations or cash flows of Senetek. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of Senetek. On November 4, an action was filed, but not yet properly served, against Senetek by Miller Tabak & Co., LLC. The complaint alleges that Senetek breached an engagement letter with Miller Tabak, the plaintiff, and that Senetek owes $250,000 to Miller Tabak, and that Miller Tabak is seeking compensatory damages in excess of $350,000. Senetek denies all liability, believes the case is without merit and intends to vigorously defend the action filed against it.

NOTE 13 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009 and prior to that was a partner of the law firm Baker & McKenzie LLP. Both law firms have rendered legal services to the Company. September 30, 2010 and 2009 legal fees paid to DLA Piper US, LLP totaled $134,277 and $0, respectively. No fees were paid in 2010 or 2009 to Baker & McKenzie, LLP.

NOTE 14 – SUBSEQUENT EVENTS

On November 9, 2010, Senetek PLC (the “Company”) and DMRJ Group, LLC, a Delaware limited liability company ("DMRJ"), affiliated with Platinum Partners Value Arbitrage Fund L.P., agreed to amend the terms of the currently outstanding $3.0 million convertible note issued pursuant to a Securities Purchase Agreement, dated March 4, 2010 (the “Purchase Agreement”) to (i) reduce the conversion price set forth in the Note to $0.70 (subject to further adjustment as currently set forth in the Note) and (ii) so long as the Note is unpaid and outstanding, if the Company enters into any subsequent financings on terms more favorable to an investor than the terms governing the Note, as determined by DMRJ, then DMRJ may exchange the Note for the securities issued or to be issued in connection with such subsequent financing. The Note bears no interest and is convertible at any time from inception to the fifth anniversary of the Note, at which time conversion is mandatory. Except in the event of default, the Note is not repayable in cash. The Company is making these amendments in exchange for DMRJ's agreement to consent to the issuance of additional secured debt and such issuance and the grant of such security is otherwise currently prohibited by the terms of the Note.

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

On November 9, 2010, Senetek Plc (the “Company”) and DMRJ Group, LLC, a Delaware limited liability company ("DMRJ"), affiliated with Platinum Partners Value Arbitrage Fund L.P., agreed to amend the terms of the currently outstanding $3.0 million convertible note issued pursuant to a Securities Purchase Agreement, dated March 4, 2010 (the “Purchase Agreement”) to (i) reduce the conversion price set forth in the Note to $0.70 (subject to further adjustment as currently set forth in the Note) and (ii) so long as the Note is unpaid and outstanding, if the Company enters into any subsequent financings on terms more favorable to an investor than the terms governing the Note, as determined by DMRJ, then DMRJ may exchange the Note for the securities issued or to be issued in connection with such subsequent financing. The Company is making these amendments in exchange for DMRJ's agreement to consent to the issuance of additional secured debt and such issuance and the grant of such security is otherwise currently prohibited by the terms of the Note.

In March 2010 Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino has been retained as a part-time consultant for a three year period to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share or the Market Price on the date of the Transaction, whichever is greater. Mr. Massino was paid $1,286,874 and Mr. O’Kelley was paid $107,500 in severance payments respectively.

John P. Ryan was appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. Mr. Howard Crosby was appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board ofDirectors and Dr. Wesley Holland has been appointed to the Board of Directors. Two of the Directors of Senetek, Mr.Anthony Williams and Mr. Kerry Dukes have remained on the Board.

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

RELIEF CANYON MINE/FIRSTGOLD CORPORATION TRANSACTION

Relief Canyon Mine Acquisition and Status

On April 1, 2010 the Company purchased $7 million of face value secured notes for $5 million and an additional $360,000 in acquisition costs from Platinum Partners and Lakewood Group. Both of these entities are hedge funds based in the New York City area. The total amount of the secured notes is approximately $20 million, thus the purchase gave the Companyapproximately a 35% interest in the secured notes and the assets backing the secured notes, The secured notes are secured by all of the assets of Firstgold Corporation, a company in Chapter 11 bankruptcy court in the United States Bankruptcy Court, Reno, NV. The primary asset of Firstgold Corporation is the Relief Canyon Mine located near the town of Lovelock, NV. Additional detailed information on the Relief Canyon Mine, Firstgold Corporation and the existing bankruptcy case may be found at http://www. reliefcanyon.com.

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

The Relief Canyon Mine has all of the major permits needed to operate the existing processing plant. These are the Bureau of Land Management (“BLM”) – Plan of Operations, the Nevada Div. of Environmental Protection (“NDEP”) –Water Pollution Control Permit and NDEP – Reclamation Permit. All of these permits need to be amended to allow restart of the Relief Canyon Mine open pit and for new mining operations to occur. Relief Canyon Partners (“RCP”) filed the Amended Plan of Operations with the BLM the first week of August and anticipates filing the Amended Water Pollution Control Permit by the end of August. The amended Reclamation Permit will be filed once the review by NDEP and the BLM progress sufficiently to submit the detailed reclamation plan and bond cost estimate for the amended project. No assurance can be made if and when such permits will be successfully amended and the ability to restart mining from the pit will resume.

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

Bankruptcy Court Process

Firstgold Corporation filed bankruptcy under Chapter 11 as debtor-in-possession on January 27, 2010 and was able to obtain a small amount of Debtor-in-Possession (“DIP”) financing from the Secured Creditors (Platinum and Lakewood). This DIP financing was sufficient to fund Firstgold until the end of April, 2010 at which point they were out of operating capital and no further DIP financing funds were available. As a result, on April 21, 2010 the Court awarded the secured creditors operatorship of the Relief Canyon Mine in order to preserve the security and maintenance of the on-site assets. The secured creditors (including Senetek) then formed a Colorado LLC named RCP to be the operating entity at the project.

RCP is managed by a three person operating committee consisting of Mark Mueller (from Platinum/Lakewood), John Ryan, Senetek’s CEO, and Eric Klepfer. Mr. Klepfer is an outside independent contractor who specializes in the mining sector and specifically in mine permitting, environmental permitting and general compliance. Mr. Klepfer was named the Operating Manager for RCP and has been directly managing the project since April 21, 2010.

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

The bid deadline has been set for November 24, 2010 and a court hearing is scheduled for December 6, 2010 to review the bids by the Court. Should the secured creditors not receive an acceptable bid for the Project they may ultimately acquire the project through a credit bid. Essentially, this bid process would allow the secured creditors to “credit bid” the amount of their secured notes. The Court would review this bid as well as the marketing process and any other bid proposals received and must be persuaded that the Credit Bid is likely the highest value bid that would be received for the assets in order for a court sale of the assets to be concluded.

OIL AND GAS OPERATIONS

Working Interest, Dawson County, Texas

On May 14, 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc (“SDX”) in which the Company purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the InitialTest Well as a dry hole. The drilling of the Initial Test Well commenced on September 1, 2010. Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, andif necessary, the cost to plug an abandon it as a dry hole. The Second Test Well will commence within one hundred and twenty (120) days of completion of the Initial Test Well.

Contemporaneously with the Agreement, an Operating Agreement was executed naming Breck Operating Corp. as the Operator of all operations and other activities conducted on the Subject Leases.

During the quarter ended September 30, 2010 drilling commenced on the initial test well (Riggin #1), and $214,910 was spent per the Participation Agreement.

Prospective Oil & Gas Leases in Indiana and Ohio

In the second quarter of 2010, we began investigating acquiring leaseholds prospective for oil and gas in Indiana and Ohio in the historic Trenton field. To date we have not acquired any leaseholds and are still in the process of investigating the region and favorable potential locations.

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

The majority of the skincare segment, with the exception of Kinetin and Zeatin, was sold to Skinvera LLC on March10, 2010. The remaining Skincare segment consists of Kinetin, which is Senetek’s first generation cytokinin. By the spring of 2007, Senetek had licensed Kinetin to ten separate companies in various channels of distribution and geographies. Also, Senetek licensed Zeatin, Kinetin’s analog product exclusively to Valeant Pharmaceuticals International (“Valeant”) of CostaMesa, CA. On March 30, 2007, Senetek terminated its existing license agreement with Valeant and entered into a new licenseacquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License AcquisitionAgreement, the Company granted Valeant a paid-up license for its Kinetin and Zeatin compounds and assigned to Valeantfuture royalties from other Kinetin license agreements to which it was a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits the Company otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

Pharmaceutical segment

The Pharmaceutical segment consists of four separate areas, each discussed below:

•
Invicorp®, a therapy for erectile dysfunction (“ED”), a condition that affects more than a 100 million men worldwide has made good progress in the third quarter of 2010. A new batch of Invicorp® has been produced at the end of July 2010. The batch has passed quality testing and is ready for release into the market. New central warehouse and wholesale dealer arrangements have been put in place for licensed product supply in Denmark. Also, the Company is in the final stages of arranging storage and supply arrangements for “named patient” supply in the UK. The Company is also planning to develop named patient supply in the Nordic Counties and Central Europe. It is the Company’s intention to bring the major population centers of the UK and Germany with significant ED demographics into the classification of Mutual Recognition Procedure (“MRP”) as Concerned Member States. Plethora Solutions, contracted by Senetek PLC for the US market, continues to pursue Orphan Drug Designation with the Food and Drug Administration (“FDA”) in the US. Evidence has been presented that reversible ED following radical prostatectomy (“RP”) is a medically plausible subset of ED and that Plethora would take measures to ensure that Invicorp® treats this target population. Plethora expects to get an opinion on orphan drug status from the FDA in the fourth quarter of 2010. The Company is also continuing with its business development strategy of bringing in viable marketing partners in certain of the European countries.

•
Reliaject® is a unique auto-injector system which employs an ultra-fine gauge needle which is preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance upon the patient’s technique for accuracy and safe delivery. During the quarter ended September 30, 2010, the Company retained Scarsdale Equities to maximize the value of Reliaject®.

•	Diagnostic monoclonal antibodies used in Alzheimer’s and other disease research. There have been no significant developments during the quarter ended September 30, 2010.
•
Senetek has acquired two royalty-based licenses for RNA interference from the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences (“PAS”). There have been no significant developments during the quarter ended September 30, 2010.. A director of the Company made a site visit to the Institute of Bio-Organic Chemistry of the Polish Academy of Sciences in July 2010 for further evaluation of the project.

The markets in which the Company competes are highly competitive. The Company continuously strives to make advances and compete based on forward-looking technology, superior performance and quality, and by identifying and developing products that will achieve competitive advantage.

Overview of Operating Results

Revenues for the third quarter of 2010 totaled $440,876. Royalties on sales of monoclonal antibodies were $394,439, a decrease from the $439,697 in monoclonal antibody royalties in the third quarter of 2009. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Total gross profit margin for the third quarter of 2010 and 2009 was 59% and 63%, respectively, of revenue.

Operating expenses for the three months ended September 30, 2010 decreased 47% as compared to the same period in 2009, primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010.

Net loss for the third quarter of 2010 was $251,059 as compared to a net loss of $1,250,816 for the third quarter of 2009. The decreased net loss is primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s principal sources of liquidity included cash and cash equivalents resulting from Company operations. Management believes its cash and cash equivalents and cash expected to be generated by its business activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with gaining regulatory approvals of its products currently in development or in connection with protecting its patents or defending against patent infringement litigation, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $3,341,899 for the nine months ended September 30, 2010 compared to net cash used by operating activities of $4,116,577 for the nine months ended September 30, 2009. The decrease is primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010. The Company expects to continue to use cash in operating activities and investments for the remainder of 2010.

Net cash used by investing activities totaled $408,397 for the nine months ended September 30, 2010 compared to net cash used by investing activities of $197,045 for the nine months ended September 30, 2009. The increase is due to the sale of $6,500,000 in investments, the issuance of a $6,800,000 in note and contractual rights receivable and the acquisition of an oil & gas lease interest.

Net cash used by provided by financing activities totaled $2,490,479 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $6,891 for the nine months ended September 30, 2009. The increase is due to the receipt of $3,000,000 in convertible debt net of financing fees paid.

Cash and cash equivalents decreased to $2,971,987 at September 30, 2010, from $4,231,804 at December 31, 2009, partially due to the note receivable disbursement of $1,800,000 and net cash used in operations.

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

Refer to Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2009, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;
•	Impairment of long-lived assets, including other intangible assets;
•	Income taxes;
•	Stock-based compensation

There have been no changes to Senetek’s critical accounting policies since December 31, 2009, the date of its last audited financial statements.

Results of Operations for the three months and nine months ended September 30, 2010 and 2009

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the September 30, 2009 Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2009.

Total revenues for the nine months ended September 30, 2010, were $1,355,090; a 5.5% decrease from total revenue of $1,434,709 for the nine months ended September 30, 2009. The decrease is principally attributed to decreased sales by Covance.

Total expenses for the nine months ended September 30, 2010, were $4,675,387; a decrease from total expenses of $4,726,194 for the nine months ended September 30, 2009. The decrease is principally attributed to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010, offset by $324,290 in exploration expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Expense Category
Payroll, benefits and consulting	$204,000	$551,000	$2,231,000	$1,446,000
Stock-based compensation expense	125,000	84,000	628,000	261,000
Advertising and marketing	—	351,000	78,000	829,000
Legal and other professional fees	38,000	80,000	292,000	271,000
Travel and related	42,000	116,000	157,000	385,000
Rent and office expenses	82,000	92,000	341,000	265,000
Insurance-liability	9,000	43,000	43,000	154,000
Depreciation and other non-cash expenses	—	3,000	2,000	5,000
Other	23,000	58,000	50,000	103,000
Total	$523,000	$1,378,000	$3,822,000	$3,719,000

For the three months ended September 30, 2010, administration, sales and marketing expenses decreased 62% primarily due to a decrease in salary, advertising and marketing, and travel that was related to the skincare line.

For the nine months ended September 30, 2010, administration, sales and marketing expenses were comparable to the same period in the previous year.

Interest Income and Expense

Interest income for the nine months ended September 30, 2010 has decreased $42,207 as compared to the same period in the prior year due to reduced cash and investment balances combined with reduced interest rates in the current year. Interest expense has increased $161,530 as compared to the same period in the prior year due primarily to financing expense and amortization of debt discount associated with the $3.0 million Secured Convertible Promissory Note from the March 10 transaction.

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

(b) Changes in Internal Controls.

There were no changes in Senetek’s internal controls over financial reporting during the quarterly period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SENETEK PLC
(Registrant)

Date: November 22, 2010	By:	/s/ J. P. RYAN
John P. Ryan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2010	By:	/s/ HOWARD CROSBY
Howard Crosby President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)