Form 10-K
period 2010-12-31
SENETEK PLC /ENG/
filed 2011-04-15
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-14691

SENETEK PLC
(Exact name of registrant as specified in its charter)
England	77-0039728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 New Orleans Court, Suite 1A Hilton Head, SC	29928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 418-6203

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

AMERICAN DEPOSITARY SHARES
(each American Depositary share represents
1 Ordinary share, pound sterling 0.40 par value)
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Item 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of $0.80 as of the close of business on June 30, 2010, was $6,154,5184.

As of March 31, 2011, the registrant had 15,883,508 ordinary shares outstanding, including 7,574,571 shares issued at March 31, 2011 represented by American Depositary shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORM 10-K

For The Fiscal Year Ended December 31, 2010

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements.” Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I
ITEM 1.  BUSINESS

Overview

Historically, Senetek PLC had been focused on the skincare and pharmaceutical businesses.  In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector.  Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio.  We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities. A further discussion of this transition follows below.

For detailed financial information, please consult our financial statements included in this Report.

Our corporate website, www.senetekplc.com, is currently under construction. During this construction, our Annual Report on Form 10-K for fiscal year 2010, our interim financial reports of Form 10-Q for fiscal year 2011, and other Securities and Exchange Commission (the “SEC”) filings may be obtained from us in electronic or paper format free of charge by writing us at Investor Relations, 51 New Orleans Court, Suite 1A, Hilton Head, SC 29928.

Unless the context otherwise requires, throughout this report, the words “Senetek PLC,” “the Company,” “we,” “us,” and “our” mean Senetek PLC and its consolidated subsidiaries.

Recent Developments

On March 16, 2011, we entered into a stock-for-stock exchange agreement (the “Exchange Agreement”) with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, Chester Mining Company, an Idaho Corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”), pursuant to which we issued ordinary shares in exchange for all of the outstanding shares of Iron Eagle. The closing occurred on March 17, 2011.  At the closing (i) we issued 5,500,000 ordinary shares to BPMI and 2,650,000 ordinary shares to CHMN, (ii) John Ryan, our Chief Executive Officer, was appointed as the sole director and officer Iron Eagle, (iii) John Ryan and Howard Crosby, our President and Chief Financial Officer, were appointed directors of CHMN, and (iv) John Ryan and Howard Crosby were appointed directors of BPMI. The shares of Iron Eagle acquired in the transaction were valued at $6,520,000.

Iron Eagle is a newly formed corporation which holds patented mining claims, consisting of approximately 294 acres located in Siskiyou County, California, known as the Grey Eagle Mine, and approximately 138 acres located in Lemhi County, Idaho.

March 2010 Transaction

In March 2010 (the “March 2010 Transaction”), we and DMRJ Group, LLC, a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York (“DMRJ”), entered into a Securities Purchase Agreement (the “March Purchase Agreement”), pursuant to which we issued and sold to DMRJ a Secured Convertible Promissory Note (the “Note”) in the principal amount of $3.0 million.  The Note bears no interest and is convertible at a conversion price of $1.25 per share at any time from inception to the fifth anniversary of the date of its issuance, at which time conversion is mandatory. Except in the event of a default or at our option, the Note is not repayable in cash.  Additionally, pursuant to the March Purchase Agreement, we issued a five-year warrant to purchase 1.8 million of our ordinary shares at an exercise price of $1.75 per share. As a result of the Transaction, DMRJ has effective control of us and our subsidiaries due to its rights to acquire our common stock.

On November 9, 2010, we and DMRJ amended the terms of the March Purchase Agreement and the Note to (i) reduce the conversion price of the Note from $1.25 per share to $0.70 per share (subject to further adjustment as set forth in the Note) and (ii) so long as the Note remains outstanding, if we enter into any subsequent financings on terms more favorable to an investor than the terms of the Note, as determined by DMRJ, then DMRJ may exchange the Note for the securities issued or to be issued in connection with such subsequent financing.  In connection with the amendments, DMRJ consented to the issuance of additional secured debt that would have otherwise been prohibited under the terms of the Note.

In connection with the March 2010 Transaction:

•
We terminated Frank J. Massino without cause as Chief Executive Officer, he resigned as Chairman of the Board of Directors and we paid him $1,286,874 in severance pursuant to his employment agreement.  We then retained Mr. Massino as a part-time consultant for a term of three years to assist us in the management of certain of our existing investments and interests, for which he was paid $360,000.  We also terminated William F. O’Kelly without cause as Chief Financial Officer and paid him $107,500 in severance pursuant to his employment agreement.  In addition, Rodger Bogardus resigned from the Board of Directors.

•
John P. Ryan was appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors.  Howard Crosby was appointed to succeed Mr. O’Kelly as Chief Financial Officer and was appointed to the Board of Directors and Dr. Wesley Holland was appointed to the Board of Directors. Two of members of the Board of Directors prior to the March 2010 Transaction, Anthony Williams and Kerry Dukes, remained members of the Board following the March 2010 Transaction.

•
All options to purchase our ordinary shares held by our officers and directors as of December 1, 2009 became immediately vested and the maturity date of each option was extended for five years.  Additionally, the exercise price of each option was amended to $1.25 per share.

Our new Board has decided to refocus us in the natural resources sector where our new management has the majority of its expertise and experience.  With this new focus, we have taken several steps in acquiring projects in both gold mining and in oil and gas exploration which are more fully described below.

Mineral Properties Operations

Relief Canyon Mine, Lovelock Nevada

In August 2008, Firstgold Corp., a Delaware corporation (“Firstgold”), Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and Lakewood Group, LLC (“Lakewood”) entered in a purchase agreement (the “Firstgold Agreement”) pursuant to which, among other things, Firstgold issued and sold to Platinum senior secured promissory notes in the aggregate principal amount of $9,607,200 (the “Platinum Notes”).  Additionally, pursuant to the Firstgold Agreement, Firstgold issued to Platinum a warrant to purchase up to 12.0 million shares of Firstgold’s common stock (the “Platinum Warrant”).  In December 2009, Platinum exercised its rights to cause Firstgold to purchase the Platinum Warrant (the “Put Right”).  Firstgold has failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Put Right as and when due, and has filed a petition in the United States Bankruptcy Court, District of Nevada, In re: Firstgold Corp. (Case No. BK-10-50215 gwz).   The Platinum Notes are secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine located near the town of Lovelock, NV. Additional detailed information on the Relief Canyon Mine, Firstgold and the existing bankruptcy case may be found at http://www.reliefcanyon.com.

In April 2010, we entered into a participation agreement with Platinum, pursuant to which we purchased a participation in the Platinum’s claims relating to (i) the aggregate principal amount outstanding under the Platinum Notes and related advances of $9.6 million, (ii) the accrued and unpaid interest in respect of the Platinum Notes and such related advances of $2.3 million and (iii) the amount owed by Firstgold to Platinum in respect of the exercise of the Put Right with respect to the Platinum Warrant of $3.6 million (collectively, the “Platinum Claims”), equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7.0 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.  As a result of (1) the issuance by Firstgold of senior secured promissory notes to Platinum and Lakewood pursuant to the Firstgold Agreement and (2) our purchase of 45% of the Platinum Claims, we hold a 35% interest in the Relief Canyon Mine assets.

The assets of the Relief Canyon Mine consist of the existing mineral resource, processing plant, crushing equipment, conveyors, and stackers, rolling stock, as well as permits and posted cash bonds.  Based upon a Canadian National Instrument 43-101 compliant prepared by an outside consultant, and an internally prepared financial model, we believe the Relief Canyon Mine has sufficient resources for at least three and one-half years of production at a rate of approximately 35,000 recovered ounces per year.  This mine life and production rate assumes the lease or other acquisition of the western extension of the ore body which is located on ground owned by Newmont Mining Corporation, Denver, Colorado and under leasehold to Victoria Gold Mines, Toronto, Ontario. The western extension of the ore body contains approximately 26,250 recoverable ounces of the estimated 134,750 recoverable ounces over the three and one-half year mine life.  In addition to the western extension of the ore body, we also believe that other nearby resources could be acquired on favorable terms and thus the mine life could be extended further beyond three and one-half years. Failure to acquire the western extension of the ore body would both shorten the mine life and complicate the anticipated mine plan.

The Relief Canyon Mine has all of the major permits needed to operate the existing processing plant. These are the Bureau of Land Management (“BLM”) – Plan of Operations, the Nevada Div. of Environmental Protection (“NDEP”) –Water Pollution Control Permit and NDEP – Reclamation Permit. All of these permits need to be amended to allow restart of the Relief Canyon Mine open pit and for new mining operations to occur. Relief Canyon Partners (as defined below) filed the Amended Plan of Operations with the BLM in August 2010 and filed the Amended Water Pollution Control Permit in September 2010. The amended Reclamation Permit will be filed once the review by NDEP and the BLM progress sufficiently to submit the detailed reclamation plan and bond cost estimate for the amended project.

Currently approximately $2.8 million of reclamation bonding is already in place for the project. Recent changes to how the bond requirement is calculated with respect to heap leach closure have occurred and the current bond will likely increase for closure of the current heap leach pads assuming no further material is added. The preliminary estimates for closure on the current pad once it is fully loaded is $4.5 million, and for the whole project, once all possible pads are fully loaded is $7.5 million. These numbers are reviewed by us every three years and may change over the life of the mine due to regulatory changes or for other technical reasons. Due to recent changes in the mine operations bonding requirements by the State of Nevada, we have calculated that approximately $4.5 million of bonding will be required to restart mine operations. Therefore, we anticipate that an additional $1.7 of bonding will be required prior to mine start-up, of which we would be responsible for approximately $595,000.

Bankruptcy Court Process

Firstgold filed bankruptcy under Chapter 11 as debtor-in-possession on January 27, 2010 and obtained a small amount of Debtor-in-Possession (“DIP”) financing from its secured creditors, Platinum and Lakewood. This DIP financing was sufficient to fund Firstgold until the end of April 2010 at which point Firstgold ran out of operating capital and no further DIP financing funds were available. As a result, on April 21, 2010, the Bankruptcy Court awarded the secured creditors operatorship of the Relief Canyon Mine in order to preserve the security and maintenance of the on-site assets.  The secured creditors, which include us as a result of our participation agreement with Platinum, formed Relief Canyon Partners LLC, a Colorado Limited Liability company, to be the operating entity at the project.

Relief Canyon Partners is managed by a three person operating committee consisting of Mark Mueller (from Platinum/Lakewood), John P. Ryan, our Chief Executive Officer, and Eric Klepfer.  Mr. Klepfer is an outside independent contractor who specializes in the mining sector and specifically in mine permitting, environmental permitting and general compliance.  Mr. Klepfer was named the Operating Manager for Relief Canyon Partners and has been directly managing the project since April 21, 2010.

Relief Canyon Partners has maintained a small administrative office in Lovelock, NV where an administrative assistant and one engineer are employed.  In addition, there are four personnel at the mine and process facilities providing care and maintenance services for the project

Funding for Relief Canyon Partners initially came from Platinum, Lakewood and us on a basis proportional to each of their and our interest. In June 2010, with Bankruptcy Court approval, Relief Canyon Partners sold an excess piece of drilling equipment along with associated drill pipe and support vehicles for $978,750. Following this sale, we were reimbursed $141,426 for our previous advances for working capital. Since then, we have continued to make advances to Relief Canyon Partners for working capital. As a result, as of the end of December 2010, we had advanced $221,220 to Relief Canyon Partners to cover payrolls and other expenses. The net receivable due at December 31, 2010 is $79,794.

In addition to operating the Relief Canyon Mine project, Relief Canyon Partners had actively marketed the project to other potential buyers. This was a requirement imposed by the Bankruptcy Court and also was a requirement of the other secured creditors whose goal is to eventually sell their interest in the project for cash or other liquid assets.  In February 2011, Canarc Resources Corporation declined to exercise its option to purchase the Relief Canyon Mine and mill assets.  As a result, the backup bid submitted by Platinum on behalf of Platinum, Lakewood and the Company is the only remaining bid offered to secure ownership of all the Relief Canyon assets. Platinum, Lakewood and the Company have a period of 15 months from the date of the end of the bid process to finalize the transfer of the Firstgold assets to Platinum, Lakewood and the Company.

We plan to obtain the final permits for the mine and to place the mine into production, to acquire additional property around the mine, to conduct both confirmatory and exploratory drilling to refine the definition of the mineral resources at the mine, and, through drilling, to expand the known resources at the mine.

We intend to enter into a joint venture arrangement with Platinum and Lakewood.  The ownership interest in the joint venture will be proportional to the respective parties interest in the Firstgold secured notes. We expect that we will be the operator of the Relief Canyon Mine and that there will be an operating committee comprised of representatives from the Company as well as Platinum and/or Lakewood. We, Platinum and Lakewood are in the process of formulating and adopting the formal operating agreement and other governing documents for the operation of Relief Canyon Partners.

Iron Creek Project, Salmon, Idaho

Subsequent to year end, we acquired 100% ownership of Iron Eagle in March 2011. As a result of the acquisition, Iron Eagle is our wholly-owned subsidiary. Iron Eagle owns a mineral property called the “Iron Creek Project” consisting of seven patented mining claims of approximately 140 acres in Lemhi County, and about 26 miles southwest of the town of Salmon, Idaho. Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. We plan to conduct drilling and sampling work on this property to further refine the mineral resources which have been identified by past exploration at this project.

Gray Eagle Copper Mine, Happy Camp, California

Iron Eagle also owns a mineral property called the Gray Eagle Copper Mine which is a past producer of significant amounts of both copper and gold, consisting of approximately 344 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California. Major production of valuable metals occurred during two different periods at Gray Eagle. Newmont Mining produced significant copper at the property in the 1940’s and Noranda Mining produced significant gold at the property in the 1980’s.

In the early 1990’s, a feasibility study was completed by Siskon Corporation which was reviewed by a major U.S. based mineral consulting firm which concluded that an economic resource of just over 1.1 million tons of ore grading 2.59% copper and .027 ounces per ton gold using a 3.3 to 1 strip ratio, a copper cutoff grade of 1%, and recovery factors of 90% on copper and 30% on gold. We intend to confirm this resource and undertake additional drilling to further refine the mineral resources which have been identified by past work at this project, and to explore for undiscovered possible deposits in the area.

Oil and Gas Operations

Working Interest, Dawson County, Texas

In May 2010, we entered into a participation agreement (the “SDX Participation Agreement”) with SDX Resources, Inc (“SDX”) pursuant to which we purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the lessee of record, for $108,397. Under the SDX Participation Agreement, we will pay 20% of the actual cost to casing point of the initial test well, and, if necessary, the cost to plug and abandon it as a dry hole.  Additionally, we will pay 17.647059% of the actual cost to casing point of the second test well, and, if necessary, the cost to plug and abandon it as a dry hole.

Contemporaneously with the SDX Participation Agreement, an Operating Agreement was executed naming Breck Operating Corp. as the operator of all operations and other activities conducted on the Subject Leases.

In September 2010, drilling commenced on the initial test well (Riggin #1) and in November 2010, the well was completed for production and achieved commercial production.  The well was completed in the Mississippian formation, which was the lowest of the targeted production horizons, and after initial production rates in the 50-70 barrel per day ranges, has leveled off at a steady production rate of approximately 30 barrels per day, with virtually no water cut.  In December, 2010, drilling commenced on the second test well (the McCarty #1). In March 2011, Breck Operating Company, in consultation with all of the partners in the well, decided to complete a section of the well in the Mississippian formation where electric logs indicated excellent porosity and permeability. The McCarty well is awaiting an initial production test. As of December 31, 2010, $543,965 was spent pursuant to the Participation Agreement.

Prospective Oil & Gas Leases in Indiana and Ohio

In the second quarter of 2010, we began investigating acquiring leaseholds prospective for oil and gas in Indiana and Ohio in the historic Trenton field. To date we have not acquired any leaseholds and are still in the process of investigating the region and favorable potential locations.

Legacy Skincare and Pharmaceutical Assets

Our legacy assets can be divided into the Skincare segment and the Pharmaceutical Segment.

Skincare Segment

Pursuant to an Asset Purchase Agreement, dated March 10, 2010 (“Asset Purchase Agreement”), Skinvera LLC, a company wholly owned by Frank J. Massino, our former Chairman and Chief Executive Officer (“Skinvera”), purchased all assets and assumed all existing liabilities of our skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million secured promissory note which bears interest at 6% per annum and is due on the seventh anniversary of its date of issuance.  The Asset Purchase Agreement provides that Skinvera will pay us royalty payments based on 5% of net direct sales of skincare products and 10% of net skincare royalties, up to a maximum of $5 million.  In April 2010, we and Skinvera entered into an amendment to the Asset Purchase Agreement providing that in the event of a transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Skinvera (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Skinvera, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), we will be entitled to receive (1) 50% of the after-tax purchase price paid to the Skinvera if such sale occurs on or before March 10, 2011 or (2) 25% of the after-tax purchase price paid to the Skinvera if such sale occurs between March 10, 2011 and March 10, 2012.

As of result of the transactions described above, our Skincare segment consists of two products: Kinetin, which is our first generation cytokinin, and Zeatin, Kinetin’s analog product.  By the Spring, 2007, we had licensed Kinetin to 10 separate companies in various channels of distribution and geographies. We had also licensed Zeatin exclusively to Valeant Pharmaceuticals International (“Valeant”) of Costa Mesa, CA.  On March 30, 2007, we terminated our existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, we granted Valeant a paid-up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which we were a party, in return for a cash payment of $21.0 million, a waiver of $6.0 million in future marketing credits we otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011. We do not intend to renew the License Acquisition Agreement.

Pharmaceutical segment

Diagnostic Monoclonal Antibodies

In 1995, we entered into a license agreement with the Research Foundation for Mental Hygiene (“RFMH”), an agency of the State of New York, under which we granted exclusive rights to certain of RFMH’s cell lines capable of producing monoclonal antibodies for research on various diseases including Alzheimer’s Disease. The license was to expire 10 years from inception as to the cell lines originally covered and, as to cell lines subsequently added to the license, 10 years from their inclusion. Until mid 2000, we marketed these cell lines to major pharmaceutical companies, but in that year it decided to enter into an agreement for the remaining term of the RFMH license with Signet Laboratories, Inc. (“Signet”), a leading medical diagnostic and research company, under which Signet assumed the marketing of these monoclonal antibodies and development of new antibodies and assays based on the cell lines covered by the RFMH license, with the Company to receive percentages of Signet’s net sales, subject to certain minimum royalty guarantees, and the Company to remit a portion to RFMH in accordance with the terms of its license.

In May 2004, we entered into an interim extension of our agreement with RFMH and in April 2005, we entered into a further amendment of the agreement with RFMH under which the licenses on all existing cell lines and any new cell lines were extended through July 2011, subject to renewal, on substantially the same terms with a guaranty of royalty receipts to RFMH of $430,000 per year through the new term of the license. In connection therewith, we entered into a new agreement with Signet, effective as of April 1, 2005 for its continued manufacture, marketing and sale of all monoclonal antibodies produced from the cell lines licensed by RFMH on revised royalty terms but subject to a guaranty that our net revenue from such sales would not be significantly less than under the original agreement, for the term of the new agreement.

In May 2006, we agreed to assign the Signet agreement to Covance Antibody Services, Inc. (“Covance”) in conjunction with Covance’s acquisition of Signet.

Under our agreement with Covance, we are entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter in order for Covance to remain the exclusive distributor. Should Covance not attain their minimum sales goal of $1,880,000, it has the right to cure by making a payment to us in the fourth quarter in the amount equal to 33% of the amount by which Covance’s net sales are less than $1,880,000. In any case, we are entitled to a minimum in total payments from Covance of $860,000 per year. Under our license agreement with RFMH, RFMH is entitled to receive from us 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000. In 2010 and 2009, Covance exceeded their minimum sales goal and the Company met its annual minimum to RFMH.

We do not expect RFMH will renew its license agreement with us.  As a result, we expect all payments from Covance will cease on July 11, 2011.

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

Unlike many other ED therapies, Invicorp® has no known contraindications. Other significant advantages include: rapid onset of erection after stimulation—typically within two-to-five minutes; the ability to induce an erection up to 2 1/2 hours after administration with natural termination of an erection after ejaculation, as well as efficacy in the treatment of organic ED. Invicorp® is self-administered using a refillable syringe a novel, yet uncomplicated, disposable drug delivery system, Reliaject ® , in each case using a super-fine 30 gauge needle for ease of administration (not possible with existing injectable therapies).

In a study released in 2002 of treatment options for Erectile Dysfunction, Decision Resources, Inc., a company providing in-depth research on trends, emerging developments, and market potential in various healthcare industry sectors, indicated the medical community’s enthusiasm for Invicorp® . Among the findings, the study showed that intracavernous injection therapies will continue to be the most effective second-line treatments for moderate-to-severe ED (after oral therapies have been attempted and for patients for whom oral therapies are contraindicated, such as diabetics and hypertension sufferers). Based on physician enthusiasm, the treatment’s high therapeutic index and advantages over current oral therapies, the study predicted that Invicorp® could become the alternative therapy of choice.

Invicorp® could capture a significant share of the moderate-to-severe ED market and become the therapy of choice for second-line ED treatment. Invicorp® is also expected to become first-line treatment for those with diabetes, heart disease and severe organic ED.

In June 2004, we entered into an exclusive license with Ardana Bioscience Ltd, a London Stock Exchange traded specialty pharmaceuticals company dedicated to improving reproductive health, for Ardana to manufacture and market Invicorp® in the European Union and European Free Trade Area.

Invicorp® was approved for marketing in Denmark in December 2006 under the European Mutual Recognition Procedure (“MRP”) and Ardana began commercial sales of Invicorp® in Denmark and an effort to seek national marketing approvals throughout Europe.

Effective June 27, 2008, the license with Ardana was terminated pursuant to our contractual rights, precipitated by Ardana’s entry into voluntary administration. All rights to manufacture and market Invicorp® in the European Union and European Free Trade Area reverted back to us along with rights with respect to the manufacture and marketing of Invicorp® in other world markets.

A new batch of Invicorp® was produced at the end of July 2010 in Germany. The batch has passed quality testing and is ready for release into the market. New central warehouse and wholesale dealer arrangements have been put in place for licensed product supply in Denmark. Also, we are in the final stages of arranging storage and supply arrangements for “named patient” supply in the UK.  We are also planning to develop named patient supply in the Nordic Counties and Central Europe.  We intend to bring the major population centers of the UK and Germany with significant ED demographics into the classification of MRP as Concerned Member States.  Medical evidence has been presented and strongly suggests that reversible ED following radical prostatectomy (“RP”) is a medically plausible subset of ED. Our goal is to ensure that Invicorp® is properly developed and marketed so that it reaches this target population.

We are currently in active discussions with a potential European based partner to manage Invicorp® in Europe, assist us with additional regulatory approvals, and also market and sell our current inventory of the product.

Drug Delivery Technology

We developed and patented Reliaject ® , a unique auto-injector which employs an ultra-fine gauge needle, preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance on the patient’s technique for accuracy and safe delivery. Reliaject ® can be adapted for self-administration of a broad range of parenteral drugs including epinephrine, the leading therapeutic agent for the treatment of anaphylaxis, a severe allergic reaction that occurs in response to food, insect venom or medication.

We believe that the greater ease of use and patient comfort associated with Reliaject ® provides competitive advantages over Epipen ® , the leading autoinjector currently marketed for anaphylaxis, accounting for sales of over $250 million a year in North America alone. Reliaject ® is well suited to other injectable therapies including our Invicorp® for the treatment of ED. We have entered into a partnership with Ranbaxy Pharmaceuticals Inc., for the commercialization of Reliaject ®.

In March 2006, we sold to Ranbaxy Pharmaceuticals Inc. all of our patents, trademarks and automated manufacturing equipment for the Reliaject ® device. We received a down-payment of $500,000 and under the terms of the sale agreement, we are to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In January 2011, we entered into an agreement with Ranbaxy pursuant to which we have the option to repurchase all of the patents, trademarks and automated manufacturing equipment sold to Ranbaxy in March 2006.

We are actively seeking a new partner to develop Reliaject® which will provide the funding to buyout Ranbaxy in accordance with the terms of the January 2011 agreement, and also provide funding to gain approval for the product to be marketed both in the United States and worldwide.

Marketing and Manufacturing

Oil and Gas

The products that the operator intends to market - oil and natural gas products - are commodities purchased by many distribution and retail companies. Crude oil can be sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline.

The operations produce only de minimus oil or gas products for market at this time and the operator will have to consider the economics of constructing a oil and natural gas pipeline to transport energy produced from the lease in Dawson County, Texas in the event commercial quantities of natural gas are determined to exist.

Skincare and Pharmaceutical Assets

The majority of our skincare segment, with the exception of Kinetin and Zeatin, was sold to Skinvera LLC on March 10, 2010. Kinetin is our first generation cytokinin and Zeatin is Kinetin’s analog product. By the spring of 2007, we had licensed Kinetin to 10 separate companies in various channels of distribution and geographies. Under the License Acquisition Agreement with Valeant, we granted Valeant a paid-up license for our Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which we were a party, in return for a cash payment of $21 million, a waiver of $6 million in future marketing credits we otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011.

With regard to our ED medication, Invicorp® the active ingredients, VIP and PMS, are currently available from suppliers in quantities believed to be adequate for its manufacture in Germany and eventual distribution and sale. These suppliers have developed synthetic production methods that are included in the product marketing application updates with regulatory authorities in Europe. Management believes that, should these suppliers become unavailable or unable to supply in required volumes, alternative sources of approvable supplies are available, although we could experience regulatory delays associated with qualifying the new active ingredient manufacturers. There is only one manufacturer qualified to produce Invicorp®, however management believes the risk is low that we will be unable to manufacture, distribute and sell Invicorp® .

In conjunction with a potential new partner with which we are currently in discussions, we are in the final stages of arranging storage and supply arrangements with the sole manufacturer for “named patient” supply in the UK.  We are also planning to develop named patient supply in the Nordic Counties and Central Europe.  We intend to bring the major population centers of the UK and Germany with significant ED demographics into the classification of Mutual Recognition Procedure (“MRP”) as Concerned Member States. We plan to start production of commercial and named patient supplies in Germany for further testing and development in Denmark and the UK.

Covance Antibody Services Inc. manufactures and sells the monoclonal antibodies produced from the cell lines licensed to us. This agreement will terminate on July 11, 2011.

Competition

Oil and Gas

The oil and natural gas businesses are highly competitive.  Competition is particularly intense to acquire desirable producing properties, to acquire oil and natural gas exploration prospects or properties with known reserves, suitable for enhanced development and production efforts, and to hire qualified and experienced human resources.  Our competitors include the major integrated energy companies, as well as numerous independent oil and gas companies, individual proprietors, and drilling programs.  Many of these competitors possess and employ financial and human resources substantially greater than ours. Our competitors may also have a superior capability for evaluating, bidding, and acquiring desirable producing properties and exploration prospects.

Mining

We also face significant competition in our mining business.  Competition is particularly intense to acquire mineral prospects and deposits suitable for exploration and development, to acquire reserves, and to hire qualified and experienced human resources.  Our competitors in mineral property exploration, acquisition, development, and production include the major mining companies in addition to numerous intermediate and junior mining companies, mineral property investors and individual proprietors. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States and other areas where we may conduct exploration activities.

Competition in the industry is not limited to the acquisition of mineral properties, but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital for the purpose of funding such exploration and development. Many competitors not only explore for and mine, but conduct refining and marketing operations on a world-wide basis.  Such competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation, financial condition and cash flows.

Skincare and Pharmaceutical Assets

Our current revenue is derived from agreements for the manufacture and sale of monoclonal antibodies used in research. Regarding our ED product, Invicorp®, assuming necessary marketing approvals are obtained; we or our commercial partners will compete directly with other companies having established ED injectable products in the marketplace, including Pfizer, Schwarz Pharma, and Vivus, which market Caverject ® , Edex ® and Muse ® , respectively. However, although management believes Invicorp® offers advantages over these therapies including a favorable side effect profile, high level of efficacy in organic ED, natural erection and termination, and shorter time to onset. Pfizer, the manufacturer of the oral sildenafil product Viagra ® , and two other recent market entrants, Eli Lilly’s Cialis ® and Bayer/GlaxoSmithKline’s Levitra ® , control the bulk of the ED therapy market, which currently represents in excess of 92% of the worldwide ED market. However, we consider Invicorp® to be complementary to, rather than competitive with, these oral therapies as it addresses the needs of patients for whom the oral therapies are contraindicated, not effective or not well-tolerated. Reliaject ® is the proprietary autoinjector technology and we compete with King Pharmaceuticals’ Epipen ® , the leading autoinjector currently marketed for anaphylactic shock. The monoclonal antibody market is diverse and fragmented throughout the world and the monoclonal antibodies sold by any one source, including Covance, represent a very small percentage of the total market.

The life science industry, including biopharmaceutical, pharmaceutical and cosmeceutical industries is highly competitive. We compete and will continue to compete with research and development programs at biotechnology, biopharmaceutical, pharmaceutical and cosmeceutical companies, as well as academic institutions, government agencies and public and private organizations throughout the world. Virtually all of its existing or potential competitors have substantially greater financial, technical and human resources than ours. Our commercial competitors have the capability and resources to develop or acquire and market products that compete with its existing and planned products, and the timing of the market introduction of its own and its competitors’ products will be important competitive factors affecting its future results.

We cannot predict the extent to which any of the development stage pharmaceutical products will become commercially viable. Assuming that these products are approved for sale in a sufficient number of countries in which approvals are sought, management believes that competition for Invicorp® will be based, among other things, on product efficacy, ease of administration, convenience, speed of onset and third party reimbursement, while competition for Reliaject ® will be based, among other things, on price, entry into additional therapeutic categories and marketing acumen. Our competitive position and ability to remain viable in the future also will depend upon its ability to contract for effective and productive research and attract and retain qualified personnel to develop and effectively exploit the results of such research. We expect competition to intensify in all fields in which we are involved.

Government Regulation

Oil and Gas and Mining

We are required to obtain licenses and permits from various governmental authorities.  We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, byproducts thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment. As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Skincare and Pharmaceutical Assets

General

The research, pre-clinical development, clinical trials, manufacturing and marketing of the pharmaceutical products are subject to extensive regulation, including pre-marketing approval requirements, of the FDA and equivalent foreign regulatory agencies. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources. Many products ultimately do not reach the market because of toxicity or lack of effectiveness as demonstrated by required testing. Furthermore, regulatory agencies may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. In addition, there can be no assurance that this regulatory framework will not change or that additional regulations will not arise at any stage during product development that may affect approval, delay an application, or require additional expenditures. Accordingly, we cannot assure that the regulatory requirements for the commercialization of Reliaject ® and Invicorp® will be completed successfully within any specified time period, if at all, or that pre-marketing approvals will be granted.

The business comprising our skincare and dermatological therapeutic products does not currently include any prescription drugs and therefore is generally not subject to pre-marketing approval. However various statutes and regulatory restrictions apply to this business in the United States and most other countries.

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

Product Approval—Other Countries

Marketing of pharmaceutical products in other countries requires regulatory approval from the notified bodies in each particular country. The current approval process varies from country to country, and the time to approval may vary from that required for FDA approval, although the review of clinical studies by regulatory agencies in foreign jurisdictions to establish the safety and efficacy of the product generally follows a similar process to that in the United States. Similarly, non-pharmaceutical products generally are not subject to pre-marketing approval requirements in foreign countries although they are regulated in a manner similar to the United States and, in the case of certain countries such as Japan, such products may require reformulation to remove ingredients (such as certain preservatives) not considered acceptable by the particular country.

Invicorp® was approved for marketing in Denmark in December 2006 under the MRP. Following Denmark’s approval of the MRP dossier for Invicorp® and release of translated copies to those Member States selected to receive it, such Member States had a period of review and comment upon the dossier, following which each State may grant or withhold marketing authorization or impose conditions or limitations upon such authorization.

Effective June 27, 2008, Ardana’s license was terminated pursuant to our contractual rights, precipitated by Ardana’s entry into voluntary administration. All rights to manufacture and market Invicorp® in the European Union and European Free Trade Area reverted back to us along with rights with respect to the manufacture and marketing of Invicorp® in other world markets. We are currently seeking a new partner for the European Union and European Free Trade Area.

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

Intellectual Property

We rely on a combination of patents, trade secrets, trademarks and confidentiality agreements to protect our business interests. We believe that patents are of material importance to the success of our business model and that trademarks are also of significance. Our strategy is to consider new products and compounds only if they are patentable and to file patent applications to protect inventions and improvements considered important to the development of its business in the principal countries where protection from manufacture or marketing of infringing products is commercially warranted. As of December 31, 2009, We held 89 issued patents and 1 pending patent applications, comprised of patents covering certain combinations of active ingredients for the treatment of ED, granted in 34 countries, patents for the class of cytokinins including Kinetin and Zeatin for ameliorating the effects of aging on skin, granted in 31 countries and pending in one other country, patents for such cytokinins for ameliorating the effects of hyperproliferative skin diseases, including psoriasis, granted in 16 countries, and 22 pending patent applications for composition of matter and use in skin treatment for the class of cytokinins including Pyratine-6™, Pyratine XR™ and other pipeline compounds. As a result of the March 2010 Transaction, the 22 pending patent applications relating to Pyratine-6™ and Pyratine XR™ were transferred to Skinvera LLC.

Upon our board and management assuming control of us in March 2010, and because of our new focus on the natural resources sector, we have begun a process of reviewing and reducing the number of countries in which we would maintain our patent status for our products. This review is based on the cost of maintaining the patents, the likelihood that the patent protection offered in each country would have a material impact on the viability of the product in that country, and finally, the likelihood that the product would be registered, sold, and marketed in that country.

It is noted that patents, including those for pharmaceuticals and skincare ingredients, generally involve complex legal and factual issues. In the United States, for example, the first inventor to conceive and document a novel invention is generally entitled to patent it, even if another person who subsequently conceived the invention was the first person to file a patent application on it. This issue of priority of invention may be further complicated by the fact that patent applications in the United States are not published until 18 months after filing. Accordingly, a patent-holder may be subject to interference proceedings in the U.S. Patent and Trademark Office (“PTO”) long after the patent was issued based upon another party’s claim of earlier invention. Furthermore, as only novel and unobvious inventions are patentable, a patent-holder may be subject to proceedings in federal court attacking the validity of the patent based on alleged obviousness in view of the “prior art”, or on alleged improprieties in prosecuting the patent in the PTO. Issues of novelty and abuse of patent also may arise under the laws of most foreign countries in which we hold patents or have filed patent applications. We have successfully defended against claims of invalidity and unenforceability of our patents covering Kinetin and Zeatin. However, while we believe that our patents are valid and enforceable, there can be no assurance that if, in the future, we must enforce any one or more of our patents, or such patents are challenged by a third party, such patents ultimately would be upheld. Similarly, while management believes that our products do not infringe the valid claims of any third party’s patents, there can be no assurance that it would prevail if a third party sought to enforce its patent against us by a suit for an injunction or damages.

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

Employees

As of December 31, 2010, we had four full-time employees, comprised of two employees at our corporate office in Hilton Head, SC, one employee at our accounting office in Spokane, Washington, and one employee in Walla Walla, Washington

Status as a Passive Foreign Investment Company

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

Based upon advice from its outside professional tax advisors, we have determined that we were a PFIC during 2010 and 2009.

A detailed discussion of the implications of our status as a PFIC for U.S. holder of shares or ADSs is included in this Report under Item 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Passive Foreign Investment Company Considerations .

U.S. shareholders should consult their tax advisers concerning the U.S. federal income tax consequences of holding shares or ADSs in the Company. Depending upon the circumstances, a U.S. Holder that owns shares or ADSs during any year that the Company is a PFIC may need to file IRS Form 8621.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.  PROPERTIES

Executive Offices

Our executive offices are located at 51 New Orleans Court, Suite 1A, Hilton Head, SC 29928. Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

Relief Canyon Mine

In April 2010, we entered into a participation agreement with Platinum, pursuant to which we purchased a participation in the Platinum’s Claims, equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7.0 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.  As a result of (1) the issuance by Firstgold of senior secured promissory notes to Platinum and Lakewood pursuant to the Firstgold Agreement and (2) our purchase of 45% of the Platinum Claims, we hold a 35% secured interest in the Relief Canyon Mine assets.

The assets of the Relief Canyon Mine consist of the existing mineral resource, processing plant, crushing equipment, conveyors, and stackers, rolling stock, as well as permits and posted cash bonds.

Oil and Gas Property

In May 2010, we entered into the SDX Participation Agreement pursuant to which we purchased a 15% working interest in the Subject Leases of which SDX is the lessee of record, for $108,397. Under the SDX Participation Agreement, we will pay 20% of the actual cost to casing point of the initial test well, and if necessary, the cost to plug and abandon the initial test well as a dry hole. Additionally, we will pay 17.647059% of the actual cost to casing point of the second test well, and, if necessary, the cost to plug an abandon it as a dry hole. In September, 2010, drilling commenced on the initial test well (Riggin #1) and in December, 2010, drilling commenced on the second test well (the McCarty #1) A decision was made in March of 2011 by Breck Operating Company, in consultation with the participants, to complete a zone in the Mississippian formation of the McCarty well. As of the date of this document, the well is awaiting the installation of a pump to conduct an initial production test.

We have not since the beginning of our most recently completed fiscal year, filed any annual estimates of proved oil and gas reserves with any federal agencies. As at December 31, 2010, we had a 15% working interest in two wells in the Dawson County, Texas.

As of March 31, 2011, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

ITEM 3.  LEGAL PROCEEDINGS

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against us in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission. We do not believe the claim has any merit and intend to defend the claim vigorously. We are not a party to any other material pending legal proceedings.

ITEM 4.  RESERVED

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our ordinary shares. Our American Depositary Share, each representing one ordinary share and evidenced by one ADS, are quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the symbol “SNKTY.” Trading of the ADSs in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The depositary for these ADSs is The Bank of New York. The high and low bid prices for the ADSs for the periods listed below are as follows:

Fiscal Year Ended December 31, 2010

Fiscal Period	High	Low

First Quarter	$1.24	$0.70
Second Quarter	1.20	0.68
Third Quarter	0.77	0.57
Fourth Quarter	1.00	0.58

Fiscal Year Ended December 31, 2009

Fiscal Period	High	Low

First Quarter	$1.40	$0.87
Second Quarter	1.40	1.01
Third Quarter	1.40	1.05
Fourth Quarter	1.51	1.05

As of March 31, 2011 there were 15,883,508 ordinary shares outstanding and 206 holders of record of ordinary shares, one of which is the Bank of New York which holds ADSs representing 7,574,571 ordinary shares. The closing bid prices of our ADSs on March 31, 2011, were a high of $0.76 and a low of $0.75.

Dividends.     Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. On December 16, 2008, shareholders approved a reclassification of share premium to accumulated deficit for the UK Company. This reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On January 21, 2009, the reclassification was confirmed by the English High Court. Effective with this confirmation, we may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

We have not paid, nor do we currently anticipate the payment of, any cash dividends on the ordinary shares. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Taxation

The following discussion describes the material US Federal income tax and UK tax consequences of the purchase, ownership and disposition of our shares or ADSs (evidenced by American Depositary Receipts (“ADR”)) for beneficial owners:

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

We believe, based on our existing operations and assets, that the Company was a PFIC for 2009 and 2010.

A U.S. Holder of shares or ADSs while the Company is a PFIC (because either the Company was a PFIC in 2009 or 2010 or the Company previously was a PFIC during the period that such U.S. Holder held shares or ADSs) may be subject to adverse tax consequences upon the sale, exchange or other disposition of shares or ADSs, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs.  If the Company were classified as a PFIC, a direct (and in certain cases, indirect) the adverse tax consequences to a U.S. Holder under the PFIC rules include:

(a)  “Excess distributions” by the Company are subject to special rules.  An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year.  Distributions with respect to our shares or ADSs made to a U.S. Holder that are excess distributions must be allocated ratably to each day of the U.S. Holder’s holding period.  The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year.  The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)  The entire amount of any gain realized upon the sale or other disposition (such as certain gifts, exchanges pursuant to a corporate reorganization or pledges as security for a loan) of our shares or ADSs will be treated as an excess distribution made in the year of sale or other disposition.  As a consequence, such gain realized will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge.

These adverse tax consequences described above will not apply, however, if (i) a U.S. Holder timely filed and maintained (and in certain cases, continues to maintain), or timely files and maintains, as the case may be, a qualified electing fund (“QEF”) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings; (ii) the U.S. Holder timely made or makes, as the case may be, a mark-to-market election; or (iii) a U.S. Holder is eligible to make a “deemed sale” election, and timely does so, as described below.

QEF Election

Generally, a QEF election, on U.S. Internal Revenue Service (“IRS”) Form 8621, should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds shares or ADSs, and (ii) the Company was a PFIC (the “first PFIC year”).  A U.S. Holder that timely makes a valid QEF election for first PFIC year generally will include in gross income for a taxable year (i) as ordinary income, such U.S. Holder’s pro rata share of the Company’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such U.S. Holder’s pro rata share of the Company’s net capital gain for the taxable year.

The QEF election is only available with respect to a PFIC which provides U.S. Holders with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations (the “PFIC annual information statement”).  We intend to provide PFIC annual information statements for the 2010 and 2009 tax years on our website once our new website is completed.  Accordingly, U.S. Holders who wish to make a QEF election for the year ended December 31, 2010, should plan on filing an extension for their U.S. federal income tax returns in order to allow time for us to provide the PFIC annual information statement and time for their tax advisors to incorporate this information.  We expect to provide PFIC annual information statements for any future tax years in which the Company will be classified as a PFIC.

Deemed Sale Election

If a U.S. holder held shares or ADSs in a year(s) in which we were a PFIC but had not made a QEF election covering such year(s), such U.S. holder may make a QEF election and “purge the PFIC taint” by making a deemed sale election in conjunction with the QEF election.  If such a deemed sale election is made with respect to shares or ADSs of the Company, the electing U.S. Holder would be deemed to have sold such shares or ADSs at their fair market value, and any resulting gain from the deemed sale would be taxed as an excess distribution.  The basis of the shares or ADSs would be increased by the gain recognized, and a new holding period would begin for the shares or ADSs for purposes of the PFIC rules.  The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of in the shares or ADSs for which the deemed sale election is made.

We believe that there may not be adverse tax consequences to most U.S. Holders who make a deemed sale election for either 2009 or 2010 because of the depressed price of our shares or ADSs during 2009 and 2010.  However, the rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company.

Mark-to-Market Election

If we are a PFIC and our shares or ADSs are “marketable”, a U.S. Holder may elect to mark our shares or ADSs to market on annual basis.  If a U.S. Holder makes a mark-to-market election with respect to “marketable” shares or ADSs, the U.S. Holder would recognize as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of our shares or ADSs and the U.S. Holders adjusted tax basis in our shares or ADSs.  Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years.  We do not believe that our shares or ADSs currently qualify as “marketable” for this purpose because the OTC Bulletin Board, on which our shares or ADSs are currently traded, is likely not a “qualified exchange” under current Treasury regulations.

PLEASE BE ADVISED THAT EACH U.S. HOLDER MUST MAKE AN INDIVIDUAL DETERMINATION AS TO WHEN AND WHETHER TO MAKE ANY OF THE ABOVE ELECTIONS AND THE CONSEQUENCES THEREOF.  ACCORDINGLY, WE ARE UNABLE TO PROVIDE A US HOLDER SPECIFIC ADVICE IN THIS REGARD AND EACH U.S. HOLDER IS STRONGLY URGED TO CONSULT HIS OR HER OWN TAX ADVISER.

Form 8621

Under recently enacted legislation, effective March 18, 2010, if a U.S. Holder owns shares or ADSs during any year that we are a PFIC, such must annually file IRS Form 8621 (or successor form) providing such information as the IRS may require, whether or not a QEF Election or a mark-to-market election is made.

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

Taxation of Dividends

We have not included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs for the payment of dividends as we do not currently anticipate the payment of, any cash dividends. The decision whether to pay, and the amount of any dividends, will be based, among other things, upon our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is empowered to declare interim dividends. Effective January 21, 2009, the English High Court confirmed the reclassification of share premium to accumulated deficit for the UK Company, as approved by the shareholders on December 16, 2008. The reclassification, which has no effect on our equity or financial position, was undertaken to create distributable reserves.

ITEM 6—SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, Senetek PLC had been focused on the skincare and pharmaceutical businesses.  In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector.  Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio.  We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities. A further discussion of this transition follows below.

Recent Developments

On March 16, 2011, we entered into a stock-for-stock exchange agreement (the “Exchange Agreement”) with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, Chester Mining Company, an Idaho Corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”) pursuant to which we issued ordinary shares in exchange for all of the outstanding shares of Iron Eagle. The closing occurred on March 17, 2011.  At the closing (i) we issued 5,500,000 ordinary shares to BPMI and 2,650,000 ordinary shares to CHMN, (ii) John Ryan, our Chief Executive Officer, was appointed as the sole director and officer Iron Eagle, (iii) John Ryan and Howard Crosby, our President and Chief Financial Officer, were appointed directors of CHMN, (iv) John Ryan and Howard Crosby were appointed directors of BPMI. The shares of Iron Eagle acquired in the transaction were valued at $6,520,000.

Iron Eagle is a newly formed corporation which holds patented mining claims, consisting of approximately 294 acres located in Siskiyou County, California, known as the Grey Eagle Mine, and approximately 138 acres located in Lemhi County, Idaho.

March 2010 Transaction

In March 2010 (the “March 2010 Transaction”), we and DMRJ Group, LLC, a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York (“DMRJ”), entered into a Securities Purchase Agreement (the “March Purchase Agreement”), pursuant to which we issued and sold to DMRJ a Secured Convertible Promissory Note (the “Note”) in the principal amount of $3.0 million.  The Note bears no interest and is convertible at a conversion price of $1.25 per share at any time from inception to the fifth anniversary of the date of its issuance, at which time conversion is mandatory. Except in the event of a default or at our option, the Note is not repayable in cash.  Additionally, pursuant to the March Purchase Agreement, we issued a five-year warrant to purchase 1.8 million of our ordinary shares at an exercise price of $1.75 per share. As a result of the Transaction, DMRJ has effective control of us and our subsidiaries due to its rights to acquire our common stock.

On November 9, 2010, we and DMRJ amended the terms of the March Purchase Agreement and the Note to (i) reduce the conversion price of the Note from $1.25 per share to $0.70 per share (subject to further adjustment as set forth in the Note) and (ii) so long as the Note remains outstanding, if we enter into any subsequent financings on terms more favorable to an investor than the terms of the Note, as determined by DMRJ, then DMRJ may exchange the Note for the securities issued or to be issued in connection with such subsequent financing.  In connection with the amendments, DMRJ consented to the issuance of additional secured debt that would have otherwise been prohibited under the terms of the Note.

Mineral Properties Operations

Relief Canyon Mine, Lovelock Nevada

In August 2008, Firstgold Corp., a Delaware corporation (“Firstgold”), Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and Lakewood Group, LLC (“Lakewood”) entered in a purchase agreement (the “Firstgold Agreement”) pursuant to which, among other things, Firstgold issued and sold to Platinum senior secured promissory notes in the aggregate principal amount of $9,607,200 (the “Platinum Notes”).  Additionally, pursuant to the Firstgold Agreement, Firstgold issued to Platinum a warrant to purchase up to 12.0 million shares of Firstgold’s common stock (the “Platinum Warrant”).  In December 2009, Platinum exercised its rights to cause Firstgold to purchase the Platinum Warrant (the “Put Right”).  Firstgold has failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Put Right as and when due, and has filed a petition in the United States Bankruptcy Court, District of Nevada, In re: Firstgold Corp. (Case No. BK-10-50215 gwz).   The Platinum Notes are secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine located near the town of Lovelock, NV. Additional detailed information on the Relief Canyon Mine, Firstgold and the existing bankruptcy case may be found at http://www.reliefcanyon.com.

In April 2010, we entered into a participation agreement with Platinum, pursuant to which we purchased a participation in the Platinum’s claims relating to (i) the aggregate principal amount outstanding under the Platinum Notes and related advances of $9.6 million, (ii) the accrued and unpaid interest in respect of the Platinum Notes and such related advances of $2.3 million and (iii) the amount owed by Firstgold to Platinum in respect of the exercise of the Put Right with respect to the Platinum Warrant of $3.6 million (collectively, the “Platinum Claims”), equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7.0 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.  As a result of (1) the issuance senior secured promissory to Platinum and Lakewood pursuant to the Firstgold Agreement and (2) the our purchase of 45% of the Platinum Claim,  we hold a 35% interest in the assets of Firstgold.

The assets of the Relief Canyon Mine consist of the existing mineral resource, processing plant, crushing equipment, conveyors, and stackers, rolling stock, as well as permits and posted cash bonds.  Based upon a Canadian National Instrument 43-101 compliant prepared by an outside consultant, and an internally prepared financial model, we believe the Relief Canyon Mine has sufficient resources for at least three and one-half years of production at a rate of approximately 35,000 recovered ounces per year.  This mine life and production rate assumes the lease or other acquisition of the western extension of the ore body which is located on ground owned by Newmont Mining Corporation, Denver, Colorado and under leasehold to Victoria Gold Mines, Toronto, Ontario. The western extension of the ore body contains approximately 26,250 recoverable ounces of the estimated 134,750 recoverable ounces over the three and one-half year mine life.  In addition to the western extension of the ore body, we also believe that other nearby resources could be acquired on favorable terms and thus the mine life could be extended further beyond three and one-half years. Failure to acquire the western extension of the ore body would both shorten the mine life and complicate the anticipated mine plan.

The Relief Canyon Mine has all of the major permits needed to operate the existing processing plant. These are the Bureau of Land Management (“BLM”) – Plan of Operations, the Nevada Div. of Environmental Protection (“NDEP”) –Water Pollution Control Permit and NDEP – Reclamation Permit. All of these permits need to be amended to allow restart of the Relief Canyon Mine open pit and for new mining operations to occur. Relief Canyon Partners filed the Amended Plan of Operations with the BLM in August 2010 and filed the Amended Water Pollution Control Permit in September 2010. The amended Reclamation Permit will be filed once the review by NDEP and the BLM progress sufficiently to submit the detailed reclamation plan and bond cost estimate for the amended project.

Currently approximately $2.8 million of reclamation bonding is already in place for the project. Recent changes to how the bond requirement is calculated with respect to heap leach closure have occurred and the current bond will likely increase for closure of the current heap leach pads assuming no further material is added. The preliminary estimates for closure on the current pad once it is fully loaded is $4.5 million, and for the whole project, once all possible pads are fully loaded is $7.5 million. These numbers are reviewed every three years and may change over the life of the mine due to regulatory changes or for other technical reasons. Due to recent changes in the mine operations bonding requirements by the State of Nevada, we have calculated that approximately $4.5 million of bonding will be required to restart mine operations. Therefore, we anticipate that an additional $1.7 of bonding will be required prior to mine start-up.

Oil and Gas Operations

Working Interest, Dawson County, Texas

In May 2010, we entered into a participation agreement (the “SDX Participation Agreement”) with SDX Resources, Inc (“SDX”) pursuant to which we purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the lessee of record, for $108,397. Under the SDX Participation Agreement, we will pay 20% of the actual cost to casing point of the initial test well, and, if necessary, the cost to plug and abandon it as a dry hole. . Additionally, we will pay 17.647059% of the actual cost to casing point of the second test well, and, if necessary, the cost to plug and abandon it as a dry hole.

Prospective Oil & Gas Leases in Indiana and Ohio

In the second quarter of 2010, we began investigating acquiring leaseholds prospective for oil and gas in Indiana and Ohio in the historic Trenton field. To date we have not acquired any leaseholds and are still in the process of investigating the region and favorable potential locations.

Legacy Skincare and Pharmaceutical Assets

Our legacy business can be divided into the Skincare segment and the Pharmaceutical Segment.

Overview of Operating Results

	2010	2009

Skincare revenue	$256,771	$539,277
Pharmaceutical revenue	1,437,149	1,367,941
Total revenue	1,693,920	1,907,218

Gross profit	943,897	1,202,241
Operating expenses	(6,074,364)	(6,429,390)
Operating loss	$(5,130,467)	$(5,227,149)

Net loss	$(5,159,469)	$(5,105,731)

In 2010 we focused our resources on changing our overall direction to the natural resources sector.  Pursuant to an Asset Purchase Agreement, dated March 10, 2010, Skinvera LLC, a company wholly owned by Frank J. Massino, our former Chairman and Chief Executive Officer (“Skinvera”), purchased all assets and assumed all existing liabilities of our skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million secured promissory note which bears interest at 6% per annum and is due on the seventh anniversary of its date of issuance.

For 2010, revenue from Skincare decreased as compared to 2009.  Skincare revenue for 2010 was $256,771 down 52% from 2009. This decrease was attributable to the sale of the majority of the skincare line in the first quarter of 2010. Pharmaceutical revenue increased slightly in 2010 as compared to 2009.  Pharmaceutical revenue for 2010 was $1,437,149 up 5% from 2009.  The increase in 2010 is attributable to increased sales of monoclonal antibodies in 2010 by our commercial partner, Covance Antibody Services, Inc.

The gross profit rate for 2010 was 56% compared to 63% in 2009.  This decrease was primarily due to the sale of the majority of the skincare line in the first quarter of 2010.

We record compensation expense for stock awards granted. We incurred approximately $653,000 and $346,000 in stock based compensation operating expense for 2010 and 2009, respectively.  In 2010 and 2009, options for 950,000 and 28,000 shares, respectively, were issued to our employees, officers and directors.

Operating expenses in 2010 decreased by 10% from 2009.  This is primarily due to a decrease in research and development spending offset by an impairment of an investment, a write down of the long term receivable related to the March 2010 transaction and severance payments made in the first quarter of 2010.

Revenue	Summary of Annual Revenue
Segment	2010	2009	% change in 2010 versus 2009
Skincare
Royalties from licensing	$186,197	$173,154	(42)%
Product sales	70,574	366,123	(81)%
Total skincare	256,771	539,277	(68)%

Pharmaceutical
Royalties on monoclonal antibodies	1,437,149	1,367,941	11%
Total pharmaceutical	1,437,149	1,367,941	11%
Total revenue	$1,693,920	$1,907,218	(11)%

We continue to receive remittances from Covance on sales of monoclonal antibodies produced from cell lines licensed by us from Research Foundation for Mental Hygiene (“RFMH”). Additionally, if RFMH’s patents were successfully challenged, our revenue from Covance’s sales would be substantially reduced or eliminated.

On March 30, 2007, we completed a License Acquisition Agreement with Valeant which contains a right to share in future royalties due to Valeant from other Kinetin licensees through 2011

Skincare Segment

Skincare revenue showed a decrease of $282,506, or 52%, for 2010 compared to 2009. This decrease was primarily due to the March 2010 transaction.    We continue to pursue revenue potential in the skincare segment with Kinetin and Zeatin.

Pharmaceuticals Segment

2010 Pharmaceutical revenue was $1,437,149, an 5% increase from 2009.  Royalties on monoclonal antibodies increased $69,208, or 5%, as a result of increased sales by Covance.

Revenue from sales of monoclonal antibodies is expected to continue to fluctuate as the sales of these products follow patterns determined by project-driven research organizations.  Our agreement with Covance guarantees us minimum payments for monoclonal antibodies of $442,000 in 2011, partially offset by our guaranteed payments to RFMH of $221,000 in 2011.

Gross Profit	Summary of Gross Profit
	2010	2009	% change in 2010 versus 2009
Segment
Skincare	$236,904	$503,855	(70)%
Pharmaceutical	706,993	698,386	14%
Total	$943,897	$1,202,241	(21)%

As a % of skincare revenue	92%	94%
As a % of pharmaceutical revenue	49%	51%
As a % of total revenue	56%	63%

Gross profit for 2010 decreased from 2009. In March 2010, we sold the majority of our skincare line, retaining only our interests in Kinetin and Zeatin, revenue and gross margin decreased as expected.  Pharmaceutical gross profit was relatively stable in 2010 as compared to 2009.

Gross profit from monoclonal antibodies is expected to fluctuate as the sales of these products follow patterns determined by project-driven research organizations. Our agreement with RFMH guarantees RFMH minimum royalty payments from us for monoclonal antibodies of $430,000 in 2010 and $221,000 in 2011 in conjunction with our agreement with Covance which guarantees our minimum payments from Covance for monoclonal antibodies of $860,000 in 2010 and $442,000 in 2011.

Research and Development	Summary of Research and Development
	2010	2009	% change in 2010 versus 2009
Research and development	$228,663	$1,275,405	(82)%
As a % of total revenue	14%	67%

Research and development expense decreased following the closure of our research facility in Aarhus, Denmark in connection with our decision to close this facility and transfer its Invicorp supplies and records to the United Kingdom.

Administration, Sales and Marketing	Summary of Administration, Sales and Marketing
	2010	2009	% change in 2010 versus 2009
Administration, sales and marketing	$4,942,595	$5,153,985	(4)%
As a % of total revenue	292%	270%

For the years ended December 31, 2010 and 2009, the following administration, sales and marketing expenses were incurred:

Expense Category	2010	2009

Payroll, benefits and consulting	$3,037,480	$1,955,892
Stock-based compensation expense	653,199	345,358
Advertising and marketing	86,931	950,219
Legal and accounting	664,883	483,945
Other professional services	—	10,000
Travel and related	166,233	568,931
Rent and office expenses	291,270	505,113
Insurance-liability	40,979	205,759
Depreciation and other non-cash expenses	1,620	8,078
Other	—	120,690
Total	$4,942,595	$5,153,985

Administration, sales and marketing expenses decreased in 2010 as compared to 2009 primarily due to decreases in travel, advertising and marketing, and rent and office expenses partially offset by the increase in stock based compensation and severance payments associated with the March 2010 transaction.

Other Income and Expense

Other income and expense in 2010 was a net expense of $401,756 compare to net income of $125,108 in 2009.   The primary recurring component of other income and expense is interest income on cash accounts and short-term investments and interest expense on debt.  Interest income decreased in 2010, as compared to 2009, due to declining cash and investment balances. Interest expense increased in 2010, as compared to 2009, due to convertible debt entered into in connection with the March 2010 transaction.  Also included in other income and expense in 2010 is a loss on extinguishment of debt of $1,004,619 and a net gain of $716,203 for changes in fair value of derivatives that were not incurred in 2009.

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

Revenue Recognition

The Company recognizes revenue for its pharmaceutical business when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped. For sales of skin care products the Company provides no return right to its customers. Product sales ceased with the sale of the skincare line in March 2010.

Oil and gas revenues will be recorded using the sales method.  Under this method, the Company will recognize revenues based on actual volumes of oil and gas sold to purchasers.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long lived assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Assessing impairment involves significant assumptions and estimates. These assumptions and estimates are based on the Company’s best judgments.

Income Taxes

The Company has significant U.S. deferred tax assets, primarily for its subsidiary which holds its Reliaject® assets, that could be utilized if it generates future taxable income for Reliaject® and is otherwise required to pay income taxes. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has determined that such a change in ownership has not occurred through December 31, 2010. As a result of the Iron Eagle acquisition that occurred in March 2011, the Company believes it may have undergone a change in ownership, but it has yet to perform an analysis of the transaction and the potential effect on its net operating losses (“NOLs”).

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

Stock-Based Compensation

The Company records compensation expense for all awards granted. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes- option-pricing formula and amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Derivatives

The Company determines the fair value of its derivative instruments at the end of each reporting period. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes option-pricing formula and amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Liquidity and Capital Resources

	2010	2009

Cash, cash equivalents and short-term investments	$1,714,697	$10,731,804
Current ratio	2.18	8.53
Decrease in cash and cash equivalents and short-term investments	$(9,017,107)	$(5,244,125)

During 2010, our principal sources of liquidity included cash and cash equivalents resulting from redemption of short term investments and proceeds from the DMRJ note.  Management believes its cash, cash equivalents, short-term investments and cash expected to be generated from royalties on monoclonal antibodies, sale or license fees from our legacy pharmaceutical products, distributions from our oil and gas projects, and timber sales from Iron Creek and Gray Eagle properties will be sufficient to meet our working capital needs for at least the next twelve months. We intend to raise new capital in the form of new equity or debt to further advance our mining projects. If we are not successful at raising new capital we intend to continue to operate the Relief Canyon Mine on a care and maintenance basis, do no work on our other mining projects, and invest no further capital in our oil and gas project.

The Relief Canyon Mine project is on a care and maintenance basis while we pursue the approval of the remaining permits required to operate the mine. The monthly amount required to maintain the mine in this status is approximately $80,000, of which we are responsible for 35% or approximately $28,000. With respect to the Iron Creek and Gray Eagle projects, these properties were acquired wholly for shares of the Company. Other than holding costs consisting of minor property taxes, there are no required financial expenditures associated with these projects. We do not intend to complete any work on these projects until we raise new capital. With respect to our oil and gas project in Texas, we have no commitment to finance any further drilling or exploratory activity and will not spend further funds on this project unless we raise new capital. There can be no assurance that we will be successful in raising new capital and therefore we may be unable to carry forth our contemplated business activities in the future.

Net cash used by continuing operating activities totaled $3,904,186 and $5,215,051 for 2010 and 2009, respectively.  The change is primarily attributed to the decrease in non-cash related loss in 2010 as compared to 2009 as a result of a decrease in overall spending of the Company during 2010.

Cash and cash equivalents decreased to $1,714,697 at December 31, 2010 from $4,231,804 at December 31, 2009, principally reflecting the net cash used by operations of $3,904,186 in 2010, partially offset by redemption of short-term securities and proceeds from convertible debt.    The decrease in cash and cash equivalents was also due to acquisition of oil and gas interests and investment in the note and contractual rights receivable, and issuance of the Skinvera note receivable.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of information furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2010 and 2009, the results of operations and cash flows for the years then ended. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently. Refer to Item 15.

ITEM 9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

 ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

 Changes in internal control over financial reporting

There were no changes to the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) identified in connection with the foregoing evaluation that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to its management and its Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as at December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control—Integrated Framework.”  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as at December 31, 2010.

 ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following table sets forth the name, age, position with us and period of service on the Board for each director:

Name	Age	Position with Company	Director Since
John P. Ryan	49	Chairman of the Board of Directors and Chief Executive Officer	2010
Howard Crosby	58	President, Chief Financial Officer and Director	2010
Anthony Williams	64	Vice Chairman of the Board	2003
Wesley Holland	56	Director	2010
Kerry Dukes	48	Director	2006

There are no family relationships among any of the persons listed above.

John P. Ryan was appointed Chief Executive Officer and Chairman of the Board effective March 10, 2010.  Mr. Ryan has been the President of Fontana Capital Corporation, a closely held consulting company, for the last ten years as well as an officer and/or director of High Plains Uranium, Inc., U.S. Silver Corporation, Tomco Energy Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc.

Mr. Ryan has extensive executive experience and provides our Board with valuable insight regarding our products and services, and provides valuable public company expertise to our Board.

Howard Crosby was appointed President and Chief Financial Officer, effective March 10, 2010 and has served as a director since such time. Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company, for more than twenty years as well as an officer and/or director of High Plains Uranium, Inc., AQM Copper, Inc. (formerly Apoquindo Minerals).,  White Mountain Titanium Corporation, Tomco Energy, Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc.

Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board.

Anthony Williams has served as a director since February 2003.  Mr. Williams was appointed Vice Chairman of the Board of Directors in October 2003 and in March 2010 he was appointed Non-Executive Vice Chairman of the Board.  Mr. Williams has been a partner of DLA Piper, LLP (US), a global law firm since November 2009. From 2005 until November 2009, Mr. Williams was a partner at the law firm of Baker & McKenzie LLP and from 1981 until September 2005, Mr. Williams was a partner at the law firm of Coudert Brothers LLP and previously served as Chairman of the Executive Committee and as Administrative Partner of the firm, responsible for worldwide operations. Mr. Williams was affiliated with Coudert Brothers LLP from 1973 through September 2005, first as an associate and then as a partner. In September 2006, Coudert Brothers LLP filed for Chapter 11 bankruptcy protection in the Southern District of New York Bankruptcy Court. He received an A.B. in Government and Economics from Harvard University and a Juris Doctor from New York University School of Law. He has been admitted to the Bars of the United States Supreme Court, the State of New York and State of California.

Mr. Williams’ extensive business and legal experience provides our Board with a valuable resource for assessing and managing legal risks and planning corporate strategy.

Wesley R. Holland, MD, was has served as a director since March 10, 2010. Dr. Holland has nearly 30 years of experience in diagnostic radiology. He has been a radiologist at Sunshine Radiology since January 2010. Prior to that, he was a radiologist at Hilton Head Radiology Associates from February 1984 to December 2009. He was licensed in California from 1981 to 1994 and is currently licensed in South Carolina and in Florida. His specific expertise is in utilizing critical molecular and nuclear diagnostic imaging procedures to diagnose and treat disease and disorders such as heart disease and cancer.

Dr. Holland has extensive experience in the biomedical industry, and provides our Board a valuable resource for assessing and managing risks and developing our corporate strategies.

Kerry Dukes was has served as a director since May 2006. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities broker-dealer firm in New York City, where he has served since November 2003 and is responsible for the organization, recruitment, financing and implementation of Ardour’s business plan. Mr. Dukes has more than 20 years experience in the investment banking and securities businesses. Prior to co-founding Ardour, Mr. Dukes served as Director/Senior Managing Partner/Head of Global Activities for BlueStone Capital Partners and Trade.com, where he started-up and grew the firm’s brokerage operations and was instrumental in negotiating and selling a significant interest in the company to ABN Amro Bank, N.V. Prior to BlueStone, Mr. Dukes served as a Board Member, Chief Operating Officer and Managing Director of Commonwealth Associates. Mr. Dukes began his career in the management program at Shearson Lehman, an investment bank. He has served on the boards of numerous public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Mr. Dukes attended the State University of New York.

Mr. Dukes’ leadership abilities and finance experience in the United States enable him to make a meaningful contribution to our Board.

Executive Officers

John P. Ryan is Chairman of the Board of Directors and Chief Executive Officer (see above).  In connection with the March 2010 Transaction, Frank Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors.

Howard Crosby is the President, Chief Financial Officer and a member of the Board of Directors  (see above). In connection with the March 2010 Transaction William F. O’Kelly was terminated without cause as Chief Financial Officer and resigned as Secretary of the Company.

Executive officers serve in their offices (without fixed terms) at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our Directors, executive officers and any persons holding more than 10% of our equity securities are required to report their ownership of equity securities and any changes in their ownership, on a timely basis, to the SEC. To our knowledge, based solely on materials provided and representations made to us, for the fiscal year ended December 31, 2010, all reports required by Section 16(a) during 2010 were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officer, in addition to our Code of Business Conduct, which applies to all employees, directors and consultants. Our website is currently under construction and our Code of Business will be available on our website at http://www.senetekplc.com. as soon as possible.  In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

Our policies do not permit any of our employees, including our executive officers, to “hedge” ownership by engaging in short sales or trading in any derivatives involving our securities.

Change in Procedures for Recommending Directors

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2011 Annual General Meeting of Shareholders.

Audit Committee

The Audit Committee is comprised of Kerry Dukes, Chairman, Anthony Williams and Wesley Holland.  Rodger Bogardus served as a member of the Audit Committee until March 10, 2010, when he resigned from the Board.   The Board of Directors has determined that all of the members of the Audit Committee, other than Dr. Holland, are “independent” within the meaning of the listing standards of the NASDAQ Stock Market and applicable Securities and Exchange Commission (“SEC”) rules and that Mr. Dukes is an “audit committee financial expert” by reason, among other things, of his experience as chief executive officer of a registered securities investment banking and broker-dealer firm and as an investment banker involved in over 20 registered public offerings of securities.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards (2)	Option Awards (2)	All Other Compensation (1)	Total
John P. Ryan (5)	2010	$150,134		$—	$—	$131,015	$—	$281,149
Chairman and Chief Executive Officer (PEO)
Howard Crosby (5)	2010	133,906		—	—	131,015	—	264,921
Chief Financial Officer (PFO)
Frank J. Massino (6)	2010	1,368,167	(7)	—	—	—	20,014	1,388,181
Former Chairman and	2009	370,000	(3)	—	—	246,120	69,510	685,630
Chief Executive Officer (PEO)	2008	384,231	(3)	—	—	475,347	53,074	912,652
William F. O’Kelly (6)	2010	156,184	(7)				8,451	164,635
Former Chief Financial	2009	222,310	(3)	—	—	22,568	20,259	265,137
Officer and Secretary (PFO)	2008	230,860	(3)	—	—	47,622	19,472	297,954

 (1) Detail of All Other Compensation

	Year	401(k) Employer Match		Life Insurance	Disability Insurance	Car Allowance	Other	Total
Frank J. Massino (6)	2010	$3340		$2,469	$2945	$4,038	$7,222	$20,014
	2009	23,416	(4)	14,067	13,498	16,500	2,029	69.510
	2008	4,133		14,067	13,498	12,000	9,376	53,074
William F. O’Kelly (6)	2010	1,855		—	400	1,962	4,234	8,451
	2009	10,869	(4)	—	—	8,100	1,290	20,259
	2008	7,750		—	—	6,000	5,722	19,472

(2)  The amounts in this column represent the dollar amounts of the aggregate grant date fair value computed in accordance with ASC Topic 718.  See the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values of our stock awards.

(3) 2009 includes the January 1, 2010 payroll paid on December 31, 2009 due to the holiday. 2008 includes the January 2, 2009 payroll paid on December 31, 2008 due to the holiday. Effective January 1, 2008, Mr. Massino’s base salary was increased from $360,000 to $370,000. Effective January 1, 2008, Mr. O’Kelly’s base salary was increased from $215,000 to $222,310.

(4) 2009 includes 401(k) match true-up from 2005-2008.

(5) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and the position as Chief Financial Officer of the Company on March 10, 2010.

(6)  Mr. Massino was terminated without cause from the position as Chief Executive Officer and resigned as Chairman of the Board of Directors of the Company on March 10, 2010.  Mr. O’Kelly was terminated without cause from the position as Chief Financial Officer and resigned as Secretary of the Company on March 10, 2010.

(7)  2010 includes severance payments made to Messrs. Massino and O’Kelly as a result of their terminations pursuant to their respective employment agreements with the Company.

Effective January 1, 2008, Mr. Massino’s base salary was increased from $360,000 to $370,000. Effective January 1, 2008, Mr. O’Kelly’s base salary was increased from $215,000 to $222,310.

GRANTS OF PLAN-BASED AWARDS
As at December 31, 2009

		Number of Shares
Name and Principal Position	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards	All Other Option Awards	Exercise Price		Grant Date Fair Value of Stock and Option Awards
John P. Ryan (1) Chairman and Chief Executive Officer (PEO)	April 30, 2010	—	—	250,000		$1.05		$131,015
Howard Crosby (1) Chief Financial Officer (PFO)	April 30, 2010	—	—	250,000		$1.05		$131,015
Frank J. Massino (2) Former Chairman and Chief Executive Officer (PEO)	January 18, 2008 January 18, 2008	458,750 81,850	— —	— —	$ $	1.25 1.25	$ $	729,725 135,967
William F. O’Kelly (2) Former Chief Financial Officer and Secretary (PFO)	January 18, 2008	48,750	—	—		$1.25		$80,982

(1) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and the position as Chief Financial Officer of the Company on March 10, 2010.

(2)  Mr. Massino was terminated without cause from the position as Chief Executive Officer and resigned as Chairman of the Board of Directors of the Company on March 10, 2010.  Mr. O’Kelly resigned was terminated without cause from the position as Chief Financial Officer and resigned as Secretary of the Company on March 10, 2010.

No equity grants were awarded in 2009. The Compensation Committee awarded the equity grants included in the “Grants of Plan-Based Awards” table in 2008 and 2010. The Compensation Committee did not award annual cash bonuses or salary increases for 2009 or 2008.

The Company does not plan to release material, non-public information for the purpose of affecting executive compensation and it does not plan or coordinate grants to existing or new executives around the release of material non public information.

Employment Agreements

We had historically maintained employment agreements with key executives principally to define terms under which employment would cease and to provide explicit benefits if termination of employment occurs for certain reasons. There are no written employment agreements with our current executive officers although the we have entered into oral agreements with Messrs. Ryan and Crosby.

Material Terms of Employment Agreements

John P. Ryan

On April 30, 2010, we entered into an oral agreement with John P. Ryan, our Chief Executive Officer, in which we agreed to compensate him at a salary of $185,000 per annum and to provide health benefits.  We also granted Mr. Ryan options to purchase 100,000 of our ordinary shares in connection with his service as our Chief Executive Officer.  The stock options have a five year term, an exercise price of $1.05 per share, and vest in two equal installments every six months.

Howard Crosby

On April 30, 2010, we entered into an oral agreement with Howard Crosby, our President and Chief Financial Officer, in which we agreed to compensate him at a salary of $165,000 per annum and to provide health benefits.  Additionally, we granted options to purchase 100,000 of our ordinary shares to Mr. Crosby in connection with his service as our President and Chief Financial Officer.  The stock options have a five year term, an exercise price of $1.05 and vest in two equal installments every six months.

Frank J. Massino

We had an employment agreement dated November 1, 1998 with Mr. Massino, as amended effective June 30, 2000, October 31, 2002, January 1, 2003 and April 2006. The agreement and amendments provided for a perpetual three-year term and an annual salary of $340,000 per annum subject to discretionary increases by the Compensation Committee from time to time. Mr. Massino’s base salary was increased from $360,000 to $370,000 as of January 1, 2008. The contract also provided for monthly automobile allowance and reimbursement of related automobile operating expenses. Under the agreement, Mr. Massino is entitled to an annual bonus, to be determined by the Compensation Committee, and is eligible to participate in the Company’s management bonus plan, if any.

Under the terms of the employment agreement, in the event that Mr. Massino’s employment was terminated by us (other than for “permanent disability” or “cause”, as such terms are defined in the agreement) or by Mr. Massino for “good reason” (as defined in the agreement), Mr. Massino would become entitled to a lump sum payment equal to the product of multiplying his base salary (and a deemed bonus, if any, as determined in accordance with the agreement) by three (i.e., the number of years remaining under the “evergreen” provisions of his employment agreement). Further, in such circumstance, all unvested and/or unexercisable options held by Mr. Massino would become immediately vested and exercisable. The agreement also provided for payment upon consummation of certain changes of control (as defined below), provided that we would not be required, on a change of control, to pay Mr. Massino any amounts that would constitute an “excess parachute payment” under the Internal Revenue Code. For purposes of the employment agreement with Mr. Massino, a “change of control” would include, among other events set forth in that agreement, (i) a sale, lease or transfer of all or substantially all of our assets, (ii) the adoption by our shareholders of a plan relating to our liquidation or dissolution, (iii) our merger or consolidation, following which our shareholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting corporation, (iv) an acquisition by an individual or group of more than 50% of our voting securities, and (v) a change in our Board of Directors that results in less than a majority of our Board being comprised of directors that have served on our Board of Directors for at least 12 months or who were approved by a majority of the Board at the time of their election or appointment.  On March 10, 2010, Mr. Massino was terminated without cause as our Chief Executive Officer and resigned as our Chairman of the Board of Directors. As a result, Mr. Massino received the lump sum payment described above and his employment agreement was terminated.

William F. O’Kelly

We had a payment agreement dated March 5, 2007 with Mr. O’Kelly that required us to make certain severance payments to Mr. O’Kelly in the event his employment is terminated under certain circumstances. If: (A) following a Change of Control, we do not retain Mr. O’Kelly as Chief Financial Officer or he is not offered a position of Equivalent Authority by us or a Successor Enterprise or (B) Mr. O’Kelly does not continue his employment with us or a Successor Enterprise after a Relocation, then, in either such event, we will continue to pay him his base salary as at the date of the Change of Control or Relocation for a period of six months following his separation from us or the Successor Enterprise. On March 10, 2010, Mr. O’Kelly was terminated without cause as our Chief Financial Officer and resigned as our Secretary. As a result, Mr. O’Kelly received the severance payment described above and his payment agreement was terminated.

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS
As at December 31, 2010

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable (4)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
John P. Ryan (1)	150,000	(2)	—	—	$1.05	04/30/2015
Chairman and Chief Executive Officer (PEO)	100,000	(3)	—	—	$1.05	04/30/2015
Howard Crosby (1)	150,000	(3)	—	—	$1.05	04/30/2015
Chief Financial Officer (PFO)	100,000	(3)	—	—	$1.05	04/30/2015
Frank J. Massino (9)	458,750	(5)	—	—	$1.25	03/10/2015
Former Chairman and Chief	81,850	(5)	—	—	$1.25	03/10/2015
Executive Officer (PEO)	37,500	(5)	—	—	$1.25	03/10/2015
	75,000	(5)	—	—	$1.25	03/10/2015
William F. O’Kelly(9)	48,750	(5)	—	—	$1.25	03/10/2015
Former Chief Financial Officer	12,500	(5)	—	—	$1.25	03/10/2015
and Secretary (PFO)

(1) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and the position as Chief Financial Officer of the Company on March 10, 2010.

(2) Options vest in three equal installments every six months.

(3) Options vest in two equal installments every six months.

(4)  Effective March 10, 2010, vesting was accelerated for all options to purchase Ordinary shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010.

(5)  Mr. Massino was terminated without cause from the position as Chief Executive Officer and resigned as Chairman of the Board of Directors of the Company on March 10, 2010.  Mr. O’Kelly resigned was terminated without cause from the position as Chief Financial Officer and resigned as Secretary of the Company on March 10, 2010.

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

Potential Payments upon Termination or Change in Control

We had an employment agreement with Mr. Massino and a payment agreement with Mr. O’Kelly that include severance and change of control provisions. These provisions are fully described in the preceding section titled Material Terms of Employment Agreements. In the event Mr. Massino was to be terminated without cause or in the event of a change in control as described above, Mr. Massino would be entitled to a minimum lump sum payment of $370,000 (his current salary) plus a deemed bonus times three. In addition, all unvested stock options and restricted stock would immediately vest. In the event Mr. O’Kelly was to be terminated as a result of a change in control or relocation as described above, Mr. O’Kelly would be entitled to a lump sum payment of $107,500.

Mr. Massino and Mr. O’Kelly were terminated without cause and severance and change of control payments were made to Mr. Massino and Mr. O’Kelly on March 11, 2010 in accordance with their agreements.

Director Compensation Tables and Narrative Disclosure

Name (1)	Fees Earned or Paid in Cash	Option Awards (2) (3)	Total
Anthony Williams	$21,125	$53,284	$74,409
Rodger Bogardus	$3,125	$0	$3,125
Kerry Dukes	$21,125	$53,284	$74,409
Wesley Holland	$18,700	$53,284	$71,984

 (1) Mr. Massino was Chairman of the Board through March 10, 2010. Messrs. Ryan, Crosby, and Holland were appointed to the board on March 10, 2010. Messrs. Massino, Ryan and Crosby's compensations are discussed in the Executive Compensation tables.  Mr. Bogardus resigned from the Board on March 10, 2010.

(2)  The amounts in this column represent the dollar amounts of the aggregate grant date fair value computed in accordance with ASC Topic 718.  See the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values of our stock awards.

(3)  Each of Messrs. Ryan and Crosby holds an aggregate total of 250,000 stock options at December 31, 2010. Mr. Holland holds an aggregate total of 150,000 stock options at December 31, 2010. Mr. Dukes holds an aggregate total of 192,500 stock options as December 31, 2010. Mr. Williams holds an aggregate total of 246,250 stock options at December 31, 2010. Mr. Bogardus holds an aggregate total of 42,500 stock options at December 31, 2010.

Effective July 1, 2010, each non-employee Director receives a $5,000 quarterly cash stipend. New non-employee Directors historically have been granted an option to purchase shares upon joining the Board. There is no established policy requiring such a grant. Subsequent equity grants in the form of stock options, restricted stock or a combination of stock options and restricted stock typically take place annually and are based on each Director’s responsibility, experience, performance and ability to influence our long-term growth and profitability.

Compensation Committee

Compensation Committee Practices and Procedures

The Compensation Committee of the Board of Directors, comprised solely of independent Directors, has the responsibility and authority to establish the compensation program for our Executive Officers. The Compensation Committee is comprised of Mr. Kerry Dukes (Chairman), Dr. Wesley Holland and Mr. Anthony Williams.

In addition, the committee may also request independent compensation survey data and proxy information from companies similar in nature and size for comparative purposes. Our executives may advise the committee but play no role in compensation decisions. The committee reserves the right to also consider other unique factors in setting compensation levels and to adjust or recover for awards of payments if we adjust or restate performance measures in a manner that would reduce the size of an award or payment.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our outstanding Ordinary shares as of March 15, 2011, by: (i) all persons known to us to be the beneficial owner of more than 5% of our outstanding Ordinary shares, (ii) each of our directors who beneficially owns such shares; (iii) each of our named executive officers; (iv) our other executive officers currently in office; and (iv) all of our executive officers and directors as a group, in each case based solely on information provided to us by such beneficial owners. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our directors and executive officers is that of our principal executive office, 51 New Orleans Court, Suite 1A, Hilton Head, South Carolina, 29928.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1) (2) (3)	Percentage of Class (1)
5% Beneficial Owners (other than management)

Frank J. Massino (4)	834,965	9.8%

Executive Officers and Directors

Frank J. Massino (4)	834,965	9.8%
John P. Ryan (5)	101,400	1.3%
Howard Crosby (6)	101,400	1.3%
Kerry Dukes	92,500	1.2%
Anthony Williams	181,010	2.3%
Wesley Holland	50,000	*
William O’Kelly (7)	81,875	1.0%
All Directors and Executive Officers as a group (5 persons)	526,310	6.4%

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

(2)  Includes the following number of shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of January 20, 2011: Mr. Massino: 765,600 shares of stock options; Mr. Ryan: 100,000 shares of non-qualified stock option; Mr. Crosby: 100,000 shares of non-qualified stock option; Mr. Dukes: 92,500 non-qualified stock option; Mr. Williams: 146,250 shares of non-qualified stock option; Dr. Holland: 50,000 shares of non-qualified stock option; and Mr. O’Kelly: 73,750 shares of stock options.

(3)  In connection with the transaction between us and DMRJ Group, LLC, vesting was accelerated for all options to purchase Ordinary shares held by our officers and directors as of December 1, 2009.  The options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010.

(4) Mr. Massino resigned from the Board and was terminated without cause from the position as Chief Executive Officer of the Company on March 10, 2010.

(5)  Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010.

(6)  Mr. Crosby was appointed to the Board and the positions as President and Chief Financial Officer of the Company on March 22, 2010.

(7)  Mr. O’Kelly resigned from the position as Secretary of the Company and was terminated without cause from the position as Chief Financial Officer of the Company on March 10, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as at December 31, 2010, with respect to our equity compensation plans:
:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	1,000,000	$1.27	-

Equity compensation plans not approved by security holders	1,012,443	$1.06	-

Total	2,012,443

(1)
Represents options outstanding and shares available for future issuance under the 2006 Senetek Equity Plan. Also includes 62,500 options outstanding under Plan 2 which has been terminated as to future grants.

(2)	Represents options issued outside of the 2006 Senetek Equity Plan at the discretion of the Board of Directors.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Anthony Williams, a one of our directors, is a partner of the law firm DLA Piper LLP (US). Mr. Williams was previously a partner of the law firm of Baker & McKenzie LLP from September 2005 through October 2009 and prior to that was a partner of the law firm of Coudert Brothers LLP. Legal fees paid to DLA Piper LLC (US) in 2010 and 2009 were $186,525 and $50,000, respectively. Legal fees paid to Baker & McKenzie LLP in 2010 and 2009 were $0 and $56,000, respectively.

Wesley Holland, one or our directors, provides certain consulting services to us in connection with developing and marketing our life science technologies and products. We have paid Dr. Holland a total of approximately $100,000 since April 2010.

On March 10, 2010, we consummated the sale of the assets related to our skin-care business to Skinvera LLC, a company wholly owned by Frank Massino, our former Chairman and Chief Executive Office, pursuant to an Asset Purchase Agreement, whereby Skinvera purchased all assets and assumed all existing liabilities of our skincare business (except for assets and liabilities related to kinetin and zeatin). Skinvera received $1.8 million in cash in return for a $1.8 million secured promissory note, which bears interest at 6% per annum and is due on the seventh anniversary of its date of issuance. The Asset Purchase Agreement include provisions for royalty payments to us from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million.

We allotted 1,400 of our ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of certain non-cash assets from each of those directors to us. Those non-cash assets were 100 shares each in the share capital of Hecla Mining Company, a NYSE-listed corporation.

The Companies Act prohibits a public company from allotting shares to any person for non-cash consideration unless certain conditions are met, including that the asset transferred to the relevant company in exchange for the shares in the company has to be independently valued.  We have sought an appropriate valuation report from BDO LLP which was received in final form on December 20, 2010 and which confirmed that the aggregate value of the assets transferred to us by each of Howard Crosby and John Ryan was not less than the aggregate value of our ordinary shares allotted to each of those directors by us.  As such, we allotted the relevant shares to each of those directors with an effective date of December 22, 2010.

The audit committee of the Board is specifically authorized and directed in its written charter to review and approve all related party transactions that are required to be disclosed to shareholders pursuant to item 404(a) of Regulation S-K.

We generally do not engage in transactions in which its executive officers or directors or any of their immediate family members or any of its 5% stockholders have a material interest. Our Code of Business Conduct, which sets forth standards applicable to all employees, officers and directors, generally prohibits transactions that could result in a conflict of interest. Any change or waiver of our Code of Business Conduct for any executive officer or director will be disclosed, if and to the extent required by applicable law, rule or regulation as from time to time in effect, pursuant to a filing on Form 8-K or posted on our website (www.senetekplc.com) or any other means as may be required or allowed by applicable law, rule or regulation.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors appointed Macias Gini & O’Connell LLP (“MGO”) as independent registered public accounting firm to examine our consolidated financial statements for the year ended December 31, 2009 and to render other professional services as required and appointed BDO LLP as its independent accountants to examine our English accounts and reports.

DeCoria Maichel & Teague P.S. (“DM-T”) was appointed by the Board to serve as our registered independent public accounting firm in the United States in May 2010, replacing MGO.  MGO’s audit reports on our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty or scope.   The 2009 audit report included adoption of a new accounting principles relating to accounting warrants which are not indexed to a company’s stock.

Aggregate fees billed by DM-T for 2010 and 2009, for audit services related to the most recent year, and for other professional services billed in the most recent year, were as follows:

DECORIA MAICHEL & TEAGUE P.S. —Registered Public Accounting Firm in the United States:

Type of Service	2010	2009
Audit fees (1)	$100,000	$—
Other audit-related fees (2)	—	—
Tax fees (3)	25,000	—
All other fees (4)	—	—
Total	$125,000	$—

(1)  Audit fees: This category consists of fees for professional services rendered by DM-T for review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the registered public accounting firms in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)  Other audit-related fees: None

(3)  Tax fees: This category consists of fees for professional services rendered by DM-T for United States tax compliance including tax return preparation, technical tax advice and tax planning.

(4)  All other fees: None

Aggregate fees billed by our former principal accountants, MGO for 2010 and 2009, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL LLP—Principal Accountants in the United States:

Type of Service	2010	2009
Audit fees (1)	$10,000	$132,000
Other audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$10,000	$132,000

(1) Audit fees: This category consists of fees for professional services rendered by MGO for audits of our annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)  Other audit-related fees: None

(3)  Tax fees: None.

(4)  All other fees: None

The Audit Committee established a policy governing our use of our auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.  In 2010 and 2009, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. In 2010 and 2009, neither MGO nor DM-T rendered any other professional services for audit related matters, tax compliance and tax advice, and no hours were expended on DM-T’s engagement to audit the financial statements that were attributable to work performed by persons other than its full-time, permanent employees.

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

3.2	Amended and Restated Articles of Association of Senetek PLC

Filed as an Exhibit to Registrant’s Report on Form 8-K filed on April 5, 2011, and incorporated herein by reference

+10.1	Senetek No. 1 Share Option Scheme for Employees

Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference

10.2	Asset Purchase Agreement dated as of July 31, 1995, between Carme International, Inc. a wholly owned subsidiary of Senetek PLC and Carme Inc.

Filed as an Exhibit on Form 8-K, dated October 10, 1995 (as amended), and incorporated herein by reference

+10.3	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants

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

Exhibit No.	Description
10.33	Form of Amended C Warrant issued by Senetek pursuant to the Securities Purchase Agreement

Filed as an exhibit to Amendment No. 1 of Registrant’s Registration Statement on Form S-3, Registration No. 333-37782, filed on January 23, 2001 and incorporated herein by reference

10.34	First Amendment to the Securities Purchase Agreement dated as of June 20, 2001 by and among Senetek PLC and the various purchasers designated in the agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.35	Form of Amended and Restated Senior Secured Note due April 14, 2004 issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.36	Form of Amended and Restated Series A Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.37	Form of Amended and Restated Series B Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.38	Form of Amended and Restated Series C Warrant, issued by Senetek PLC pursuant to the First Amendment to the Securities Purchase Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.39	Amended and Restated Registration Rights Agreement dated as of June 20, 2001 among Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.40	First Amendment to the Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.41	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.42	First Amendment to the Pledge Agreement dated as of June 20, 2001 by and between Senetek Drug Delivery Technologies, Inc. and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference

10.43	First Amendment to the Guaranty dated as of June 20, 2001 executed by Senetek Drug Delivery Technologies, Inc. and Carme Cosmeceutical Sciences, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

Exhibit No.	Description
10.44	First Amendment to the Patent and Trademark Security Agreement dated as of June 20, 2001 by and between Senetek PLC and the parties designated therein

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.45	Investment Advice Agreement dated as of June 20, 2001 by and between Senetek PLC and Scorpion Investments, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.46	Revolving Credit Agreement dated as of June 20, 2001 by and between Senetek PLC and Wallington Investments, Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.47	Form of Revolving Note, issued by Senetek PLC pursuant to the Revolving Credit

Filed as an exhibit to Registrant’s Report on Form 10-Q for the Quarter ended June 30, 2001 and incorporated herein by reference

10.48	Distribution Agreement dated as of October 15, 1998, by and between Carme Cosmeceutical Sciences, Inc. and ICN Pharmaceuticals

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.49	License and Supply Agreement dated as of May 26, 2000 by and between Senetek PLC and Buth-Na-Bodhaige, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.50	License Agreement dated as of June 8, 2000 between Senetek PLC and Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.51	Production and Marketing Agreement dated as of August 15, 2000 between Senetek PLC and Signet Laboratories, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.52	Warrant to Purchase 125,000 Ordinary Shares of Senetek PLC issued June 8, 2000 to Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference

10.53	Amendment to Agreement dated as of November 30, 2000 by and between Senetek PLC and Buth-Na-Bodhaige

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference

10.54	First Amendment to License Agreement dated June 8, 2000 by and between Senetek PLC and Revlon Consumer Products Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2001 and incorporated herein by reference

Exhibit No.	Description
*10.55	Development and Distribution Agreement dated November 12, 2002 by and between Senetek PLC and Douglas Pharmaceuticals Limited

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.56	License Agreement dated March 12, 2002 by and between Senetek PLC and Enprani Co., Ltd.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.57	License and Supply Agreement dated November 12, 2002 by and between Senetek PLC and Shaklee Corporation

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.58	License Agreement dated September 30, 2002 by and between Senetek and Vivier Pharma Inc.

Filed as an exhibit to Registrant’s Report on Form 10-K for the Fiscal Year ended December 31, 2002 and incorporated herein by reference

*10.59	License Agreement dated January 1, 2003 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.60	Employment contract dated March 3, 2003 between the Company and Bradley D. Holsworth

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

*10.61	License Agreement dated March 21, 2003 by and between Senetek PLC and Lavipharm S.A.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2003 and incorporated herein by reference

+10.62	Employment contract dated April 1, 2003 between the Company and Wade Nichols

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.63	Research Collaboration Agreement dated June 10, 2003 by and between Senetek PLC and Beiersdorf A.G.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

*10.64	Cooperative Research and Development Agreement dated June 11, 2003 by and between Senetek PLC and Institute of Experimental Botany, Academy of Sciences, Czech Republic

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference

10.65	Second Amendment to the Securities Purchase Agreement dated September 4, 2003 by and between Senetek PLC and various purchasers designated in the Agreement

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

Exhibit No.	Description
10.66	Amendment No. 1 to the Amended and Restated Registration Rights Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.67	Form of Second Amended and Restated Senior Secured Notes Due April 1, 2007 dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.68	Form of Series D Warrant issued by Senetek PLC pursuant to the Second Amendment to the Securities Purchase Agreement dated September 4, 2003

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.69	License Agreement dated August 1, 2003 between ICN Pharmaceuticals, Inc. and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

*10.70	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC

Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference

10.71	Amended License Agreement dated February 1, 2004 by and between Senetek PLC and Panion & BF Biotech, Inc.

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2003 and incorporated herein by reference

10.72	Deferred Compensation Plan for Company Executives effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.73	Deferred Compensation Plan for Directors effective January 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

*10.74	Settlement agreement between OMP, Inc. and Senetek PLC dated March 26, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2004 and incorporated herein by reference

+10.75	Consulting Agreement with Stewart Slade May 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.76	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

Exhibit No.	Description
*10.77	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.78	Consulting Agreement with Andreas Tobler dated June 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.79	License Agreement with Ardana Bioscience Limited dated June 17, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

*10.80	Amendment to the License Agreement with Research Foundation for Mental Hygiene, Inc dated May 10, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference

10.81	Agreement with Tri-Artisan Partners LLC dated May 4, 2004

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference

+10.82	Third Amended and Restated Employment Agreement between Senetek PLC and Frank J. Massino dated as of January 1, 2003

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.83	Second Amendment to License Agreement between Senetek PLC and Revlon Consumer Products Corporation dated as of July 1, 2004

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

10.84	Settlement Agreement between Senetek PLC and Eagle-Picher dated September 28, 2004

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

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

*10.113	Agreement on Cooperative Research and Development dated October 17, 2006 between Senetek PLC and Institute of Bioorganic Chemistry, Polish Academy of Sciences – Furfurylcytosine

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

+10.114	Payments in the Event of Certain Changes Agreement between Senetek PLC and William F. O’Kelly dated March 5, 2007

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

10.115	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America

Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

10.116	License, Supply & Distribution Agreement with Triax Aesthetics LLC dated August 6, 2007

Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended March 31, 2007 and incorporated herein by reference

+10.117	Employment offer letter to Phillip Rose dated May 22, 2008

Filed as an exhibit to Registrant’s Report on Form 8-K filed June 16, 2008 and incorporated herein by reference

10.118	Settlement Agreement with Triax Aesthetics LLC dated June 27, 2008

Filed as an exhibit to Registrant’s Report on Form 8-K filed July 3, 2008 and incorporated herein by reference

10.119	Lease Agreement with Fairlawns Partnership dated May 14, 2009

Filed as an exhibit to Registrant’s Report on Form 8-K filed May 19, 2009 and incorporated herein by reference

Exhibit No.	Description
10.120	Extension Agreement on Cooperative Research and Development dated June 5, 2009 between Senetek PLC and Czech Republic Institute of Experimental Botany

Filed as an exhibit to the Registrant’s Report on Form 8-K filed June 10, 2009 and incorporated herein by reference

10.121	Lease Termination Agreement with Fairlawns Partnership dated December 31, 2009

Filed as an exhibit to Registrant’s Report on Form 8-K filed January 6, 2010 and incorporated herein by reference

10.122	Secured Convertible Promissory Note payable to DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.123	Warrant Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.124	Securities Purchase Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.125	Collateral Pledge and Security Agreement between Senetek Plc and DMRJ Group LLC dated March 4, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.126	Trademark License Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.127	Collateral Pledge and Security Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.128	Secured Promissory Note from Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15, 2010

10.129	Asset Purchase Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010

Filed as an exhibit to Registrant’s Report on this Form 10-K filed April 15 2010

21.1	Subsidiaries of Senetek PLC

24	Power of Attorney included on the signature page to this Annual Report on Form 10-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested as to certain portions of those exhibits
+	Agreements related to Management Contracts or Compensation Plans

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hilton Head, State of South Carolina, on this April 15, 2011.

SENETEK PLC

By:	/s/ John P. Ryan
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

Signature	Title	Date

/s/ John P. Ryan	Chairman of the Board and	April 15, 2011
John P. Ryan	Chief Executive Officer (Principal Executive Officer)

/s/ Howard Crosby	President, Chief Financial Officer and	April 15, 2011
Howard Crosby	Director (Principal Financial and Accounting Officer)

Corporate Secretary and Director
Anthony Williams

/s/ Wesley Holland	Director	April 15, 2011
Wesley Holland

/s/ Kerry Dukes	Director	April 15, 2011
Kerry Dukes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and
Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheet of Senetek PLC and its subsidiaries (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2010 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington
April 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and
Stockholders of Senetek PLC

We have audited the accompanying consolidated balance sheet of Senetek PLC and its subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senetek PLC and its subsidiaries at December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, in 2009 the Company has changed its method of accounting for warrants which are not indexed to its stock due to the adoption of FASB ASC 815 (EITF 07-5, Determining Whether an Instrument (or embedded feature) is Indexed to an Entity’s Own Stock).

/s/    MACIAS GINI & O’CONNELL LLP

Macias Gini & O’Connell LLP

Sacramento, California
April 15, 2010

SENETEK PLC
CONSOLIDATED BALANCE SHEETS
		December 31,	December 31,
		2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$1,714,697	$4,231,804
Investments - held to maturity	Note 4	-	6,500,000
Investments - available for sale	Note 5	354,408	-
Trade receivables (net of allowances of $0 in 2010 and $5,000 in 2009)		295,791	311,024
Other receivables		20,217	130,896
Inventory		129,794	312,149
Prepaid oil and gas expense		193,999	-
Receivable - related party		79,794	-
Other current assets		57,035	155,765
Total Current Assets		2,845,735	11,641,638

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION		-	44,297

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties		108,397	-
Wells and related equipment		307,241	-
Total Oil and Gas Properties		415,638	-

OTHER ASSETS
Note and interest receivable, net - related party	Note 8	1,347,584	-
Note and contractual rights receivable	Note 11	5,360,000	-
Total Other Assets		6,707,584	-

TOTAL ASSETS		$9,968,957	$11,685,935

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		$937,745	$695,967
Accrued liabilities	Note 12	197,512	441,965
Deferred revenue and license fee		172,154	173,918
Other liabilities	Note 13	-	53,055
Total Current Liabilities		1,307,411	1,364,905
LONG TERM LIABILITIES
Deferred license fee		243,885	416,039
Convertible debt, net of discount	Note 9	893,627	-
Conversion option liability	Notes 3, 9 & 13	1,478,670
Total Long Term Liabilities		2,616,182	416,039
TOTAL LIABILITIES		3,923,593	1,780,944
COMMITMENTS AND CONTINGENCIES (NOTE 19)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.62 (40 pence) par value, 100,000,000;
7,734,408 and 7,645,802 shares issued and outstanding, respectively		4,996,339	4,939,395
Share premium		86,797,791	85,546,880
Accumulated deficit		(85,786,845)	(80,627,376)
Accumulated other comprehensive income		38,079	46,092
Total Stockholders' Equity		6,045,364	9,904,991
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$9,968,957	$11,685,935

See accompanying notes to the consolidated financial statements.

SENETEK PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES
Royalty and license fees	$1,623,346	$1,541,095
Product sales	70,574	366,123
TOTAL REVENUES	1,693,920	1,907,218

COST OF SALES
Royalty and license fees	(744,777)	(669,555)
Product sales	(5,246)	(35,422)
TOTAL COST OF SALES	(750,023)	(704,977)

GROSS PROFIT	943,897	1,202,241

OPERATING EXPENSES
Research and development	(228,663)	(1,275,405)
Exploration expense	(134,545)	-
Administration, sales and marketing	(4,942,595)	(5,153,985)
Loss on sale of skincare line	(224,728)	-
Loss on disposal of assets	(3,833)	-
Provision for long term note receivable - related party	(540,000)
TOTAL OPERATING EXPENSES	(6,074,364)	(6,429,390)

LOSS FROM OPERATIONS	(5,130,467)	(5,227,149)

OTHER INCOME (EXPENSE)
Interest income	100,325	124,286
Interest expense	(223,969)	(864)
Other income	10,304	1,686
Change in fair value of warrant liability	53,055	-
Change in fair value of conversion option	663,148	-
Loss on extinguishment of debt	(1,004,619)	-
TOTAL OTHER INCOME (EXPENSE)	(401,756)	125,108

LOSS BEFORE TAXES	(5,532,223)	(5,102,041)

INCOME TAX BENEFIT (EXPENSE)	372,754	(3,690)

NET LOSS	$(5,159,469)	$(5,105,731)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.67)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,709,482	7,645,802

See accompanying notes to the consolidated financial statements.

SENETEK PLC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Accumulated
					Other	Total
	Ordinary Shares		Share	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Premium	Deficit	Income	Equity

Balance, December 31, 2008	7,645,802	$4,939,395	$85,200,880	$(75,521,645)	$33,024	$14,651,654

Stock based compensation expense related to employee
and director stock options			346,000			346,000

Comprehensive loss:
Net loss				(5,105,731)		(5,105,731)
Translation adjustments					13,068	13,068
Total comprehensive loss						(5,092,663)
Balance, December 31, 2009	7,645,802	4,939,395	85,546,880	(80,627,376)	46,092	9,904,991

Stock based compensation expense related to employee
and director stock options			653,199			653,199

Warrants issued for convertible debt, net of financing fees			464,448			464,448

Beneficial conversion rights, net of financing fees			98,448			98,448

Stock issued for financing fees	84,906	55,189	34,811			90,000

Stock issued for investment in Hecla Mining	2,800	1,755	5			1,760

Comprehensive loss:
Net loss				(5,159,469)		(5,159,469)
Unrealized gain on investments					492	492
Translation adjustments					(8,505)	(8,505)
Total comprehensive loss						(5,167,482)
Balance, December 31, 2010	7,734,408	$4,996,339	$86,797,791	$(85,786,845)	$38,079	$6,045,364

See accompanying notes to the consolidated financial statements.

SENETEK PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,159,469)	$(5,105,731)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	3,034	72,000
Loss on retirement/sale of assets	-	24,000
Change in allowance for doubtful accounts	(5,278)	(8,000)
Loss on sale of skincare line	224,728	-
Loss on abandonment of assets	5,998	-
Stock based compensation	653,199	346,000
Amortization of debt discount and deferred financing fees	220,344	-
Change in fair value of warrant liability	(53,055)	-
Change in fair value of option liability	(663,148)	-
Provision for note receivable	540,000	-
Loss on extinguishment of debt	1,004,619	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	21,511	(154,656)
Other receivables	110,679	380,258
Inventory	(121,319)	(146,944)
Other current assets	73,298	42,512
Prepaid oil and gas	(193,999)	-
Interest receivable - related party	(87,584)	-
Receivable - related party	(79,794)	-
Increase (decrease) in:
Accounts payable	(118,222)	(76,113)
Accrued liabilities	(105,810)	(412,545)
Deferred revenue and license fees	(173,918)	(175,832)
Net cash provided (used) by operating activities	(3,904,186)	(5,215,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption(purchase) of short-term investments	6,500,000	3,643,430
Purchase of note and contractual rights receivable, net	(5,000,000)	-
Cash advance for note receivable	(1,800,000)	-
Purchase of investments	(352,156)	-
Purchase of property and equipment	-	(42,415)
Purchase of oil & gas lease and well equipment	(307,241)	-
Acquisition of oil & gas unproved property	(108,397)	-
Net cash provided (used) by investing activities	(1,067,794)	3,601,015

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	3,000,000	-
Payments on convertible debt	(35,000)
Financing fees paid	(501,622)	-
Net cash provided by financing activities	2,463,378	-

Net foreign exchange differences	(8,505)	13,341

Net increase (decrease) in cash and cash equivalents	(2,508,602)	(1,614,036)

Cash and cash equivalents, beginning of year	4,231,804	5,832,499

Cash and cash equivalents, end of year	$1,714,697	$4,231,804

Supplemental cash flow information:
Income taxes paid	$-	$6,191
Interest paid		864
Noncash investing and financing activities:
Initial valuation of derivative liability	$-	$53,055
Warrants issued with convertible debt	$578,541	$-
Beneficial conversion rights to convertible debt	$122,541	$-
Stock issued for financing fees	$90,000	$-
Note and contractual rights receivable accrued as accounts payable	$360,000	$-
Stock issued for investment	$1,760	$-

See accompanying notes to the consolidated financial statements.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Historically, Senetek PLC had been focused on the skincare and pharmaceutical businesses.  In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector.  Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio.  We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable; fair value of derivatives, investments, and stock compensation awards, realizability of deferred tax assets; and the impairment of long lived assets.

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

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2010 and 2009, the Company held $1,197,655 and $69,000, respectively, in bank balances in excess of the insurance limits.

Investments in Marketable Securities

The Company accounts for marketable securities as required by ASC 320 Investments – Debt & Equity Topic of the FASB Accounting Standards Codification.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts. Interest earned on these securities is included in interest income.

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.   Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale or determination of an other than temporary impairment of securities occurs.

Investment securities are reviewed for impairment in accordance with ASC 320-10-35. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

Revenue, Deferred Revenue and Accounts Receivable

The Company recognizes revenue for its pharmaceutical business when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

The Company recognizes revenue from skincare product sales in the physician channel of distribution when the product is shipped. For sales of skin care products the Company provides no return right to its customers. Product sales ceased with the sale of the skincare line in March 2010.

Oil and gas revenues will be recorded using the sales method.  Under this method, the Company will recognize revenues based on actual volumes of oil and gas sold to purchasers.

For its other channel of distribution, the Company has a 30-day return policy. Therefore, revenue associated with this channel is deferred for 30 days following the sale. Revenue recognized for the years ended December 31, 2010 and 2009 in this channel was $0 and $17,000, respectively. Deferred revenue as of December 31, 2010 and 2009 was $0 and $2,000, respectively.

Included in revenue are fees charged to customers for shipping and handling. Such revenue amounted to $358 and $1,000 for the years December 31, 2010 and 2009, respectively. Shipping and handling costs incurred in a sales transaction to ship products to customers are included as a component of cost of sales.

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

Inventories and Inventory Reserves

Inventories, consisting of raw materials, work in process and finished goods, are stated at cost. Inventories are valued at the lower of cost or market using the first in, first out method.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities.  Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Other unproved properties will be amortized based on management’s estimates of successful drilling and average holding period.  Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.  Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any unrecorded impairment if the property had been assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Research and Development

Expenditures on research and development are expensed as incurred.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31
	2010	2009

Numerator:
Net loss	$(5,159,469)	$(5,105,731)

Denominator:
Basic weighted average ordinary shares outstanding	7,709,482	7,645,802
Potentially dilutive common stock equivalents	—	—

Diluted weighted average ordinary shares outstanding	7,709,482	7,645,802

Options, warrants, and shares related to the convertible note totaling 8,460,220 and 1,414,000 shares were outstanding at December 31, 2010 and 2009, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Financial Instruments

The carrying values of cash, investments, receivables, notes receivable, and warrant liability approximate their fair values due to the short-term nature of these items. The carrying values of warrants liabilities and conversion option liabilities are adjusted to fair value as of year end.    The fair value of the convertible debt at December 31, 2010 is approximately $3,000,000 based upon the market value of the Company’s stock on that date.     Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair Value Measurements

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:
a.	the fair value measurement;
b.
the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.
for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings  are reported in the statement of operations;

2)
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3)	purchases, sales, issuances, and settlements (net); and
4)	transfers into and/or out of Level 3.
d.
The amount of the total gains or losses for the period in (c)(1) included in earnings  that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

e.	In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

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

Stock Compensation Expense

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value.

Advertising Expenses

The Company’s policy is to expense advertising costs as incurred. Advertising expenses for the 2010 and 2009 were $0 and $108,000, respectively.

Recent accounting pronouncements

In January 2010, FASB issued ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements which requires new disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. Specifically, for assets and liabilities that are measured at fair value on a recurring basis in periods after initial recognition. This ASU also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20) which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. Effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of this guidance has not, and is not expected to have a material impact on our consolidated financial statements.

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on our consolidated financial statements.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation.  These reclassifications have resulted in no changes to the Company’s accumulated deficit and net losses presented in prior periods.

NOTE 3 – CONCENTRATION OF RISK

The Company’s customers are located principally in the United States. One customer in the skincare segment and one customer in the pharmaceutical segment accounted for approximately 9% and 72% of net revenue, respectively, and 0% and 96% of net receivables, respectively, in 2010 and 2009.

Concentration of credit risk with respect to other trade receivables is limited due to the number of customers comprising the Company’s customer base and their dispersion across different geographic regions.

NOTE 4 –INVESTMENTS  - HELD TO MATURITY

Investments – Held to Maturity represent certificates of deposit (CDARS) with various financial institutions totaling $0 and $6,500,000 at December 31, 2010 and 2009, respectively. Each CDAR held at December 31, 2009 had a principal balance of approximately $99,000 and is outstanding for a period of six months.  At December 31, 2009, the fair market value approximated the cost and it was the intent of the Company to hold these investments until they mature.

NOTE 5 - INVESTMENTS - AVAILABLE FOR SALE

The following summarizes the securities available for sale at December 31, 2010.

	Number of Shares	Cost	Fair Value (Level 1 Inputs)

Security

Hecla Mining Company	200	$1,760	$2,252

Pan Minerals Oil & Gas	1,050,000	352,156	352,156

		$353,916	$354,408

The fair value of securities is determined by quoted market prices.

NOTE 6 - INVENTORY

Inventory consists of the following:

	December 31, 2010	December 31, 2009

Raw materials	$-	$175,000
Work in process	-	3,149
Finished goods	129,794	134,000

Total inventory	$129,794	$312,149

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2010	December 31, 2009

Cost:
Office furniture, fixtures and equipment	$38,446	$138,008
Plant and laboratory equipment	-	178,739
Leasehold improvements	-	100,448

	38,446	417,195

Accumulated depreciation:
Office furniture and fixtures	38,446	119,083
Plant and laboratory equipment	-	157,538
Leasehold improvements	-	96,277

	38,446	372,898

Net carrying value	$-	$44,297

Depreciation expense for the years ended December 31, 2010 and 2009 was $3,034 and $72,000, respectively. During 2010, the majority of the Company’s property and equipment were sold as part of the asset purchase agreement with Skinvera LLC. See Note 8.

NOTE 8 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin.   Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note.  The Company, was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from the Company pursuant to the Asset Purchase Agreement.   The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million; $10,182 was recognized as royalty income under this arrangement during the year ended December 31, 2010.  The Company and Mr. Massino amended the Asset Purchase Agreement such that in the event of a near term transaction resulting (i) in the change of control, directly or indirectly, of at least 50% of the equity interests of the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets, the Company shall be entitled to receive (i) 50% for the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) the 25% of the after-tax price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012.  A loss on the sale of approximately $225,000 was recognized during the quarter ended March 31, 2010.  This transaction was not accounted for as a discontinued operation as the Company retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the approximate carrying value of the assets and liabilities that were acquired by Skinvera.

Inventory	$309,000
Inventory Reserves	(5,000)
Fixed Assets	113,000
Accum Depr – Fixed Assets	(78,000)
Accounts Receivable, net of allowances	(1,000)
Prepaid Insurance	18,000
Accrued Liabilities	(139,000)
Net assets sold	$217,000

During the year ended December 31, 2010, the Company recorded an allowance of $540,000 against the note and interest receivable based on an estimate to the ultimate collectability of amounts due, based on management’s knowledge of Skinvera’s business activities as of December 31, 2010.

NOTE 9 – CONVERTIBLE DEBT

In March 2010, the Company and DMRJ Group, LLC, affected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ Group, LLC (“DMRJ”) is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P. (“Platinum”), an accredited institutional investor with its investment manager headquartered in New York, New York.   See Note 11 regarding a separate transaction with Platinum.

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and initially convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of 7 years.  The note may be converted prior to the end of the 7 years, and is mandatorily convertible on the due date.  The note may not be settled in cash, except in the event of default or at the option of the Company. Financing costs of approximately $592,000 were incurred, of which approximately $454,000 was allocated to the note and recorded as deferred financing costs.  Additionally the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price of $1.75, risk free interest rate of 2.39%, expected life of five years, and expected volatility of 56.9% with no dividends expected to be issued. The fair value of the warrants totaled $578,541 at the issuance date and this amount, net financing costs of $114,093, was recorded as a debt discount with a credit to additional paid in capital. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $122,541 and this amount, net financing costs of $24,093, was recorded as a debt discount with a credit to additional paid in capital.  The fair value of the warrants, beneficial conversion and deferred financing costs were being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements.

In connection with the Transaction, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino was retained as a part-time consultant to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share.  Approximately $353,100 of compensation expense was recognized during the year ended December 31, 2010 as a result of the repricing.   Mr. Massino was paid $1,286,874 and Mr. O’Kelley was paid $107,500 in severance payments respectively.  The severance payments were recognized as expense during the year ended December 31, 2010.

John P. Ryan was appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors. In addition, Mr. Howard Crosby was appointed to succeed Mr. O’Kelly as the Chief Financial Officer and to the Board of Directors and Dr. Wesley Holland was appointed to the Board of Directors.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2010, the Company and DMRJ agreed to amend the terms of the currently outstanding $3.0 million convertible note issued pursuant to the Securities Purchase Agreement to (i) reduce the conversion price set forth in the Note to $0.70 (subject to further adjustment as currently set forth in the Note) and (ii) so long as the Note is unpaid and outstanding, if the Company enters into any subsequent financings on terms more favorable to an investor than the terms governing the Note, as determined by DMRJ, then DMRJ may exchange the Note for the securities issued or to be issued in connection with such subsequent financing.  Other terms of the original convertible note remained the same.

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the convertible note. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amended and restated debentures constituted a substantial modification. During the year ended December 31, 2010, the Company recognized a loss on extinguishment of the convertible note of $1,004,619 representing the difference between the fair value of the amended and restated convertible note and the carrying value of the original convertible note.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $2,141,818 for the embedded conversion option liability associated with the amended convertible note with an offset to the carrying value of the debt. The assumptions used in the Black-Scholes option pricing model at November 9, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.2%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.33 years. The fair value of the embedded conversion option was $1,478,670 at December 31, 2010, representing a decrease in the fair value of the liability of $663,148 during the year ended December 31, 2010. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 60.7%, (3) risk-free interest rate of 2.01%, and (4) expected life of 4.19 years.

NOTE 10 – OIL AND GAS PROPERTIES

In the second quarter of 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc. (“SDX”) in which the Company purchased a 15% of a 69% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the initial test well as a dry hole. The drilling of the Initial Test Well commenced on September 1, 2010, and $195,137 in intangible drilling cost, $69,975 in lease and well equipment, $22,952 in prepaid expense and $8,305 in lease operating expense was spent per the Participation Agreement. This well was completed for production and achieved commercial production in early 2011. The well was completed in the Mississippian formation, which was the lowest of the targeted production horizons, and after initial production rates in the 50-70 barrel per day ranges, has leveled off at a steady production rate of approximately 30 barrels per day, with virtually no water cut.

Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug an abandon it as a dry hole. During the quarter ended December 31, 2010 drilling commenced on the second  test well, the McCarthy #1,  and $171,048 in prepaid expense, $21,803 in intangible drilling costs, $20,326 in lease and well equipment, and $1,452 in lease operating expense was spent per the Participation Agreement. The well commenced drilling during the first week of January 2011, and achieved a total depth of 10,500 feet. Flow rate tests on the well are scheduled for the Spring 2011.

Contemporaneously with the Agreement, SDX executed an operating agreement naming Breck Operating Corp. as the Operator of all operations and other activities conducted on the Subject Leases.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, the Company consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum (“Seller”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million and an additional $360,000 in acquisition costs.  The amount purchased represented 45.144% of Platinum’s holdings on the date of the transaction.  The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The Debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada.

The Company received only the following representations from the Seller in substantially the following form: (i) Seller has good and valid title to the Notes and has not pledged or transferred the Notes, or any of the Claims, to any third party, and (ii) upon acquisition of the Company’s interest in the Seller Claims as contemplated hereby, the Company will acquire such interest free and clear of any liens or encumbrances made by or through Seller; (iii) Debtor has not in its bankruptcy action, as of the date hereof, contested the validity, perfection or priority of any security interest in collateral securing the Seller Claims and (iv) no consent or filing with the court having jurisdiction in the bankruptcy action is necessary or required in connection with the sale of the  Company interest in the Seller Claims.

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010. See Note 21 Subsequent Events for events that have occurred after year end as it relates to this receivable.

Until the bankruptcy is resolved, a group of secured creditors, including the Company and Platinum, have been overseeing the ongoing maintenance costs associated with the Relief Canyon Mine.    Through December 31, 2010, the Company has a receivable from the group of $79,794 associated with its contribution to these costs.

NOTE 12 – ACCRUED LIABILITIES

Accrued liabilities comprise the following:

	December 31, 2010	December 31, 2009

Accrued salaries and benefits	$-	$81,568
Legal and professional fees	-	100,000
Audit and tax fees	172,000	150,363
Accountancy fees	-	9,534
Other liabilities and accruals	25,512	100,500

	$197,512	$441,965

NOTE 13 – DERIVATIVES

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	Balance Sheet Location	December 31, 2010	December 31, 2009

Warrant	Current liabilities	$-	$53,055
Conversion option liability	Long-term liabilities	$1,478,670	$-

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at December 31, 2010:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Warrant	375,000	None	60.5%	0.07%	.17	$.71
Conversion option	4,235,714	None	60.7%	2.01	4.19	$.71

On January 1, 2009, the Company recorded the value of its stock purchase warrants outstanding on that date as a liability in accordance with ASC 815 Derivatives and Hedging.  Below is the cumulative effect of recording the warrant liability:

	Other Liability	Share Premium	Accumulated Deficit
	Increase/(decrease)
January 1, 2009 derivative instrument liability related to warrants	$53,055	$—	$53,055
Reversal of prior accounting related to warrants	—	(500,000)	(500,000)

	$53,055	$(500,000)	$(446,945)

NOTE 14 – STOCK OPTION PLANS

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members.  The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors.

Effective March 10, 2010, in accordance with the Security Purchase Agreement (See Note 9) dated March 4, 2010, between Senetek and DMRJ, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non-officers and directors were not extended or re-priced, compensation expense of approximately $353,100 was recognized during the year ended December 31, 2010.

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members.  The fair value of option grants is estimated on the date of grant using the Black-Scholes model to value the stock option based on its terms and conditions. The stock-based compensation balance is adjusted for estimated forfeitures of 2%, based on historical pre-vesting forfeitures.  The Company used a 0% forfeiture rate for options granted to its Officers and Directors.  The following assumptions were used to estimate fair value of the options issued during the year ended December 31, 2010: market price of 1.05, exercise price of 1.05, risk-free interest rate of approximately 2.43%; volatility of 58.9%; and a life of 5 years.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued.  Both share option plans expired in December 2005.  Options issued under the two expired plans remain in place, subject to the original terms of each plan.

The intrinsic value of all of the Company’s outstanding vested stock options at December 31, 2010, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

			Senetek	Outside
	Plan	Plan	Equity	of
	1	2	Plan (1)	Plan

Balances, December 31, 2008	121,875	62,500	937,500	95,443
Granted	-	-	-	28,000
Exercised	-	-	-	-
Expired	(121,875)	-	-	(58,500)

Balances December 31, 2009	-	62,500	937,500	64,943
Granted	-	-	-	950,000
Exercised	-	-	-	-
Expired	-	(31,250)	(937)	(2,500)
Reinstated as part of repricing	37,500	-	-	-

Balances, December 31, 2010	37,500	31,250	936,563	1,012,443

Exerciseable at December 31, 2010	37,500	31,250	929,377	479,611

Weighted average exercise price at December 31, 2010	$1.25	$1.25	$1.27	$1.06

Weighted average contractual life at December 31, 2010 in years	4.16	4.16	4.16	4.33

(1) includes 25,781 of restricted stock issued in 2007,

NOTE 15 – STOCK COMPENSATION EXPENSE

The following table summarizes stock-based compensation expense for the year ended December 31, 2010 and 2009, which was allocated as follows:

	Year Ended December 31,
	2010	2009
Stock-Based Compensation Expense
Administration, sales and marketing	$653,199	$345,000
Research and development	-	1,000
Stock-based compensation expense included in operating expenses and net loss	$653,199	$346,000

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 the unrecorded deferred stock-based compensation balance related to stock options was approximately $248,000 and was expected to be recognized over a period of .50 years.  As of December 31, 2009, the unrecorded deferred stock-based compensation balance related to stock options was approximately $278,000 and was expected to be recognized over a weighted average period of 1.61 years.

Effective March 10, 2010, in accordance with the transaction between Senetek and DMRJ Group LLC, vesting was accelerated for all options. See Note 8 for additional information.

NOTE 16 – STOCKHOLDERS EQUITY

The following warrants were outstanding at December 31, 2010:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011
Convertible Debt Warrants	1,800,000	$1.75	March 2015

The following warrants were outstanding at December 31, 2009:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011

The series E warrants were issued in association with the retirement of senior secured notes in March 2006. The warrants entitled the holder to purchase ordinary shares convertible into American Depositary Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date.

The convertible debt warrants were issued in association with the March 2010 Security Purchase Agreement (see Note 9) with DMRJ Group, LLC.  The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date.

NOTE 17 - TAXATION

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Senetek is incorporated in England with branch operations in the U.S. along with two U.S. subsidiaries and a Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. branch and U.S. subsidiaries are subject to United States tax only. U.K. tax law presently allows excess current year trading losses to be offset against trading profits of the prior year, without limit; and £50,000 of trading losses against trading profits in the two years preceding that. Since there are no taxable profits to offset in the preceding three years, for which relief is available, it will not be possible to carry-back U.K. tax losses arising in the 2010 period. The full amount will therefore be carried forward.

Per IRC Section 56(d), the Company may carry-back 100% of its 2009 or 2010 AMT net operating losses back three, four or five years under IRC Section 172(b)(1)(h).   During the year ended December 31, 2010, the Company filed a carry-back claim back to its 2005, 2006 and 2007 tax years and received a refund of $372,754 which has been recognized as an income tax benefit

	Year ended December 31
	2010	2009

Loss from operations before income taxes included the following:
U.S. loss	$(5,233,185)	$(4,396,942)
Foreign loss	(299,038)	(708,099)

Total loss	$(5,532,223)	$(5,105,041)

	Year ended December 31
	2010	2009

Income tax provision (benefit) is comprised of the following:
Current federal taxes	$—	$—
Current state and local taxes	—	3,690
Current foreign taxes	—	—
Federal tax refund for prior year income taxes	(372,754)

Total tax provision (benefit)	$(372,754)	$3,690

Income tax provision or benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	2010	2009
Computed expected tax benefit	34%	34%
State tax rate, net of federal benefit	1%	5%
Timing differences and losses for which no benefit has been recognized	(26)%	(33)%
Credits and other	(2)%	(6)%

	7%	0%

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities are as follows (1):

	December 31
	2010	2009

Net operating loss carryforwards	$22,428,000	$20,177,000
Reserves and accruals	403,000	280,000
Stock-based compensation	1,288,000	1,010,000
Financial instruments	102,000	—
Depreciation and amortization	343,000	332,000
Other	3,000	5,000
Tax credits	191,000	228,000

Gross deferred tax asset	$24,758,000	$22,032,000
Valuation allowance	(24,758,000)	(22,032,000)

Net deferred tax asset	$—	$—

(1)	No deferred tax liability at December 31, 2010 or 2009

Included in Senetek’s net operating loss carryforwards are provisional tax losses available to the Company in the U.K., estimated to be approximately $49,319,000 at the end of fiscal year 2010. The U.K. tax loss carryforwards are available indefinitely against profits from the same trade carried on in the U.K. The U.K. tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

At December 31, 2010, the Company has federal net operating loss carryforwards of approximately $23,950,000. Federal net operating losses expire at varying dates from 2011 through 2030. At December 31, 2010, California net operating losses are estimated to be $8,375,000. California net operating losses expire at varying dates from 2011 through 2020.   Research and development tax credits of approximately $153,000 expire at varying dates from 2011 to 2029.

The Company is considered a loss corporation per Internal Revenue Code Section 382. The Company has not experienced an ownership change as defined in Section 382 and therefore is not limited in its utilization of U.S. NOL carryovers and other tax attributes at December 31, 2010. As a result of the March 2011 Iron Eagle acquisition described in Subsequent Events (Note 21), the Company has yet to perform an analysis of any ownership change and the potential effect on its NOLs.

The Company adopted the provisions of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes on December 31, 2007, and accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date. In this regard, an uncertain tax position represents its expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. For the years ended December 31, 2010 and 2009, the Company had no unrecognized tax benefits. The Company does not expect there to be any material changes to the assessment of uncertain tax positions over the next twelve months.

During 2010 and 2009, the Company had no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between its uncertain tax positions and the amount deducted or expected to be deducted in its tax returns. During 2010 and 2009, the Company did not accrue or pay for any interest and penalties.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to routine corporate income tax audits in the U.S. and the U.K. The statute of limitations for the Company’s 2006 through 2009 tax years remain open for U.S. purposes. The statute of limitations for the Company’s 2009 tax year remains open for U.K. purposes. NOL carryforwards generated in 1995 through 2009 remain open to examination by the major domestic taxing jurisdictions.

At December 31, 2010 and 2009, management did not consider it more likely than not that it’s net deferred tax assets would be realizable and, as a result, the Company has established a 100% valuation allowance against such assets. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was increases of approximately $2,800,000 and $1,631,000, respectively. The change in the valuation allowance is primarily related to changes in the Company’s NOLs.

NOTE 18 – SEGMENT REPORTING

Senetek is comprised of three business segments: compounds addressing photoaging and other skincare needs (“Skincare”); pharmaceuticals, currently principally those addressing sales of monoclonal antibodies, erectile dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”), and natural resources. The Company’s organization is structured in a functional manner.  Natural resources became a new segment during the year ended December 31, 2010.

Financial information regarding the operating segments was as follows:

2010
	Skincare	Pharmaceutical	Natural Resources	Total

Revenue	$256,771	$1,437,149	$—	$1,693,920
Cost of sales	19,866	730,157	—	750,023
Gross Profit	236,905	706,992	—	943,897
Gross Profit Percentage	92%	49%	0%	56%
Exploration expense			(134,545)	(134,545)
Loss on skincare line	(224,728)			(224,728)
Unallocated operating expenses				(5,715,091)
Operating income (loss)	$12,177	$706,992	$(134,545)	$(5,130,467)
Assets	$10,182	$41,543	$689,431	$741,156
Unallocated Assets				9,227,801
Total Assets				$9,968,957

2009
	Skincare	Pharmaceutical	Natural Resources	Total

Revenue	$539,277	$1,367,941	$—	$1,907,218
Cost of sales	35,422	669,555	—	704,977
Gross Profit	503,855	698,386	—	1,202,241
Gross Profit Percentage	94%	51%	0%	63%
Unallocated operating expenses				(6,429,390)
Operating income (loss)	$503,855	$698,386	$—	$(5,227,149)
Assets	$320,171	$393,338	$—	$713,509
Unallocated Assets				10,972,426
Total Assets				$11,685,935

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s customers are principally in the United States.

Geographic Areas	2010	2009

Net revenue
United States	$1,693,920	$1,903,218
Other foreign countries	-	4,000

Total consolidated	$1,693,920	$1,907,218

Long-lived assets
United States	$415,638	$21,882
United Kingdom and Denmark	-	22,415

Total long-lived assets	$415,638	$44,297

The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public and from where the primary sales and development of skincare activities are directed.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Research and Commercial Agreements

An agreement with the Institute of Experimental Botany (the “Institute”) was extended in the second quarter 2009 for an additional six years through December 31, 2014. Under this agreement Senetek is committed to pay $100,000 in 2009, $80,000 in 2010 and $75,000 in each of the years 2011 through 2014 to support the Institute’s continued research on certain cytokinins. This agreement provides exclusive global licenses for all applications to any cytokinin developed, in-licensed or otherwise acquired by the Institute and the right to co-exploit with the Institute any cytokinins that Senetek does not elect to in-license. Senetek also has a right of first refusal before the Institute can license any of its non-cytokinin compounds to any third party for cosmeceutical or anti-aging dermatological applications. In addition, a new group of compounds, “supercytokinin plus”, has been added to the agreement. The Institute will also perform enhanced research activities in the areas of pre-selective assay, development of analytical methods, stability testing, large scale synthesis and molecular mechanism of action. The 2009 commitment of $100,000 was paid in the second quarter of 2009. As part of the March 2010, Asset Purchase Agreement between Senetek and Skinvera, the liability for this agreement was transferred to Skinvera as described in Note 8.

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

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2006, the Company agreed to the assignment of the Signet agreement to Covance in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to Senetek of $860,000 per year through the term of the license.

Legal Proceedings

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission.  Management does not believe the claim has any merit and intend to defend the claim vigorously. No expense was recorded as a result of this lawsuit during the year ended December 31, 2010.

Employment Contracts

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months.  For the year ended December 31, 2010, approximately $252,000 of compensation expense relating to these stock options has been recognized and $278,000 of compensation expense relating to unvested shares at December 31, 2010 will be recognized as compensation expense in 2011.

Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of December 31, 2010.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed in Notes 8 and 11, the Company had the following related party transactions:

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009 and prior to that was a partner of the law firm Baker & McKenzie LLP. Both law firms have rendered legal services to the Company. 2010 and 2009 legal fees paid to Baker & McKenzie LLP totaled $0 and $56,000, respectively. Legal fees paid to DLA Piper US, LLP in 2010 and 2009 were $180,850 and 0, respectively.

Dr. Brian Clark, Chief Scientist for the Company until January 31, 2010, earned a consulting fee of $108,000 in 2009.

Wesley Holland, one of the Company’s directors, provides certain consulting services in connection with developing and marketing life science technologies and products. The Company has paid Dr. Holland a total of approximately $100,000 during the year ended December 31, 2010. No such payments were made in 2009.

The Company allotted 1,400 of ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of 100 shares each of common stock of Hecla Mining Company, a NYSE-listed corporation.

NOTE 21 – SUBSEQUENT EVENTS

Iron Eagle Acquisitions, Inc.     On March 16, 2011, the Company entered into a stock-for-stock exchange agreement (the “Exchange Agreement”) with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, Chester Mining Company, an Idaho Corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”). Pursuant to the Exchange Agreement, the Company issued ordinary shares in exchange for all of the outstanding shares of Iron Eagle. The closing occurred on March 17, 2011. At the closing (i) the Company issued 5,500,000 ordinary shares to BPMI and 2,650,000 ordinary shares to CHMN, (ii) the Company acquired all of the outstanding shares of Iron Eagle and Iron Eagle became a wholly-owned subsidiary of the Company, (iii) John Ryan, the Company’s Chief Executive Officer, was appointed as the sole director and officer Iron Eagle, (iv) John Ryan and Howard Crosby, the Company’s President and Chief Financial Officer, were appointed directors of CHMN, and (v) John Ryan and Howard Crosby were appointed directors of BPMI. The shares of Iron Eagle acquired in the transaction were valued at $6,520,000.

Iron Eagle is a newly formed corporation which holds patented mining claims, consisting of approximately 294 acres located in Siskiyou County, California, known as the Grey Eagle Mine, and approximately 138 acres located in Lemhi County, Idaho.

Relief Canyon Project

In connection with the bankruptcy proceedings, Platinum, Lakewood and the Company submitted a bid to secure ownership of all the Relief Canyon Mine (see Note 11) and mill assets. On February 7, 2011, the bid was accepted by the bankruptcy court. The bid included no additional funds to be paid by the group. Platinum, Lakewood and the Company have a period of 15 months from the date of the end of the bid process to finalize the transfer of the Relief Canyon Mine and mill assets to Platinum, Lakewood and the Company.

SENETEK PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Articles of Association

On March 30, 2011, the Company’s shareholders adopted by a special resolution at the Annual General Meeting of Shareholders an Amended and Restated Articles of Association in order be consistent with current general corporate practices pursuant to the Companies Act 2006. Among other things, the amended and restated Articles of Association update company law references and allow additional flexibility to the management and day-to-day operation of the Company. The Company’s old articles of association were derived from companies legislation passed in 1948.