Form 10-Q
period 2011-03-31
SENETEK PLC /ENG/
filed 2011-05-20
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 19, 2011, the registrant had 15,919,222 ordinary shares outstanding, including 7,574,571 shares issued as of May 19, 2011 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

SENETEK PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,031,639	$1,714,697
Investments - available for sale (cost $353,916)	889,984	354,408
Trade receivables (net of allowances of $0 in 2011 and $5,000 in 2010)	339,565	295,791
Other receivables	47,191	20,217
Inventory	129,794	129,794
Prepaid oil and gas expense	33,350	193,999
Receivable - related party	315,122	79,794
Other current assets	65,337	57,035
Total Current Assets	2,851,982	2,845,735
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	149,647	108,397
Wells and related equipment	528,205	307,241
	677,852	415,638
MINING PROPERTIES
Mining claims	6,357,000	-
OTHER ASSETS
Note and interest receivable, net - related party	1,366,225	1,347,584
Note and contractual rights receivable	5,360,000	5,360,000
Total Other Assets	6,726,225	6,707,584
TOTAL ASSETS	$16,613,059	$9,968,957
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,068,264	$937,745
Accrued liabilities	156,392	197,512
Deferred revenue and license fee	172,154	172,154
Total Current Liabilities	1,396,810	1,307,411
LONG TERM LIABILITIES
Deferred license fee	200,847	243,885
Convertible debt, net of discount	1,015,553	893,627
Conversion option liability	1,584,185	1,478,670
Total Long Term Liabilities	2,800,585	2,616,182
TOTAL LIABILTIES	4,197,395	3,923,593
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000;
15,883,508 and 7,645,802 shares issued and outstanding	10,049,339	4,996,339
Share premium	88,192,674	86,797,791
Accumulated deficit	(86,397,314)	(85,786,845)
Accumulated other comprehensive income	570,965	38,079
Total Stockholders' Equity	12,415,664	6,045,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,613,059	$9,968,957

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUES
Royalty and license fees	$345,150	$429,968
Product sales	-	70,574
Oil and gas revenue	27,272	-
TOTAL REVENUE	372,422	500,542

COST OF SALES
Royalty and license fees	135,950	199,442
Product sales	-	5,246
TOTAL COST OF SALES	135,950	204,688

GROSS PROFIT	236,472	295,854

OPERATING EXPENSES
Research and development	30,568	173,010
Administration, sales and marketing	597,001	2,600,162
Oil and gas exploration expense	10,219	-
Loss on sale of skincare line	-	217,664
TOTAL OPERATING EXPENSES	637,788	2,990,836

LOSS FROM OPERATIONS	(401,316)	(2,694,982)

OTHER INCOME (EXPENSE)
Interest income	19,547	13,179
Interest expense	(121,925)	(12,174)
Other income (expense)	(1,260)	-
Change in fair value of warrant liability	-	53,055
Change in fair value of option liability	(105,515)	-
TOTAL OTHER INCOME (EXPENSE)	(209,153)	54,060

LOSS BEFORE TAXES	(610,469)	(2,640,922)

INCOME TAX EXPENSE	-	-

NET LOSS	$(610,469)	$(2,640,922)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.06)	$(0.35)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	10,450,175	7,645,802

SENETEK PLC
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Accumulated
					Other
	Ordinary	Share	Accumulated	Comprehensive	Stockholders'	Total
	Shares	Amount	Premium	Deficit	Income	Deficit
Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,376)	$46,092	$9,904,991

Stock based compensation expense related to employee and director stock options			653,199			653,199

Warrant issued for convertible debt, net of financing fees			464,448			464,448

Beneficial Conversion Rights, net of financing fees			98,448			98,448

Stock issued for financing fees	84,906	55,189	34,811			90,000

Stock issued for investment in Hecla Mining	2,800	1,755	5			1,760

Comprehensive loss:

Net loss				(5,159,469)		(5,159,469)

Unrealized gain on investments					492	492

Translation adjustments					(8,505)	(8,505)

Total comprehensive loss						(5,167,482)

Balance, December 31, 2010	7,733,508	4,996,339	86,797,791	(85,786,845)	38,079	6,045,364

Stock based compensation expense related to employee and director stock options			90,883			90,883

Stock issued for acquisition of Iron Eagle Acquisitions, Inc	8,150,000	5,053,000	1,304,000			6,357,000

Comprehensive loss:

Net loss				(610,469)		(610,469)

Unrealized gain on investments					536,012	536,012

Translation adjustments					(3,126)	(3,126)

Total comprehensive loss						(77,583)

Balance, March 31, 2011	15,883,508	$10,049,339	$88,192,674	$(86,397,314)	$570,965	$12,415,664

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period Ended	Period Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(610,469)	$(2,640,922)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	-	2,923
Reserve for doubtful accounts	-	(5,278)
Loss on sale of skincare line	-	217,664
Loss on abandonment of assets	-	2,107
Stock based compensation	90,883	400,275
Amortization of debt discount and deferred financing fees	121,926	12,633
Change in fair value of warrant liability	-	(53,055)
Change in fair value of option liability	105,515
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	(43,774)	(24,443)
Other receivables	(26,974)	37,175
Tax receivable	-	(149,094)
Inventory	-	8,475
Other current assets	(8,302)	(279,593)
Prepaid oil and gas expense	160,649
Deferred interest receivable	(18,641)	(6,214)
Receivable related party	(235,328)
Increase (decrease) in:
Accounts payable	130,520	(290,027)
Accrued liabilities	(41,120)	174,506
Deferred revenue and license fee	(43,038)	(44,802)
Net cash used by operating activities	(418,153)	(2,637,670)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of short-term investments	-	2,500,000
Cash advance for note receivable	-	(1,800,000)
Purchase of oil and gas lease and wells and related equipment	(220,964)	-
Acquisition of oil and gas unproved properties	(41,250)	-
Net cash used by investing activities	(262,214)	700,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	-	3,000,000
Financing fees paid	-	(501,622)
Net cash provided by financing activities	-	2,498,378
Net increase (decrease) in cash and cash equivalents	(680,367)	560,708
Net foreign exchange differences	(2,691)	2,276
Cash and cash equivalents, beginning of period	1,714,697	4,231,804
Cash and cash equivalents, end of period	$1,031,639	$4,794,788
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS:
Warrants issued with convertible debt	$-	$578,541
Beneficial conversion rights to convertible debt	$-	$122,541
Stock issued for financing fees	$-	$90,000
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$6,357,000	$

SENETEK PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Historically, Senetek PLC was a life sciences company engaged in the research, development and commercialization of technologies that targeted the science of healthy aging. After an extensive review by the Board of Directors of the Company and outside advisors, the Board elected to change the overall direction of the Company from these sectors to the natural resources sector.

Senetek PLC, together with its subsidiaries (the “Company” which may be referred to as “Senetek”), is a public limited company organized under the laws of England in 1983. Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed under the laws of Denmark.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company recognizes revenue for its pharmaceutical business when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company's shipment terms are FOB shipping point.

Oil and gas revenues are recorded using the sales method.  Under this method, the Company recognized revenues based on actual volumes of oil and gas sold to purchasers.

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

1.
total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings are reported in the statement of operations;

2.
the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3.	purchases, sales, issuances, and settlements (net); and
4.	transfers into and/or out of Level 3.
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

	March 31
	2011	2010

Numerator:
Net loss	$(610,469)	$(2,640,922)

Denominator
Basic weighted average ordinary shares outstanding	10,450,175	7,645,802
Potentially dilutive common stock equivalents	-	-

Diluted weighted average ordinary shares outstanding	10,450,175	7,645,802

Options, warrants, and shares related to the convertible note totaling 8,460,220 and 3,249,662 shares were outstanding at March 31, 2011 and 2010, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

NOTE 3 – LICENSE REVENUES

For the three months ended March 31, 2011 and 2010, royalty and licensing fees recorded were $345,150 and $429,968, respectively, primarily consisting of $345,150 and $385,505, respectively, in royalty revenues related to its agreement with Covance Antibody Services, Inc. (“Covance”).  Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter.  Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall.  In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

	March 31, 2011	December 31, 2010

Finished goods	129,794	129,794
Total inventory	$129,794	$129,794

NOTE 5 – PARTICIPATION AGREEMENT

On January 6, 2011, Senetek PLC (the “Company”) entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250.

NOTE 6 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, Senetek consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“PBMI”) (collectively the “Shareholders”).  Pursuant to the terms of the agreement, Senetek issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle.  John Ryan, the Chief Executive Officer and Chairman of Senetek was appointed as the sole director and officer of Iron Eagle.  As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of Senetek.  The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

Iron Eagle’s sole assets are patented mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Grey Eagle Mine, valued at $4,290,000, and approximately 118 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated wholly to the mining claims.

If the acquisition would have occurred at January 1, 2011, or January 1, 2010, revenue and earnings for the three month periods ended March 31, 2011 and 2010 would not have changed.

Subsequent to the acquisition, both Mr. Ryan and Mr. Crosby were each appointed as Directors of Brush Prairie Minerals, Inc. and of Chester Mining Company.

NOTE 7 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

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

At a bankruptcy hearing held on April 20, 2010, Firstgold’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, Firstgold stipulated to allowing its primary secured lenders, Platinum Long Term Growth, LLC (“Platinum”) and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with Firstgold pursuant to their security interests. The collateral securing their debt obligations includes substantially all of Firstgold’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, Firstgold agreed to relinquish possession of the collateral to allow Platinum and Lakewood to preserve and protect such collateral as of April 21, 2010. Until the bankruptcy is resolved, a group of secured creditors, including the Company and Platinum, have been overseeing the ongoing maintenance costs associated with the Relief Canyon Mine.    Through March 31, 2011, the Company has a receivable from the group of $315,122 associated with its contribution to these costs.

NOTE 8 – STOCKHOLDERS EQUITY

The following warrants were outstanding at March 31, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	1,800,000	.70	March 2015

The following warrants were outstanding at March 31, 2010:
Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Series E	375,000	2.00	March 2011
Convertible Debt Warrants	1,800,000	.70	March 2015

Series E warrants were issued in association with the retirement of senior secured notes in March 2006. The warrants entitled the holder to purchase ordinary shares convertible into American Depositary Receipts of the Company at the purchase prices referred to above at any time commencing 90 days from the date of subscription and prior to the expiration date. These warrants expired in March 2011.

The convertible debt warrants were issued in association with the March 2010 Security Purchase Agreement with DMRJ Group, LLC. The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date.

NOTE 9 – STOCK COMPENSATION EXPENSE

The stock-based compensation expense for the three months ended March 31, 2011 and 2010, was $90,883 and $400,275, respectively. As of March 31, 2011 the unrecorded deferred stock-based compensation balance related to stock options was $152,523 and was expected to be recognized over a period of one year.

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

Effective March 10, 2010, in accordance with the Security Purchase Agreement (See Note 11) dated March 4, 2010, between Senetek and DMRJ, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non-officers and directors were not extended or re-priced, compensation expense of approximately $353,100 was recognized during the year ended March 31, 2010.

The Company adopted the Senetek Equity Plan in 2006 providing for issuance of non-qualified options and restricted stock to employees, non-employees and board members. For the three months ended March 31, 2011 and 2010, no grants were made. As of March 31, 2011, there were 1,012,443 stock options issued outside of the shareholder approved plan.

There are two expired share option plans (Plan 1 and Plan 2) under which stock options to employees, non-executive Directors and consultants had previously been issued.  Both share option plans expired in December 2005.  Options issued under the two expired plans remain in place, subject to the original terms of each plan.

The intrinsic value of all of the Company’s outstanding vested stock options at March 31, 2011, was $0 as the exercise prices of such options exceeded the market price of the Company’s stock.

	Plan 1	Plan 2	Senetek Equity Plan	Outside of Plan

Balances, December 31, 2010	37,500	31,250	936,563	1,012,443

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(6,561)	-

Balances, March 31, 2011	37,500	31,250	930,002	1,012,443

Exercisable at March 31, 2011	37,500	31,250	929,377	412,943

Weighted average exercise price at March 31, 2011	$1.25	$1.25	$1.27	$1.06

Weighted average contractual life at March 31, 2011	3.95	3.95	3.93	4.08

NOTE 10 – ASSET PURCHASE AGREEMENT

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

NOTE 11– CONVERTIBLE DEBT

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

The Company considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the convertible note. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company concluded that the issuance of the amended and restated debentures constituted a substantial modification. During the year ended December 31, 2010, the Company recognized a loss on extinguishment of the convertible note of $1,004,779 representing the difference between the fair value of the amended and restated convertible note and the carrying value of the original convertible note.

The Company complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $2,141,818 for the embedded conversion option liability associated with the amended convertible note with an offset to the carrying value of the debt on the date of the amendment. The assumptions used in the Black-Scholes option pricing model at November 9, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.2%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.33 years. The fair value of the embedded conversion option was $1,584,185 at March 31, 2011, representing a increase in the fair value of the liability of $105,515 during the three months ended March 31, 2011. The assumptions used in the Black-Scholes option pricing model at March 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.1%%, (3) risk-free interest rate of 2.24%, and (4) expected life of 3.95 years.

NOTE 12 – SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2011
	Pharma-ceutical	Skin care	Natural Resources	Total

Revenues	$345,150	$-	$27,272	$372,422
Cost of sales	135,950	-	-	135,950
Gross profit	$209,200	$-	$27,272	$236,472
Gross profit percentage	61%	0%	100%	64%
Exploration expense			(10,219)	(10,219)
Unallocated operating expenses				(627,569)
Operating loss	209,200	-	17,053	$(401,316)
Assets	$442,087	$-	$7,540,245	7,982,332
Unallocated Assets				8,630,727
Total Assets				$16,613,059

	Three Months Ended March 31, 2010
	Pharma-ceutical	Skin care	Natural Resources	Total

Revenues	$385,505	$115,037	$-	$500,542
Cost of sales	198,095	6,593	-	204,688
Gross profit	$187,410	$108,444	$-	$295,854
Gross profit percentage	49%	94%	0%	59%
Exploration expense				-
Unallocated operating expenses				(2,773,172)
Loss on skincare line		(217,664)		(217,664)
Operating loss	187,410	(109,220)	-	$(2,694,982)
Assets	$348,837	$15,669	$-	364,506
Unallocated Assets				11,628,954
Total Assets				$11,993,460

For the three months ended March 31, 2011 and 2010, there were no revenues from outside the United States.

One customer accounted for all pharmaceutical revenues for the three months ended March 31, 2011 and 2010.

One customer accounted for 92% and 93% of accounts receivable at March 31, 2011 and 2010, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Research and Commercial Agreements

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

Legal Proceedings
In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission. Management does not believe the claim has any merit and intends to defend the claim vigorously. No expense was recorded as a result of this lawsuit during the three months ended March 31, 2011.

Employment Contracts

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months.  For the three months ended March 31, 2011, $90,883 of compensation expense related to these options has been recognized.

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

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011.

NOTE 14 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. The law firm has rendered legal services to the Company, as of March 31, 2011 and 2010 legal fees paid to DLA Piper US, LLP totaled $76,874 and $0, respectively.

Wesley Holland, one of the Company’s directors, provides certain consulting services in connection with developing and marketing life science technologies and products. The Company has paid Dr. Holland a total of approximately $30,000 during the three months ended March 31, 2011. No such payments were made in during the three months ended March 31, 2010.

During December, 2010, the Company allotted 1,400 of ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of 100 shares each of common stock of Hecla Mining Company, a NYSE-listed corporation.

NOTE 15 – SUBSEQUENT EVENTS

In April, 2011 DMRJ Group, LLC elected to convert $25,000 of outstanding debt for 35,714 shares of stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risk factors described in the Company’s Form 10-K for the fiscal year ended December 31, 2010 provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements.  The Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Mineral Property Operations

Relief Canyon Mine , Lovelock Nevada

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

Funding for Relief Canyon Partners initially came from Platinum, Lakewood and us on a basis proportional to each of their and our interest. In June 2010, with Bankruptcy Court approval, Relief Canyon Partners sold an excess piece of drilling equipment along with associated drill pipe and support vehicles for $978,750. Following this sale, we were reimbursed $141,426 for our previous advances for working capital. Since then, we have continued to make advances to Relief Canyon Partners for working capital. As a result, as of March 31, 2011. We had advanced $456,548 to Relief Canyon Partners to cover payrolls and other expenses. The net receivable due at March 31, 2011 is $315,122.

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

Iron Creek Project, Salmon, Idaho

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000. As a result of the acquisition, Iron Eagle is our wholly-owned subsidiary.

Iron Eagle owns a mineral property called the “Iron Creek Project” consisting of seven patented mining claims of approximately 118 acres in Lemhi County, and about 26 miles southwest of the town of Salmon, Idaho. Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. We plan to conduct drilling and sampling work on this property to further refine the mineral resources which have been identified by past exploration at this project.

Gray Eagle Copper Mine, Happy Camp, California

Iron Eagle also owns a mineral property called the Gray Eagle Copper Mine which is a past producer of significant amounts of both copper and gold, consisting of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California. Major production of valuable metals occurred during two different periods at Gray Eagle. Newmont Mining produced significant copper at the property in the 1940’s and Noranda Mining produced significant gold at the property in the 1980’s.

In the early 1990’s, a feasibility study was completed by Siskon Corporation which was reviewed by a major U.S. based mineral consulting firm which concluded that a mineral resource of just over 1.1 million tons of ore grading 2.59% copper and .027 ounces per ton gold using a 3.3 to 1 strip ratio, a copper cutoff grade of 1%, and recovery factors of 90% on copper and 30% on gold. We intend to confirm this resource and undertake additional drilling to further refine the mineral resources which have been identified by past work at this project, and to explore for undiscovered possible deposits in the area.

Oil and Gas Operations

South Fork II Prospect, Clinton County Kentucky

On January 6, 2010, Senetek Plc (the “Company”) entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest and 3% net revenue interest in three oil wells located in Clinton County, Kentucky for $41,250.

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

Overview of Operating Results

Revenues for the three months ended March 31, 2011 totaled $345,150.  Royalties on sales of monoclonal antibodies (a pharmaceuticals business asset) were $302,112, a decrease from the $385,505 in monoclonal antibody royalties in the three months ended March 31, 2010. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Total gross profit margin for the three months ended March 31, 2011 and 2010 was 63% and 59%, respectively, of revenue.

Operating expenses for the three months ended March 31, 2011 decreased 79% as compared to the three months ended March 31, 2010,  primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the three months ended March 31, 2010.

Net loss for the three months ended March 31, 2011 was $610,469 as compared to a net loss of $2,640,922 for the three months ended March 31, 2010. The decreased net loss is primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment and repricing of employee stock options for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with its planned restart of mining operations at its Relief Canyon Project, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $418,153 for the three months ended March 31, 2011 compared to net cash used by operating activities of $2,637,670 for the three months ended March 31, 2010. The decrease is primarily due to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010 as well as a reduction in stock based compensation. The Company expects to continue to use cash in operating activities and investments for the remainder of 2011.

Net cash used by investing activities totaled $262,214 for the three months ended March 31, 2011 compared to net cash provided by investing activities of $700,000 for the three months ended March 31, 2010. The decrease is due to the sale of $2, 500,000 in investments, a cash advance for note receivable of  $1,800,000 in 2010, offset by purchase of an additional oil and gas interest and fixed assets in 2011.

Net cash provided by financing activities totaled $0 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $2,498,378 for the three months ended March 31, 2010. The decrease is due to the receipt of $3,000,000 in convertible debt net of financing fees paid in 2010; there was no such activity in 2011.

Cash and cash equivalents decreased to $1,031,639 at March 31, 2011, from $1,714,697 at December 31, 2010, partially due to the increase in amounts being funded to Relief Canyon Partners and purchases of oil and gas leases and related well equipment.

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

Refer to Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2010, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;
•	Impairment of long-lived assets, including other intangible assets;
•	Income taxes
•	Stock-based compensation
•	Derivatives

There have been no changes to Senetek’s critical accounting policies since December 31, 2010, the date of its last audited financial statements.

Results of Operations for the three months ended March 31, 2011 and 2010

This data has been derived from the statements of operations elsewhere in this Form 10-Q and in the March 31, 2010 Form 10-Q. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the three months ended March 31, 2011 were $372,422, a 26% decrease from total revenue of $500,542 for the three months ended March 31, 2010. The decrease is principally attributed to decreased sales by Covance and a decrease in skincare product sales.

Total expenses for the three months ended March 31, 2011, were $637,788; a decrease from total expenses of $2,990,836 for the three months ended March 31, 2010. The decrease is principally attributed to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010, a reduction in research and development expense, and increased stock based compensation due to repricing of options, offset by $10,219 in exploration expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended March 31
	2011	2010
Expense Category
Payroll, benefits and consulting	$172,477	$1,807,713
Stock-based compensation expense	90,883	400,000
Advertising and marketing	20,083	81,831
Legal and other professional fees	177,475	59,823
Travel and related	45,462	112,191
Rent and office expenses	41,406	78,205
Insurance-liability	—	42,169
Depreciation and other non-cash expenses	—	4,000
Other	49,215	14,230
Total	$597,001	$2,600,162

For the three months ended March 31, 2011, administration, sales and marketing expenses decreased 77% primarily due to a decrease in salary, advertising and marketing, and travel that was related to the skincare line, and due to the severance payments made in March 2010.

Interest Income and Expense

Interest income for the three months ended March 31, 2011 has remained relatively stable as compared to the same period in the prior year. Interest expense has increased $109,751 as compared to the same period in the prior year due primarily to financing expense and amortization of debt discount associated with the $3.0 million Secured Convertible Promissory Note from the March 10 transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

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

SENETEK PLC
(Registrant)

Date: May 20, 2011	By:	/s/ J. P. RYAN
John P. Ryan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2011	By:	/s/ HOWARD CROSBY
Howard Crosby President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)