Form 10-Q
period 2011-06-30
SENETEK PLC /ENG/
filed 2011-08-22
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 12, 2011, the registrant had 16,819,222 ordinary shares outstanding, including 7,710,285 shares issued as of August 12, 2011 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SENETEK PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$901,590	$1,714,697
Investments - available for sale (cost $353,916)	681,447	354,408
Trade receivables (net of allowances of $0 in 2011 and $5,000 in 2010)	274,877	295,791
Other receivables	8,311	20,217
Inventory	65,863	129,794
Prepaid oil and gas expense	22,700	193,999
Receivable - related party	363,684	79,794
Other current assets	58,349	57,035
Deferred offering costs	51,104	-
Total Current Assets	2,427,925	2,845,735
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	149,647	108,397
Wells and related equipment	554,382	307,241
	704,029	415,638
MINING PROPERTIES
Mining claims	6,357,000	-
OTHER ASSETS
Note and interest receivable, net - related party	1,385,073	1,347,584
Note and contractual rights receivable	5,360,000	5,360,000
Total Other Assets	6,745,073	6,707,584
TOTAL ASSETS	$16,234,027	$ $ 9,968,957
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,118,568	$937,745
Accrued liabilities	93,454	197,512
Deferred revenue and license fee	172,154	172,154
Total Current Liabilities	1,384,176	1,307,411
LONG TERM LIABILITIES
Deferred license fee	157,808	243,885
Convertible debt, net of discount	1,043,832	893,627
Conversion option liability	2,183,107	1,478,670
Total Long Term Liabilities	3,384,747	2,616,182
TOTAL LIABILTIES	4,768,923	3,923,593
COMMITMENTS AND CONTINGENCIES (See Note 13)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; 16,819,222 and 7,733,508 shares issued and outstanding	10,651,953	4,996,339
Share premium	88,270,497	86,797,791
Accumulated deficit	(87,790,907)	(85,786,845)
Accumulated other comprehensive income	333,561	38,079
Total Stockholders' Equity	11,465,104	6,045,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,234,027	$9,968,957

The accompany notes are an integral part of the condensed consolidated financial statements.

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty and license fees	$287,635	$413,672	$632,785	$843,640
Product sales	-	-	-	70,574
Oil and gas revenue	41,845	-	69,117	-
TOTAL REVENUE	329,480	413,672	701,902	914,214
COST OF SALES
Royalty and license fees	110,068	170,824	246,018	370,265
Product sales	-	-	-	5,246
TOTAL COST OF SALES	110,068	170,824	246,018	375,511
GROSS PROFIT	219,412	242,848	455,884	538,703
OPERATING EXPENSES
Research and development	30,000	103,332	60,568	276,342
Administration, sales and marketing	710,251	699,295	1,307,252	3,299,456
Oil and gas exploration expense	163,992	29,470	174,211	29,470
Loss on sale of skincare line	-	-	-	217,664
Gain (loss) on disposal of assets	-	4,292	-	3,833
TOTAL OPERATING EXPENSES	904,243	836,389	1,542,031	3,826,765
LOSS FROM OPERATIONS	(684,831)	(593,541)	(1,086,147)	(3,288,062)
OTHER INCOME (EXPENSE)
Interest income	19,037	28,636	38,584	41,815
Interest expense	(123,286)	(79,081)	(245,211)	(91,714)
Other income (expense)	-	1,639	-	1,639
Change in fair value of warrant liability	-	-	-	53,055
Change in fair value of option liability	(598,921)	-	(704,436)	-
Exchange gain (loss)	(5,593)		(6,852)
TOTAL OTHER INCOME(EXPENSE)	(708,763)	(48,806)	(917,915)	4,795
LOSS BEFORE TAXES	(1,393,594)	(642,347)	(2,004,062)	(3,283,267)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(1,393,594)	$(642,347)	$(2,004,062)	$(3,283,267)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.08)	$(0.15)	$(0.43)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	16,150,175	7,705,516	13,300,175	7,645,802

The accompanying notes are an integral part of the condensed consolidated financial statements)

SENETEK PLC
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Accumulated
					Other	Total
	Ordinary Shares		Share	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Premium	Deficit	Income	Deficit

Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,376)	$46,092	$9,904,991
Stock based compensation expense related to employee and director stock options			653,199			653,199
Warrant issued for convertible debt, net of financing fees			464,448			464,448
Beneficial Conversion Rights, net of financing fees			98,448			98,448
Stock issued for financing fees	84,906	55,189	34,811			90,000
Stock issued for investment in Hecla Mining	2,800	1,755	5			1,760
Comprehensive loss:						-
Net loss				(5,159,469)		(5,159,469)
Unrealized gain on investments					492	492
Translation adjustments					(8,505)	(8,505)
Total comprehensive loss						(5,167,482)
Balance, December 31, 2010	7,733,508	4,996,339	86,797,791	(85,786,845)	38,079	6,045,364

Stock based compensation expense related to employee and director stock options			161,920			161,920
Stock issued for acquisition of Iron Eagle Acquisitions, Inc	8,150,000	5,053,000	1,304,000			6,357,000
Stock and warrants issued for cash	800,000	514,400				514,400
Shares issued for convertible debt	135,714	88,214	6,786			95,000
Comprehensive loss:						-
Net loss				(2,004,062)		(2,004,062)
Unrealized gain on investments					290,748	290,748
Translation adjustments					4,734	4,734
Total comprehensive loss						(1,708,580)
Balance, June 30, 2011	16,819,222	$10,651,953	$88,270,497	$(87,790,907)	333,561	$11,465,104

SENETEK PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period Ended	Period Ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,004,062)	$(3,283,267)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	3,034
Reserve for doubtful accounts	-	(5,278)
Loss on sale of skincare line	-	217,664
Loss on abandonment of assets	-	5,988
Stock based compensation	161,920	503,312
Amortization of debt discount and deferred financing fees	245,205	88,430
Change in fair value of warrant liability	-	(53,055)
Change in fair value of option liability	704,436
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	20,914	(49,850)
Other receivables	11,906	53,886
Tax receivable	-	(4,559)
Inventory	63,931	(31,667)
Other current assets	(1,314)	(229,815)
Prepaid oil and gas expense	120,195	-
Deferred interest receivable	(37,489)	(33,140)
Receivable - related party	(283,890)	(158,479)
Increase (decrease) in:
Accounts payable	180,825	(189,560)
Accrued liabilities	(104,058)	(9,876)
Deferred revenue and license fee	(86,077)	(87,866)
Other liabilities	-	69
Net cash used by operating activities	(1,007,558)	(3,264,029)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of short-term investments	-	6,500,000
Note and contractual right receivable	-	(5,000,000)
Cash advance for note receivable	-	(1,800,000)
Purchase of oil and gas lease and wells and related equipment	(247,141)	-
Acquisition of oil and gas unproved properties	(41,250)	(108,397)
Net cash used by investing activities	(288,391)	(408,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	-	3,000,000
Financing fees paid	-	(501,622)
Proceeds from sale of ordinary shares and warrants	514,400	-
Net cash provided by financing activities	514,400	2,498,378
Net increase (decrease) in cash and cash equivalents	(781,549)	(1,174,048)
Net foreign exchange differences	(31,558)	26,148
Cash and cash equivalents, beginning of period	1,714,697	4,231,804
Cash and cash equivalents, end of period	$901,590	$3,083,904
SUPPLEMENTAL CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS:
Warrants issued with convertible debt	$-	$735,165
Beneficial conversion rights to convertible debt	$-	$279,165
Stock issued for financing fees	$-	$90,000
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$6,357,000	$-
Stock issued for conversion of debt	$95,000	$-

The accompany notes are an integral part of the condensed consolidated financial statements.

SENETEK PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Historically, Senetek PLC (herein referred to as “Senetek or the “Company) was a life sciences company engaged in the research, development and commercialization of technologies that targeted the science of healthy aging. In early 2010, after an extensive review by the Board of Directors of the Company and outside advisors, the Board elected to change the overall direction of the Company from these sectors to the natural resources sector.

Senetek is a public limited company organized under the laws of England in 1983. Senetek has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed under the laws of Denmark.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Remittances received from the Company’s marketer, Covance Antibody Services, Inc. (“Covance”), on its sales of monoclonal antibodies are recognized based upon a percentage of actual Covance sales pursuant to the contract terms.  Upfront license fees received from the licensing of manufacturing and distribution rights for the Company’s skincare products where the Company has substantive continuing obligations are deferred and recognized as revenue as earned, which is generally on a straight-line basis over the life of the contract.

Stock Compensation Expense

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make complex and subjective estimates and assumptions that affect the reported amounts in the Company’s financial statements and notes thereto. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable, fair value of derivatives, investments, and stock compensation awards, realizability of deferred tax assets, and the impairment of long lived assets.

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

Options, warrants, and convertible debt shares related to the convertible note totaling 8,711,695 and 4,196,725 shares were outstanding at June 30, 2011 and 2010, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

NOTE 3 – LICENSE REVENUES

For the six months ended June 30, 2011 and 2010, royalty and licensing fees recorded were $632,785 and $843,640, respectively, primarily consisting of $546,708 and $750,220, respectively, in royalty revenues related to its agreement with Covance.  Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter.  Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay Senetek 33% of the shortfall.  In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

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

	June 30, 2011	December 31, 2010

Finished goods	65,863	129,794
Total inventory	$65,863	$129,794

NOTE 5 – PARTICIPATION AGREEMENT

On January 6, 2011, the Company entered into a participation agreement with Ameratex Securities pursuant to which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250.

NOTE 6 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, Senetek consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“PBMI”) (collectively the “Shareholders”).  Pursuant to the terms of the agreement, Senetek issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle.  John Ryan, the Chief Executive Officer and Chairman of Senetek, was appointed as the sole director and officer of Iron Eagle.  As a result of this transaction, the Company acquired 100% of the outstanding stock of Iron Eagle thereby making it a wholly-owned subsidiary of Senetek.  The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

Iron Eagle’s sole assets are patented mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Grey Eagle Mine, valued at $4,290,000, and approximately 118 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated wholly to the mining claims.

If the acquisition would have occurred at January 1, 2011, or January 1, 2010, revenue and earnings for the three and six month periods ended June 30, 2011 and 2010 would not have changed.

Subsequent to the acquisition, Messrs. Ryan and Crosby were each appointed as directors of Brush Prairie Minerals, Inc. and of Chester Mining Company.

NOTE 7 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, the Company consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Long Term Growth, LLC (“Seller”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million and an additional $360,000 in acquisition costs.  The amount purchased represented 45.144% of Platinum’s holdings on the date of the transaction.  The amounts are owed to Seller from Firstgold Corporation (the “Debtor”), which is a company focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The Debtor’s main asset is the Relief Canyon Mine located near Lovelock, Nevada.

At a bankruptcy hearing held on April 20, 2010, the Debtor’s management reported its inability to timely develop a reorganization plan to restart business operations. In light of the foregoing, the Debtor stipulated to allowing its primary secured lenders, the Seller and Lakewood Group, LLC (“Lakewood”), to pursue their contractual and state law rights and remedies to foreclose and take possession of all collateral securing their debt obligations with the Debtor pursuant to their security interests. The collateral securing their debt obligations includes substantially all of the Debtor’s assets including the Relief Canyon Mine property, all improvements to the mine property, and additional mining properties and interests. In addition, the Debtor agreed to relinquish possession of the collateral to allow the Seller and Lakewood to preserve and protect such collateral as of April 21, 2010. Until the bankruptcy is resolved, a group of secured creditors, including the Company and the Seller, have been overseeing the ongoing maintenance costs associated with the Relief Canyon Mine.    Through June 30, 2011, the Company has a receivable from the group of $363,684 associated with its contribution to these costs.

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

NOTE 8 – STOCKHOLDERS EQUITY

The following warrants were outstanding at June 30, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	1,800,000	$.70	March 2015
Warrants	800,000	.60p	June 2014

The convertible debt warrants were issued in association with the March 2010 Security Purchase Agreement with DMRJ Group, LLC (“DMRJ”). The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date.

During the quarter ended June 30, 2011, the Company sold 800,000 units for £320,000 ($514,400). Each unit consists of one ordinary share and one share purchase warrant to purchase one additional ordinary share for a period of three years from the date of the subscription at a price of .60p per share.

NOTE 9 – STOCK COMPENSATION EXPENSE

The stock-based compensation expense for the six months ended June 30, 2011 and 2010 was $161,920 and $503,312 respectively. As of June 30, 2011 the unrecorded deferred stock-based compensation balance related to stock options was $81,486 and is expected to be recognized over a period of one year. No options to purchase shares of the Company’s stock have been granted during the six months ending June 30, 2011.

NOTE 10 – ASSET PURCHASE AGREEMENT

Pursuant to an Asset Purchase Agreement, dated March 10, 2010 (“Asset Purchase Agreement”), Skinvera LLC, a company wholly owned by Frank J. Massino, our former Chairman and Chief Executive Officer (“Skinvera”), purchased all assets and assumed all existing liabilities of the Company’s skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million secured promissory note which bears interest at 6% per annum and is due on the seventh anniversary of its date of issuance. The Asset Purchase Agreement provides that Skinvera will pay the Company royalty payments based on 5% of net direct sales of skincare products and 10% of net skincare royalties, up to a maximum of $5 million. In April 2010, the Company and Skinvera entered into an amendment to the Asset Purchase Agreement providing that in the event of a transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Skinvera (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Skinvera, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), the Company will be entitled to receive (1) 50% of the after-tax purchase price paid to the Skinvera if such sale occurs on or before March 10, 2011 or (2) 25% of the after-tax purchase price paid to the Skinvera if such sale occurs between March 10, 2011 and March 10, 2012. A loss on the sale of approximately $217,000 was recognized during the quarter ended March 31, 2010. This transaction is not considered to be a discontinued operation as Senetek retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

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

 NOTE 11– CONVERTIBLE DEBT

In March 2010, Senetek and DMRJ Group, LLC (“DMRJ”), affected a Security Purchase Agreement, a Note and a Warrant Purchase Agreement (“Transaction”). DMRJ is a Delaware limited liability company affiliated with Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York.

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and initially convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of seven years.  The note may be converted prior to the end of the seven years, and is mandatorily convertible on the due date.  The note may not be settled in cash, except in the event of default or at the option of the Company. Financing costs of approximately $592,000 were incurred, of which approximately $454,000 was allocated to the note and recorded as deferred financing costs.  Additionally, the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price of $1.75, risk free interest rate of 2.39%, expected life of five years, and expected volatility of 56.9% with no dividends expected to be issued. The fair value of the warrants totaled $578,541 at the issuance date and this amount, net financing costs of $114,093, was recorded as a debt discount with a credit to additional paid in capital. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $122,541 and this amount, net financing costs of $24,093, was recorded as a debt discount with a credit to additional paid in capital.  The fair value of the warrants, beneficial conversion and deferred financing costs were being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements.

In connection with the Transaction:

•
The Company terminated Frank J. Massino without cause as Chief Executive Officer, he resigned as Chairman of the Board of Directors and the Company paid him $1,286,874 in severance pursuant to his employment agreement.  The Company then retained Mr. Massino as a part-time consultant for a term of three years to assist it in the management of certain of its existing investments and interests, for which he was paid $360,000.  The Company also terminated William F. O’Kelly without cause as Chief Financial Officer and paid him $107,500 in severance pursuant to his employment agreement.  In addition, Rodger Bogardus resigned from the Board of Directors.

•
John P. Ryan was appointed to succeed Mr. Massino as Chief Executive Officer and Chairman of the Board of Directors.  Howard Crosby was appointed to succeed Mr. O’Kelly as Chief Financial Officer and was appointed to the Board of Directors and Dr. Wesley Holland was appointed to the Board of Directors. Two of members of the Board of Directors prior to the Transaction, Anthony Williams and Kerry Dukes, remained members of the Board following the March 2010 Transaction.

•
All options to purchase the Company’s ordinary shares held by its officers and directors as of December 1, 2009 became immediately vested and the maturity date of each option was extended for five years.  Additionally, the exercise price of each option was amended to $1.25 per share.

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

The Company complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $2,141,818 in the fourth quarter of 2010 for the embedded conversion option liability associated with the amended convertible note with an offset to the carrying value of the debt on the date of the amendment. The assumptions used in the Black-Scholes option pricing model at November 9, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.2%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.33 years. The fair value of the embedded conversion option was $2,183,107 at June 30, 2011 using Level 2 inputs, representing an increase in the fair value of the liability of $598,921 and $704,436 during the three month and six month periods, respectively ended June 30, 2011. The assumptions used in the Black-Scholes option pricing model at June 30, 2011 are as follows: (1) dividend yield of [0]%; (2) expected volatility of 67.60%, (3) risk-free interest rate of 1.76%, and (4) expected life of 3.70 years.

NOTE 12 – SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Pharmaceutical	Skin care	Natural Resources	Total	Pharmaceutical	Skin care	Natural Resources	Total

Revenues	$287,635	$-	$41,845	$329,480	$370,634	$43,038	$-	$413,672
Cost of sales	110,068	-	-	110,068	163,481	7,343	-	170,824
Gross profit	$177,567	$-	$41,845	$219,412	$207,153	$35,696	$-	$242,848
Gross profit percentage	62%	0%	100%	67%	53%	83%	0%	59%
Exploration expense			(163,992)	(163,992)			(29,470)	(29,470)
Unallocated operating expenses				(740,251)				(806,919)
Loss on skincare line
Operating income (loss)	177,567	-	(122,147)	$(684,831)	$207,153	$(181,968)	$(29,470)	$(593,541)
Assets	$340,740	$-	$7,447,413	7,788,153	$407,294	$-	$-	$407,294
Unallocated Assets				8,445,874				11,355,524
Total Assets				$16,234,027				$11,762,818

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Pharmaceutical	Skin care	Natural Resources	Total	Pharmaceutical	Skin care	Natural Resources	Total

Revenues	$632,785	$-	$69,117	$701,902	$839,779	$74,435	$-	$914,214
Cost of sales	246,018	-	-	246,018	361,576	13,935	-	375,511
Gross profit	$386,767	$-	$69,117	$455,884	$478,203	$60,500	$-	$538,703
Gross profit percentage	61%	0%	100%	65%	57%	81%	0%	59%
Exploration expense			(174,211)	(174,211)			(29,470)	(29,470)
Unallocated operating expenses				(1,367,820)				(3,579,631)
Loss on skincare line						(217,664)		(217,664)
Operating income (loss)	386,767	-	(105,094)	$(1,086,147)	$478,203	$(157,164)	$(29,470)	$(3,288,062)
Assets	$340,740	$-	$7,447,413	7,788,153	$407,294	$-	$-	$407,294
Unallocated Assets				8,445,874				11,355,524
Total Assets				$16,234,027				$11,762,818

 For the three and six months ended June 30, 2011 and 2010, there were no revenues from outside the United States.

One customer accounted for all pharmaceutical revenues for the three and six months ended June 30, 2011 and 2010.

One customer accounted for 100% of accounts receivable at both June 30, 2011 and 2010, respectively.

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

Legal Proceedings

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission. Management does not believe the claim has any merit and intends to defend the claim vigorously. $36,247 in expense was recorded as a result of this lawsuit during the six months ended June 30, 2011.

Employment Contracts

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits, and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a five year term, an exercise price of $1.05 and shall vest in two equal installments every six months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a five year term, an exercise price of $1.05 and shall vest in three equal installments every six months.  During the six months ended June 30, 2011, $161,920 of compensation expense related to these options was recognized.

Indemnifications

Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of June 30, 2011.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011.

NOTE 14 – RELATED PARTIES

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. The law firm has rendered legal services to the Company, as of June 30, 2011 and 2010 legal fees paid to DLA Piper US, LLP totaled $110,385 and $0, respectively.

Wesley Holland, one of the Company’s directors, provides certain consulting services in connection with developing and marketing life science technologies and products. The Company has paid Dr. Holland a total of approximately $60,000 during the six months ended June 30, 2011, and $30,000 during the six months ended June 30, 2010.

During December, 2010, the Company allotted 1,400 of ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of 100 shares each of common stock of Hecla Mining Company, a NYSE-listed corporation.

NOTE 15 – SUBSEQUENT EVENTS

 On July 1, 2011, the Company signed a Termination Amendment with Covance and an Assignment and Consent Agreement with Covance and RFMH pursuant to which the Company assigned to Covance, and Covance will assume the obligations under the RFMH License Agreement.  The Company received $195,114 as a termination fee.

On July 11, 2011, the Company sold a license to market, manufacture and distribute Invicorp worldwide excluding North America to Evolan for a license fee of $28,135 and a future success payment of $100,000 upon successful registration in anyone of five key countries and a future royalty of 12.5% based upon cost of goods sold for fifteen years.

Subsequent to the quarter ended June 30, 2011, the Company sold 540,000 units $347,790. Each unit consists of one ordinary share and one share purchase warrant to purchase one additional ordinary share for a period of three years from the date of the subscription at a price of .60p per share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risk factors described in the Company’s Form 10-K for the fiscal year ended December 31, 2010 provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements.   The Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required by law .

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

Mineral Property Operations

Relief Canyon Mine, Lovelock Nevada

In August 2008, Firstgold Corp. (“Firstgold”), Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and Lakewood Group, LLC (“Lakewood”) entered in a purchase agreement (the “Firstgold Agreement”) pursuant to which, among other things, Firstgold issued and sold to Platinum senior secured promissory notes in the aggregate principal amount of $9,607,200 (the “Platinum Notes”).  Additionally, pursuant to the Firstgold Agreement, Firstgold issued to Platinum a warrant to purchase up to 12.0 million shares of Firstgold’s common stock (the “Platinum Warrant”).  In December 2009, Platinum exercised its rights to cause Firstgold to purchase the Platinum Warrant (the “Put Right”).  Firstgold has failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Put Right as and when due, and has filed a petition in the United States Bankruptcy Court, District of Nevada, In re: Firstgold Corp. (Case No. BK-10-50215 gwz).   The Platinum Notes are secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine located near the town of Lovelock, NV. Additional detailed information on the Relief Canyon Mine, Firstgold and the existing bankruptcy case may be found at http://www.reliefcanyon.com .

In April 2010, we entered into a participation agreement with Platinum, pursuant to which we purchased a participation in the Platinum’s claims relating to (i) the aggregate principal amount outstanding under the Platinum Notes and related advances of $9.6 million, (ii) the accrued and unpaid interest in respect of the Platinum Notes and such related advances of $2.3 million and (iii) the amount owed by Firstgold to Platinum in respect of the exercise of the Put Right with respect to the Platinum Warrant of $3.6 million (collectively, the “Platinum Claims”), equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7.0 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.  As a result of (1) the issuance senior secured promissory to Platinum and Lakewood pursuant to the Firstgold Agreement, and (2) our purchase of 45% of the Platinum Claim,  we hold a 35% interest in the assets of Firstgold.

Funding for Relief Canyon Partners initially came from Platinum, Lakewood and us on a basis proportional to each of their and our interest. In June 2010, with Bankruptcy Court approval, Relief Canyon Partners sold an excess piece of drilling equipment along with associated drill pipe and support vehicles for $978,750. Following this sale, we were reimbursed $141,426 for our previous advances for working capital. Since then, we have continued to make advances to Relief Canyon Partners for working capital. As a result, as of June 30, 2011, we had advanced $705,110 to Relief Canyon Partners to cover payrolls and other expenses. The net receivable due at June 30, 2011 is $363,684.

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

Iron Creek Project, Salmon, Idaho

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary.

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

Overview of Operating Results

Revenues for the three months ended June 30, 2011 totaled $329,480 compared to revenues of $413,672 for the three months ended June 30, 2010.  Royalties on sales of monoclonal antibodies (a pharmaceuticals business asset) were $244,596, a decrease from the $370,634 of monoclonal antibody royalties in the three months ended June 30, 2010. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Total gross profit margin for the three months ended June 30, 2011 and 2010 was 67% and 59%, respectively, of revenue.

Operating expenses for the three months ended June 30, 2011 increased 8% as compared to the three months ended June 30, 2010, primarily due to an increase in exploration expense offset by a decrease in research and development.

Net loss for the three months ended June 30, 2011 was $1,393,594 as compared to a net loss of $642,347 for the three months ended June 30, 2010. The increase in net loss is primarily due to an increase in interest expense attributed to amortization of debt discount and the change in the fair value of the option liability.

Revenues for the six months ended June 30, 2011 totaled $701,902 compared to revenues of $914,214 for the six months ended June 30, 2010.  Royalties on sales of monoclonal antibodies (a pharmaceuticals business asset) were $546,708, a decrease from the $750,221 of sales of monoclonal antibody royalties in the six months ended June 30, 2010. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Total gross profit margin for the six months ended June 30, 2011 and 2010 was 65% and 59%, respectively, of revenue.

Operating expenses for the six months ended June 30, 2011 decreased 60% as compared to the six months ended June 30, 2010, primarily due to a decrease in salaries and research and development, offset by an increase in exploration expense.

Net loss for the six months ended June 30, 2011 was $2,004,062 as compared to a net loss of $3,283,267 for the six months ended June 30, 2010. The decrease in net loss is primarily due to decrease in salaries.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements in connection with its planned restart of mining operations at its Relief Canyon Project, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $1,007,558 for the six months ended June 30, 2011 compared to net cash used by operating activities of 3,264,029 for the six months ended June 30, 2010. The decrease is primarily due to a decrease in stock based compensation, trade receivables, inventory. The Company expects to continue to use cash in operating activities and investments for the remainder of 2011.

Net cash used by investing activities totaled $288,391 for the six months ended June 30, 2011 compared to net cash used by investing activities of $408,397 for the six months ended June 20, 2011. The decrease is due to redemption of short-term investments, payment for note and contractual rights receivable, and a cash advance for note receivable that occurred in 2010 that did not have corresponding events in 2010.

Net cash provided by financing activities totaled $514,400 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $2,498,378 for the six months ended June 20, 2011. The decrease is due to proceeds from convertible debt in 2010; there was no such activity in 2011.

Cash and cash equivalents decreased to $901,590 at June 30, 2011, from $1,714,697 at December 31, 2010, partially due to the increase in amounts being funded to Relief Canyon Partners and purchases of oil and gas leases and related well equipment.

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

Refer to Item 7 of Senetek’s Annual Report on Form 10-K for the year ended December 31, 2010, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock-based compensation; and

•	Derivatives.

There have been no changes to Senetek’s critical accounting policies since December 31, 2010, the date of its last audited financial statements.

Results of Operations for the three and six months ended June 30, 2011 and 2010

This data has been derived from the statements of operations elsewhere in this Report and in the Form 10-Q for the quarterly period ended June 30, 2010. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the three months ended June 30, 2011 were $329,480, a 20% decrease from total revenue of $413,672 for the three months ended June 30, 2010, and total revenues for the six months ended June 30, 2011 were $701,902, a 23% decrease from total revenue of $914,214 for the six months ended June 30, 2010. The decrease is principally attributed to a reduction in revenue from monoclonal antibodies offset by an increase in natural resources revenue.

Total operating expenses for the three months ended June 30, 2011 were $904,243, an increase from total operating expenses of $836,389 for the three months ended June 30, 2010, and total operating expenses for the six months ended June 30, 2011 were $1,542,031, a decrease from total operating expenses of $3,826,765 for the six months ended June 30, 2010. The decrease is principally attributed to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010 decreasing administration, sales and marketing expense, and a reduction in research and development expense, offset by an increase in exploration expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expense Category
Payroll, benefits and consulting	$263,000	$328,000	$435,000	$2,027,000
Stock-based compensation expense	71,000	103,000	162,000	503,000
Advertising and marketing	-	-	20,000	78,000
Legal and other professional fees	235,000	144,000	413,000	254,000
Travel and related	43,000	22,000	88,000	115,000
Rent and office expenses	20,000	76,000	62,000	259,000
Insurance-liability	-	26,000	-	34,000
Depreciation and other non-cash expenses	-	-	-	2,000
Other	78,000	-	127,000	27,000
Total	$710,000	$699,000	$1,307,000	$3,299,000

For the three months ended June 30, 2011, administration, sales and marketing expenses decreased 2% and for the six months ended June 30, 2011, administration, sales and marketing expenses decreased 61%, primarily due to a decrease in salary, advertising and marketing, and travel that was related to the skincare line, and due to the severance payments made in March 2010.

Interest Income and Expense

Interest income for the three and six month ended June 30, 2011 has remained relatively stable as compared to the same periods in the prior year. Interest expense for the three month period ended June 30, 2011 has increased $44,205 as compared to the same period in the prior year and Interest expense for the six month period ended June 30, 2011 has increased $153,497 as compared to the same period in the prior year due primarily to amortization of debt discount associated with the $3.0 million Secured Convertible Promissory Note from the March 10 transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

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

SENETEK PLC
(Registrant)

Date: August 22, 2011	By:	/s/ JOHN. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ HOWARD CROSBY
Howard Crosby
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)