Form 10-Q
period 2011-09-30
SENETEK PLC /ENG/
filed 2011-11-21
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 0-14691

INDEPENDENCE RESOURCES PLC
(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

51 New Orleans Court, Suite 1A
Hilton Head, SC	29928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (404) 418-6203

SENETEK PLC
(Former name, former address and former fiscal year, if changed from last report)

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

As of November 11, 2011, the registrant had 17,355,760 ordinary shares outstanding, including 7,795,191 shares issued as of November 11, 2011 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,423,789	$1,714,697
Investments - available for sale	191,284	354,408
Trade receivables (net of allowances of $0 in 2011 and $5,000 in 2010)	21,179	295,791
Other receivables	8,311	20,217
Inventory	-	129,794
Prepaid oil and gas expense	-	193,999
Receivable - related party	5,500	79,794
Other current assets	383,622	57,035
Deferred offering costs	100,247	-
Total Current Assets	3,133,932	2,845,735

PROPERTY, PLANT AND EQUIPMENT, net	348,333	-
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	149,647	108,397
Wells and related equipment	573,727	307,241
	723,374	415,638
MINING PROPERTIES
Mining claims	6,357,000	-
OTHER ASSETS
Note and interest receivable, net - related party	1,428,362	1,347,584
Note and contractual rights receivable	-	5,360,000
Total Other Assets	1,428,362	6,707,584
TOTAL ASSETS	$11,991,001	$9,968,957

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	$496,889	$937,745
Accrued liabilities	35,702	197,512
Deferred revenue and license fee	172,154	172,154
Total Current Liabilities	704,745	1,307,411
LONG TERM LIABILITIES
Deferred license fee	114,770	243,885
Convertible debt, net of discount	-	893,627
Conversion option liability	-	1,478,670
Total Long Term Liabilities	114,770	2,616,182
TOTAL LIABILTIES	819,515	3,923,593
COMMITMENTS AND CONTINGENCIES (See Note 13)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; 17,355,760 and 7,734,408 shares issued and outstanding	10,999,743	4,996,339
Share premium	88,331,611	86,797,791
Accumulated deficit	(88,031,511)	(85,786,845)
Accumulated other comprehensive income - change in exchange rate	16,355	37,587
Accumulated other comprehensive income - change in market value	(144,712)	492
Total Stockholders' Equity	11,171,486	6,045,364
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,991,001	$9,968,957

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty and license fees	$270,096	$440,876	$902,881	$1,284,516
Product sales	-	-		70,574
Oil and gas revenue	13,627	-	82,744	-
TOTAL REVENUE	283,723	440,876	985,625	1,355,090

COST OF SALES
Royalty and license fees	-	180,871	246,018	551,137
Product sales	-	-	-	5,246
Oil and gas	11	-	11	-
TOTAL COST OF SALES	11	180,871	246,029	556,383

GROSS PROFIT	283,712	260,005	739,596	798,707

OPERATING EXPENSES
Research and development	23,329	31,310	83,897	307,652
Administration, sales and marketing	562,197	522,492	1,869,449	3,821,948
Oil and gas exploration expense	158,035	294,820	332,246	324,290
Loss on sale of skincare line	-	-	-	217,664
Loss on disposal of assets	1,839	-	1,839	3,833
Loss on sale of note and contractual right receivable	412,367	-	412,367	-
TOTAL OPERATING EXPENSES	1,157,767	848,622	2,699,798	4,675,387

LOSS FROM OPERATIONS	(874,055)	(588,617)	(1,960,202)	(3,876,680)

OTHER INCOME (EXPENSE)
Interest income	77,574	28,821	116,157	70,636
Interest expense	(85,348)	(70,638)	(330,558)	(162,352)
Other income (expense)	-	6,622	-	8,261
Change in fair value of warrant liability	-	-	-	53,055
Change in fair value of option liability	741,231	-	36,795	-
Exchange gain (loss)	(6)	-	(6,858)	-
Gain (loss) on impairment of investment	(100,000)	-	(100,000)	-
TOTAL OTHER INCOME(EXPENSE)	633,451	(35,195)	(284,464)	(30,400)

LOSS BEFORE TAXES	(240,604)	(623,812)	(2,244,666)	(3,907,080)

INCOME TAX BENEFIT (EXPENSE)	-	372,754	-	372,754

NET LOSS	$(240,604)	$(251,058)	$(2,244,666)	$(3,534,326)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.15)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	17,355,760	7,730,708	14,675,052	7,702,406

INDEPENDENCE RESOURCES PLC
STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

					Accumulated
					Other	Total
	Ordinary Shares		Share	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Premium	Deficit	Income	Deficit

Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,376)	$46,092	$9,904,991
Stock based compensation expense related to employee and director stock options			653,199			653,199
Warrant issued for convertible debt, net of financing fees			464,448			464,448
Beneficial Conversion Rights, net of financing fees			98,448			98,448
Stock issued for financing fees	84,906	55,189	34,811			90,000
Stock issued for investment in Hecla Mining	2,800	1,755	5			1,760
Comprehensive loss:						-
Net loss				(5,159,469)		(5,159,469)
Unrealized gain on investments					492	492
Translation adjustments					(8,505)	(8,505)
Total comprehensive loss						(5,167,482)

Balance, December 31, 2010	7,733,508	4,996,339	86,797,791	(85,786,845)	38,079	6,045,364

Stock based compensation expense related to employee and director stock options			223,034			223,034
Stock issued for acquisition of Iron Eagle Acquisitions, Inc	8,150,000	5,053,000	1,304,000			6,357,000
Units issued for cash	1,336,538	862,190				862,190
Shares issued for convertible debt	135,714	88,214	6,786			95,000
Comprehensive loss:						-
Net loss				(2,244,666)		(2,244,666)
Unrealized loss on investments					(145,206)	(145,206)
Translation adjustments					(21,230)	(21,230)
Total comprehensive loss						(2,411,102)

Balance, September 30, 2011	17,355,760	$10,999,743	$88,331,611	$(88,031,511)	$(128,357)	$11,171,486

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,244,666)	$(3,534,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,566	3,034
Reserve for doubtful accounts	-	(5,278)
Loss on sale of skincare line	-	217,664
Loss on abandonment of assets	-	5,998
Stock based compensation	223,034	628,201
Amortization of debt discount and deferred financing fees	330,553	158,727
Change in fair value of warrant liability	-	(53,055)
Change in fair value of option liability	(36,795)	-
Loss on sale of note and contractual right receivable	412,367	-
Impairment of investment	100,000	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	274,612	(77,182)
Other receivables	11,906	65,140
Tax receivable	-	(4,083)
Inventory	129,794	(108,627)
Other current assets	1,913	-
Prepaid oil and gas expense	193,999	(209,371)
Deferred interest receivable	(80,778)	(60,362)
Receivable related party	79,794	(17,053)
Increase (decrease) in:
Accounts payable	(80,856)	(203,175)
Accrued liabilities	(161,810)	(17,343)
Deferred revenue and license fee	(129,115)	(130,879)
Other liabilities	-	70
Net cash used by operating activities	(968,482)	(3,341,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (purchase) of short-term investments	(82,081)	6,500,000
Note and contractual right receivable	2,016,577	(5,000,000)
Cash advance for note receivable	(5,500)	(1,800,000)
Deposit on equipment	(328,500)
Purchase of equipment	(355,899)
Purchase of oil and gas lease and wells and related equipment	(266,486)	-
Acquisition of oil and gas unproved properties	(41,250)	(108,397)
Net cash provided (used) by investing activities	936,861	(408,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	-	3,000,000
Financing fees paid	(100,247)	(501,622)
Proceeds from ordinary shares and warrants	862,190	-
Net cash provided by financing activities	761,943	2,498,378
Net increase (decrease) in cash and cash equivalents	730,322	(1,251,919)
Net foreign exchange differences	(21,230)	(7,899)
Cash and cash equivalents, beginning of period	1,714,697	4,231,804
Cash and cash equivalents, end of period	$2,423,789	$2,971,986
SUPPLEMENTAL CASH FLOW INFORMATION:	-
NON-CASH TRANSACTIONS:
Warrants issued with convertible debt	$-	$735,165
Beneficial conversion rights to convertible debt	$-	$279,165
Stock issued for financing fees	$-	$90,000
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$6,357,000	$-
Stock issued for conversion of debt	$95,000	$-
Note and contractual right receivable paid with accounts payable	$-	$360,000

INDEPENDENCE RESOURCES PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Historically, Independence Resources PLC was a life sciences company engaged in the research, development and commercialization of technologies that targeted the science of healthy aging. In early 2010, after an extensive review by the Board of Directors of the Company and outside advisors, the Board elected to change the overall direction of the Company from these sectors to the natural resources sector.

Independence Resources PLC, together with its subsidiaries (the “Company”), is a public limited company organized under the laws of England in 1983. The Company was originally incorporated under the name of Senetek PLC and changed its name to Independence Resources PLC on November 8, 2011. The Company has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed by the Company under the laws of Denmark.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2011 and the results of operations and cash flows for the periods ended September 30, 2011 and 2010.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Options, warrants, and shares related to the convertible note totaling 5,148,233 and 4,198,725 shares were outstanding at September 30, 2011 and 2010, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

NOTE 3 – LICENSE REVENUES

For the nine months ended September 30, 2011 and 2010, royalty and licensing fees recorded were $902,881 and $1,284,516, respectively, primarily consisting of $546,708 and $1,144,705, respectively, in royalty revenues related to its agreement with Covance.  Under this agreement, the Company is entitled to receive from Covance 60% of the first $2,000,000 in annual net sales of licensed products and 35% thereafter.  Should Covance not attain annual minimum sales of $1,880,000, it is obligated to pay the Company 33% of the shortfall.  In any case, the Company is entitled to a minimum in total payments from Covance of $860,000 per year.

Under the Company’s license agreement with the Research Foundation for Mental Hygiene (“RFMH”), RFMH is entitled to receive from the Company 27% of Covance’s net sales of licensed products, with a minimum annual total of $430,000.

On July 1, 2011, the Company signed a Termination Amendment with Covance and an Assignment and Consent Agreement with Covance and RFMH pursuant to which the Company assigned to Covance, and Covance assumed all of the Company’s obligations under the RFMH License Agreement.

NOTE 4 – INVESTMENTS

The Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

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

As a result of the Company’s assessment, the Company determined that the decline in fair value of Pan Minerals Oil & Gas was other than temporary.  Accordingly, the Company recorded a charge of $100,000 at September 30, 2011.

The following summarizes the securities available for sale at September 30, 2011.

	# of	Cost	Fair
Security	Shares	Basis	Value
Hecla Mining	200	$1,760	$1,072
Pan Minerals Oil & Gas	1,050,000	252,156	142,766
Metropolitan Mines, Ltd	21,800	3,924	3,706
Shoshone Silver Mining*	80,000	15,100	10,400
Silver Scott Mining*	15,000	5,250	4,200
Thunder Mountain Gold	253,035	57,807	29,140
Total		$335,997	$191,284
*Related parties, see Note 14

The fair value of securities is determined by quoted market prices.

NOTE 5 – PARTICIPATION AGREEMENT

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250. Two of the three wells have been drilled and one is in production as of September 30, 2011.

NOTE 6 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, the Company consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“PBMI”) (collectively the “Shareholders”) to obtain Iron Eagle’s mining claims. Pursuant to the terms of the agreement, the Company issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle. John Ryan, the Chief Executive Officer and Chairman of the Company was appointed as the sole director and officer of Iron Eagle. As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of the Company. The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

Iron Eagle’s sole assets are patented mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Grey Eagle Mine, valued at $4,290,000, and approximately 138 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated solely to the mining claims.

If the acquisition would have occurred at January 1, 2011, or January 1, 2010, revenue and earnings for the three and nine month periods ended September 30, 2011 and 2010 would not have changed.

NOTE 7 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, the Company consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Partners Value Arbitrage Fund L.P., an accredited institutional investor with its investment manager headquartered in New York, New York (“Platinum”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Platinum Claims”) for $5.0 million and an additional $360,000 in acquisition costs.  The amount purchased represented 45.144% of Platinum’s holdings on the date of the transaction.  The amounts were owed to Platinum from Firstgold Corporation, an corporation focused in the area of natural resources which had filed a petition in the United States Bankruptcy Court (the “Debtor”). The Debtor’s main asset was the Relief Canyon Mine located near Lovelock, Nevada.

NOTE 7 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE, (Continued)

On August 22, 2011, the Company requested that Platinum acquire its participation interest in the Platinum Claims at the price of $5,034,281 (the “Put Price”).  The Company and Platinum agreed that the Put Price will be paid, in part, by application (by way of set-off) of amounts outstanding under the a secured promissory note (the “Company Note”) issued by the Company to DMRJ Group LLC (“DMRJ”), an affiliated entity of Platinum, on or about March 2010.  The amounts owed to DMRJ pursuant to the Company Note totaled $2,876,790 (the “Company Note Amount”). Additionally the Company and Platinum agreed to settle the balance of amounts that had been advanced by each party to the operations of the Relief Canyon Mine project (the “Net Project Advances”).

On September 1, 2011, the Company received from Platinum an amount equal to $2,535,689 (which amount represents the Put Price less the Company Note Amount plus the Net Project Advances). As a result, as of September 1, 2011, (i) the Participation Agreement is deemed terminated and of no further force and effect, (ii) the liens and security interests of DMRJ in the property of the Company are released and terminated, (iii) all liabilities of the Company with respect to the Company Note are discharged, and (iv) the strike price of the warrants issued with the Company Note are repriced to $1.00. A loss of $412,367 was recognized on the transaction.

NOTE 8 – STOCKHOLDERS EQUITY

The following warrants were outstanding at September 30, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price		Expiration Date
Convertible Debt Warrants	1,800,000	$1.00		March 2015
Warrants	800,000	.60	p	June 2014
Warrants	536,538	.60	p	July 2014
	3,136,538

The following warrants were outstanding at September 30, 2010:
Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	1,800,000	$0.70	March 2015

The Company Note and the convertible debt warrants were issued to DMRJ in March 2010. The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date. Although the Company note was repaid in full, the warrants are still exercisable and were repriced per the termination agreement.  See Note 7.

During the quarter ended June 30, 2011, the Company sold 800,000 units for £320,000 ($514,400). Each unit consists of one ordinary share and one share purchase warrant to purchase one additional ordinary share for a period of three years from the date of the subscription at a price of .60p per share.

During the quarter ended September 30, 2011, the Company sold 536,538 units for £214,615 ($347,790). Each unit consists of one ordinary share and one share purchase warrant to purchase one additional ordinary share for a period of three years from the date of the subscription at a price of .60p per share.

NOTE 9 – STOCK COMPENSATION EXPENSE

The stock-based compensation expense for the nine months ended September 30, 2011 and 2010 was $223,034 and $628,201, respectively. As of September 30, 2011 the unrecognized stock-based compensation expense related to stock options was $20,372 and is expected to be recognized over a period of three months.

NOTE 10 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin.   Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note.  The Company, was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from the Company pursuant to the Asset Purchase Agreement with the Company, The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million.  The Company and Mr. Massino have amended the Asset Purchase Agreement such that in the event of a near term transaction resulting (i) in the change of control, directly or indirectly, of at least 50% of the equity interests of the Purchaser (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Purchaser, or (ii) the sale of substantially all of the Assets, the Company shall be entitled to receive (i) 50% for the after-tax purchase price paid to the Purchaser if such sale occurs on or before March 10, 2011 or (ii) the 25% of the after-tax price paid to the Purchaser if such sale occurs between March 10, 2011 and March 10, 2012.  A loss on the sale of approximately $217,000 was recognized during the quarter ended March 31, 2010.  This transaction is not considered to be a discontinued operation as the Company retained a portion of their skincare business, specifically assets related to Kinetin and Zeatin.

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

NOTE 11 – CONVERTIBLE DEBT

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and initially convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of 7 years.  The note was convertible prior to the end of the 7 years, and was mandatorily convertible on the due date.   Financing costs of approximately $592,000 were incurred, of which approximately $454,000 was allocated to the note and recorded as deferred financing costs.  Additionally the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants: strike price of $1.75, risk free interest rate of 2.39%, expected life of five years, and expected volatility of 56.9% with no dividends expected to be issued. The fair value of the warrants totaled $578,541 at the issuance date and this amount, net financing costs of $114,093, was recorded as a debt discount with a credit to additional paid in capital. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $122,541 and this amount, net financing costs of $24,093, was recorded as a debt discount with a credit to additional paid in capital.  The fair value of the warrants, beneficial conversion and deferred financing costs were being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements. In connection with Platinum’s purchase of the Platinum Claims from the Company in September 2011, (i) the liens and security interests of DMRJ in the property of the Company were released and terminated, (ii) all liabilities of the Company with respect to the note were discharged, and (iii) the strike price of the warrants were repriced to $1.00.

In connection with the issuance of the note to DMRJ, Frank J. Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors. Mr. Massino was retained as a part-time consultant to assist in management of certain of the Company’s existing investments and interests, for which he was paid $360,000. Also, William F. O’Kelly was terminated without cause as Chief Financial Officer and Mr. Rodger Bogardus resigned from the Board of Directors. In addition on March 10, 2010, the effective date of the Transaction, all options to purchase Ordinary Shares held by the Company’s officers and directors as of December 1, 2009 became immediately vested and were extended for five years with re-pricing of the exercise price to $1.25 per share.  Approximately $353,100 of compensation expense was recognized during the year ended December 31, 2010 as a result of the repricing.   Mr. Massino was paid $1,286,874 and Mr. O’Kelley was paid $107,500 in severance payments respectively.  The severance payments were recognized as expense during the year ended December 31, 2010.

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

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $2,141,818 in the fourth quarter of 2010 for the embedded conversion option liability associated with the amended convertible note with an offset to the carrying value of the debt on the date of the amendment. The assumptions used in the Black-Scholes option pricing model at November 9, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.2%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.33 years

In connection with the transaction described in Note 7, the convertible note was deemed paid in full.  As a result, the fair value of the embedded conversion option was written off and included in the loss recognized on the transaction.   The fair value of the embedded conversion option on the date of the transaction was $1,441,875, representing an decrease in the fair value of the liability of $36,795 during the period from January 1, 2011 to the transaction date.   The assumptions used in the Black-Scholes option pricing model at September 1, 2011 using Level 2 inputs were as follows: (1) dividend yield of 0%; (2) expected volatility of 67.6%, (3) risk-free interest rate of 1.76%, and (4) expected life of 3.70 years.

NOTE 12 – SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

		Three Months Ended September 30, 2011
	Pharmaceutical	Skin care	Natural Resources	Total

Revenues	$270,096	$-	$13,627	283,723
Cost of sales	-	-	11	11
Gross profit	$270,096	$-	$13,616	$283,712
Gross profit percentage	100%	0%	99%	99%
Exploration expense			(158,035)	(158,035)
Loss on sale of note and contractual right receivable			(412,367)	(412,367)
Unallocated operating expenses				(587,365)
Operating loss	177,567	-	(144,419)	$(874,055)
Assets	$13,992	$-	$7,764,394	7,778,386
Unallocated Assets				4,212,614
Total Assets				$11,991,000

		Three Months Ended September 30, 2010
	Pharmaceutical	Skin care	Natural Resources	Total

Revenues	$397,838	$43,038	$-	$440,876
Cost of sales	180,871	-	-	180,871
Gross profit	$216,967	$43,038	$-	$260,005
Gross profit percentage	55%	100%	0%	63%
Exploration expense				-
Unallocated operating expenses				(848,622)
Loss on skincare line
Operating loss	207,153	43,038	-	$(588,617)
Assets	$511,586	$-	$-	511,586
Unallocated Assets				$11,077,646
Total Assets				$11,589,232

		Nine Months Ended September 30, 2011
	Pharmaceutical	Skin care	Natural Resources		Total

Revenues	$902,881	$-		$82,744	$985,625
Cost of sales	246,018	-		11	246,029
Gross profit	$656,863	$-		$82,733	$739,596
Gross profit percentage	73%	0%		99%	75%
Exploration expense				(332,246)	(332,246)
Loss on sale of note and contractual right receivable					(412,367)
Unallocated operating expenses					(1,955,185)
Operating loss	656,863	-		(246,513)	$(1,960,202)
Assets	$13,992	$-	$		$7,778,386
Unallocated Assets					4,212,614
Total Assets					$11,991,000

		Nine Months Ended September 30, 2010
	Pharmaceutical	Skin care	Natural Resources	Total

Revenues	$1,064,940	$369,769	$-	$1,434,709
Cost of sales	479,223	24,900	-	504,123
Gross profit	$585,717	$344,869	$-	$930,586
Gross profit percentage	55%	93%	0%	65%
Exploration expense				-
Unallocated operating expenses				(4,508,530)
Loss on skincare line		(217,664)		(217,664)
Operating loss	478,203	(157,164)	-	$(3,795,608)
Assets	$511,586	$-	$-	511,586
Unallocated Assets				11,070,646
Total Assets				$11,582,232

For the nine months ended September 30, 2011 and 2010, there were no revenues from outside the United States.

One customer accounted for all pharmaceutical revenues for the nine months ended September 30, 2011 and 2010.

One customer accounted for 100% of accounts receivable at both September 30, 2011 and 2010, respectively.

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

In May 2006, the Company agreed to the assignment of the Signet agreement to Covance in conjunction with Covance’s acquisition of Signet, on substantially the same terms, with a minimum guaranty of royalty receipts to the Company of $860,000 per year through the term of the license.

On July 1, 2011, the Company signed a Termination Amendment with Covance and an Assignment and Consent Agreement with Covance and RFMH pursuant to which the Company assigned to Covance, and Covance will assume the obligations under the RFMH License Agreement.

Legal Proceedings
In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission. Management does not believe the claim has any merit and intend to defend the claim vigorously. $37,660 in legal expense was recorded as a result of this lawsuit during the nine months ended September 30, 2011.

Employment Contracts

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and Chief Financial Officer, at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months.  For the nine months ended September 30, 2011, $223,034 of compensation expense related to these options has been recognized.

Indemnifications
Under its Articles of Association, the Company is required to indemnify its officers and Directors for all costs, losses and liabilities they may incur as a result of the officer or Director’s serving in such capacity subject to statutory restrictions. The term of the indemnification period is for the officer’s or Director’s lifetime.

The maximum potential amount of future payments the Company could be required to make under the indemnification provisions contained in its Articles of Association is unlimited except as provided by applicable law. However, the Company has a Director and Officers liability insurance policy that limits its exposure and enables it to recover all or a portion of any future amounts paid by the Company to indemnify a Director or officer. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification obligations is minimal and has no liabilities recorded for these agreements as of September 30, 2011.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with licensees, research institutes at which studies are conducted, landlords, investment bankers and financial advisers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of their performance of such agreements except in cases of their negligence or default. These indemnification provisions often include indemnifications relating to representations made by the Company, including those with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the Company has obtained insurance providing coverage for losses such as these, against which the Company has agreed to indemnify a third party. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions generally is limited. The Company has not incurred material costs in connection with defending these indemnification agreements. As a result, management believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011.

NOTE 14 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. The law firm has rendered legal services to the Company. As of September 30, 2011 and 2010 legal fees paid to DLA Piper US, LLP totaled $110,385 and $0, respectively.

Wesley Holland, one of the Company’s directors, provides certain consulting services in connection with developing and marketing life science technologies and products. The Company has paid Dr. Holland a total of approximately $90,000 during the nine months ended September 30, 2011 and $60,000 during the nine months ended September 30, 2010.

During December, 2010, the Company allotted 1,400 of ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of 100 shares each of common stock of Hecla Mining Company, a NYSE-listed corporation.

Mr. Ryan, Mr. Crosby and Mr. Holland are Directors of Silver Scott Mines, Inc. In addition, Mr. Ryan and Mr. Crosby are Directors of Shoshone Silver/Gold Mines, Inc. The Company holds a small amount of the shares of each of these two related companies but intends to dispose of these shares by the end of the next reporting period.

NOTE 15 – SUBSEQUENT EVENTS

On November 8, 2011 the Company held its annual shareholder meeting and the shareholders, among other things re-elected John May, Bobby Cooper and Mr. Kerry Dukes to the Board of the Company and approved a change of the name of the Company to “Independence Resources plc”.

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

Overview

Historically, Independence Resources PLC had been focused on the skincare and pharmaceutical businesses. In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector. Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio. We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities.

Unless the context otherwise requires, throughout this report, the words “the Company,” “we,” “us,” and “our” mean Independence Resources PLC and its consolidated subsidiaries. The Company was originally incorporated under the name of Senetek PLC and changed its name to Independence Resources PLC on November 8, 2011

Mineral Property Operations

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

Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. However, extensive drilling, sampling, and geologic work have been done on two of the most advanced areas.  In these areas, previous operators calculated tonnages and grades (which are non-43-101 compliant) contained in an area called the “No Name Zone”.

The first mineral resource of interest referenced in the literature is an underground target described by Noranda Exploration in a 1980 report as “two distinct lenses of cobalt mineralization”. The first lens was called a “reserve” and was estimated to contain 1,050,000 tons grading 0.61% cobalt and 0.3% copper and having a strike length of about 750 feet. A second lens of high-grade cobalt mineralization occurs to the northwest, and again is described as a “reserve”. This lens extends for 600 feet of strike length, is deeper than the first lens, and averages about 0.48% Co and 0.24% Cu. The authors estimated this resource to be around 229,000 tons.

The second area of major interest, also in the "No Name Zone" is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% Cu equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under a S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource, and this drilling will be guided by the work done at the project the summer and fall of 2011.

In order to expand the land package and cover more of the potential targets on the property, we acquired by staking an additional 124 unpatented mining claims in and around the seven patented claims. As of the date of this report the Company is adjusting some of the locations of its newly staked unpatented mining claims as it appears that some conflict may exist with pre-existing claims of another party which were not obvious on the records of the Bureau of Land Management at the time the staking was done. The Company expects that this may affect the validity and location of approximately 20 of the 124 unpatented claims.

Additionally, we obtained permits from the Forest Service to undertake sampling, induced polarization, magnetic surveys, and geologic mapping on the ground. These activities will be undertaken throughout the remainder of the field season of 2011. Once the results from this work are obtained, we intend to amend and expand our permits with the Forest Service to allow a drill program on the project to begin the Spring of 2012 to confirm the resources that were previously identified, and also to target some new possible mineral resources which are indicated by the work we have completed so far.

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

We acquired by staking an additional 42 unpatented claims. During the upcoming months we plan on obtaining the needed permits to undertake sampling and geophysical surveys on the property. We plan on beginning these geologic activities in the Spring of 2012. Once we have the results from this testing, these results will aid the Company in designing a drill program which we intend to undertake in the fall of 2012.

Relief Canyon Mine, Lovelock Nevada

In August 2008, Firstgold Corp. (“Firstgold”), Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and Lakewood Group, LLC (“Lakewood”) entered into a purchase agreement (the “Firstgold Agreement”) pursuant to which, among other things, Firstgold issued and sold to Platinum (i) senior secured promissory notes in the aggregate principal amount of $9,607,200 (the “Platinum Notes”), and (ii)  a warrant to purchase up to 12.0 million shares of Firstgold’s common stock (the “Platinum Warrant”).  In December 2009, Platinum exercised its rights to cause Firstgold to purchase the Platinum Warrant (the “Platinum Put Right”). Firstgold failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Platinum Put Right, as and when due.   The Platinum Notes are secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine.

In April 2010, we entered into a participation agreement (the “Participation Agreement”) with Platinum, pursuant to which we purchased a participation in Platinum’s claims relating to (i) the aggregate principal amount outstanding under the Platinum Notes and related advances of $9.6 million, (ii) the accrued and unpaid interest in respect of the Platinum Notes and such related advances of $2.3 million and (iii) the amount owed by Firstgold to Platinum in respect of the exercise of the Platinum Put Right with respect to the Platinum Warrant of $3.6 million (collectively, the “Platinum Claims”), equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7.0 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.  As a result of (1) the issuance  by Firstgold of senior secured promissory notes to Platinum and Lakewood pursuant to the Firstgold Agreement, and (2) our purchase of 45% of the Platinum Claims, we held a resulting 35% interest in the Relief Canyon Mine assets.

On August 22, 2011, pursuant to the Participation Agreement, we requested that Platinum acquire our participation interest at the price of $5,034,281 (the “Put Price”). We and Platinum have agreed that the Put Price shall be deemed paid, in part, by application (by way of set-off) of amounts outstanding under the a secured promissory note (the “Company Note”) issued by us to DMRJ Group LLC (“DMRJ”), an affiliated entity of Platinum, on or about March 2010. The amounts owed to DMRJ pursuant to the Company Note totaled $2,876,790 (the “Company Note Amount”). Additionally we and Platinum agreed to settle the balance of amounts that had been advanced by each party to the operations of the Relief Canyon Mine project (the “Net Project Advances”). A loss of $412,367 was recognized on the transaction.

On September 2, 2011, we received from Platinum an amount equal to $2,535,689 (which amount represents the Put Price less the Company Note Amount plus the Net Project Advances). As a result, as of September 1, 2011, (i) the Participation Agreement is deemed terminated and of no further force and effect, (ii) the liens and security interests of DMRJ in our property are released and terminated, and (iii) all our liabilities with respect to the Company Note are discharged.

Oil and Gas Operations

South Fork II Prospect, Clinton County Kentucky

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest and 3% net revenue interest in three oil wells located in Clinton County, Kentucky for $41,250.  The Company is receiving a small royalty from this project and plans no further investment in these wells.

Working Interest, Dawson County, Texas

In May 2010, we entered into a participation agreement (the “SDX Participation Agreement”) with SDX Resources, Inc (“SDX”) pursuant to which we purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the lessee of record, for $108,397. Under the SDX Participation Agreement, we will pay 20% of the actual cost to casing point of the initial test well, and, if necessary, the cost to plug and abandon it as a dry hole.  Additionally, we will pay 17.647059% of the actual cost to casing point of the second test well, and, if necessary, the cost to plug and abandon it as a dry hole.  Both of these test wells were successful and have been put into production.

We are now receiving income on a quarterly basis from the two wells that we participated in.  We plan no further investment in this project in the near term.

Overview of Operating Results

Revenues for the three months ended September 30, 2011 totaled $283,723 compared to revenues of $440,876 for the three months ended September 30, 2010.  Royalties on sales of monoclonal antibodies (a pharmaceuticals business asset) were $0 as the royalty on monoclonal antibodies was terminated by agreement dated July 1, 2011 in which the Company agreed to terminate all of its interest in this business line in exchange for a payment of $195,114.  This was a decrease from the $394,439 of monoclonal antibody royalties in the three months ended September 30, 2010. Total gross profit margin for the three months ended September 30, 2011 and 2010 was 99% and 63%, respectively, of revenue.

Operating expenses for the three months ended September 30, 2011 increased 36% as compared to the three months ended September 30, 2010, primarily due to a loss on sale of note and contractual rights.

Net loss for the three months ended September 30, 2011 was $240,604 as compared to a net loss of $251,058 for the three months ended September 30, 2010. The decrease in net loss is primarily due to the change in the fair value of the option liability, offset by the loss on sale of note and contractual rights.

Revenues for the nine months ended September 30, 2011 totaled $985,625 compared to revenues of $1,355,090 for the nine months ended September 30, 2010.  Royalties on sales of monoclonal antibodies (a pharmaceuticals business asset) were $546,708, a decrease from the $1,144,705 of sales of monoclonal antibody royalties in the nine months ended September 30, 2010. Sales of monoclonal antibodies have historically been subject to periodic fluctuations based on many factors including timing of research spending and business consolidations in the pharmaceutical market. Total gross profit margin for the nine months ended September 30, 2011 and 2010 was 75% and 65%, respectively, of revenue.

Operating expenses for the nine months ended September 30, 2011 decreased 43% as compared to the nine months ended September 30, 2010, primarily due to a decrease in salaries and research and development, offset by the loss on sale of our interest in the Relief Canyon Mine.

Net loss for the nine months ended September 30, 2011 was $2,244,666 as compared to a net loss of $3,534,326 for the nine months ended September 30, 2010. The decrease in net loss primarily due to a decrease in salaries and research and development, offset by the loss on sale of our interest in the Relief Canyon Mine.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $968,482 for the nine months ended September 30, 2011 compared to net cash used by operating activities of 3,341,900 for the nine months ended September 30, 2010. The decrease is primarily due to a decrease in net loss, trade receivables, and inventory. The Company expects to continue to use cash in operating activities and investments for the remainder of 2011.

Net cash provided by investing activities totaled $936,861 for the nine months ended September 30, 2011 compared to net cash used by investing activities of $408,397 for the nine months ended September 30, 2011. The increase is due to proceeds from the sale of note and contractual rights receivable.

Net cash provided by financing activities totaled $761,943 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $2,498,378 for the nine months ended September 30, 2011. The decrease is due to proceeds from convertible debt in 2010; there was no such activity in 2011, offset by the sale of common stock.

Cash and cash equivalents increased to $2,423,789 at September 30, 2011, from $1,714,697 at December 31, 2010, due to the sale of note and contractual rights receivable, partially offset by an increase in the purchase of well equipment.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. Management reviews the accounting policies used in reporting the Company’s financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, depreciation and amortization, contingencies, deferred tax assets, and other assets. Estimates are based on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which assumptions were based. Management, on an ongoing basis, reviews these estimates and judgments. The Company’s Board of Directors reviews any changes in the Company’s methodology for arriving at its estimates, and discusses the appropriateness of any such changes with management and its independent auditors on a quarterly basis.

Refer to Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock-based compensation; and

•	Derivatives.

There have been no changes to the Company’s critical accounting policies since December 31, 2010, the date of its last audited financial statements.

Results of Operations for the three and nine months ended September 30, 2011 and 2010

This data has been derived from the statements of operations elsewhere in this Report and in the Form 10-Q for the quarterly period ended September 30, 2010. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2010.

Total revenues for the three months ended September 30, 2011 were $283,723, a 36% decrease from total revenue of $440,876 for the three months ended September 30, 2010, and total revenues for the nine months ended September 30, 2011 were $985,625, a 27% decrease from total revenue of $1,355,090 for the nine months ended September 30, 2010. The decrease is principally attributed to a reduction in revenue from monoclonal antibodies offset by an increase in natural resources revenue.

Total operating expenses for the three months ended September 30, 2011 were $1,157,767, an increase from total operating expenses of $848,622 for the three months ended September 30, 2010, and total operating expenses for the nine months ended September 30, 2011 were $2,699,798, a decrease from total operating expenses of $4,675,387 for the nine months ended September 30, 2010. The decrease is principally attributed to an overall reduction in expenses resulting from the divestiture of the majority of the skincare segment in the first quarter of 2010 decreasing administration, sales and marketing expense, and a reduction in research and development expense, offset by an increase in exploration expense and a loss on the sale of the note and contractual right receivable.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expense Category
Payroll, benefits and consulting	$208,000	$204,000	$643,000	$2,231,000
Stock-based compensation expense	61,000	125,000	223,000	628,000
Advertising and marketing	-	-	20,000	78,000
Legal and other professional fees	183.000	38,000	596,000	292,000
Travel and related	53,000	42,000	141,000	157,000
Rent and office expenses	17,000	82,000	79,000	341,000
Insurance-liability	-	9,000	-	43,000
Depreciation and other non-cash expenses	8,000	-	8,000	2,000
Other	32,000	23,000	159,000	50,000
Total	$562,000	$523,000	$1,869,000	$3,822,000

For the three months ended September 30, 2011, administration, sales and marketing expenses increased 8% and for the nine months ended September 30, 2011, administration, sales and marketing expenses decreased 51%, primarily due to a decrease in salary, advertising and marketing, and travel that was related to the skincare line, and due to the severance payments made in March 2010.

Interest Income and Expense

Interest income for the three month period ended September 30, 2011 has increased $48,753 as compared to the same period in the prior year, and interest income for the nine month period ended September 30, 2011 has increased $45,521 as compared to the same period in the prior year due primarily to the interest received on the sale of the Relief Canyon mine and associated debt. Interest expense for the three month period ended September 30, 2011 has increased $14,710 as compared to the same period in the prior year and interest expense for the nine month period ended September 30, 2011 has increased $168,206 as compared to the same period in the prior year due primarily to amortization of debt discount associated with the $3.0 million Secured Convertible Promissory Note from the March 10, 2010 transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2011, the Company issued and sold 536,538 units for £214,615 ($347,790) to an accredited investor. Each unit consists of one ordinary share and one share purchase warrant to purchase one additional ordinary share for a period of three years from the date of the subscription at a price of .60p per share. The units were not, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent a registration statement or an applicable exemption from registration requirements. The issue and sale of the units are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

Item 6. EXHIBITS

(a) Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE RESOURCES PLC
(Registrant)

Date: November 14, 2011	By:	/s/ JOHN. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ HOWARD CROSBY
Howard Crosby
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)