Form 10-K
period 2011-12-31
Independence Resources PLC
filed 2012-04-16
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-14691

 INDEPENDENCE RESOURCES PLC

(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7 Office Way, Suite 218
Hilton Head, SC	29928
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 715-9504

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

Yes: ☒ No: ☐

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of $0.67 as of the close of business on June 30, 2011, was $5,245,072.

As of March 31, 2012, the registrant had 17,355,760 ordinary shares outstanding, including 7,795,191 shares issued at March 31, 2012 represented by American Depositary shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

FORM 10-K

For The Fiscal Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements.” Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “would,”, “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The Company can give no assurance that it has identified all of the important factors that may result in material differences between actual results and its forward-looking statements, and the Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required in connection with future reports of the Company pursuant to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Historically, Independence Resources PLC (the “Company”) had been focused on the skincare and pharmaceutical businesses. In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector. Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio. We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities.

During 2011 we continued the transition from a biomedical company to one focused on natural resources. The Company terminated its participation in the secured notes related to the Relief Canyon Mine and in the process it eliminated the convertible debt associated with that acquisition leaving the Company debt free. With the exception of the Reliaject product the Company has sold or otherwise disposed of the remainder of its biomedical assets which has continued to reduce expenses associated with the biomedical lines of business. We made significant progress during the 2011 work season at our Iron Creek Project by conducting a number of geophysical surveys which have identified the existing known zones of mineralization. As a result, we believe we have discovered additional extensions to the known zones as well as possibly identified several new zones of mineralization. We plan on undertaking a drilling program to verify these results for the 2012 work season.

For detailed financial information, please consult our financial statements included in this Report.

Unless the context otherwise requires, throughout this report, the words “Independence,” “the Company,” “we,” “us,” and “our” mean Independence Resources PLC and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

Recent Developments

Mineral Property Operations

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary. The acquisition agreement, dated March 16, 2011, was with Iron Eagle and its two shareholders, namely Chester Mining Company, an Idaho Corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”). At closing, which was held on March 17, 2011, we issued 5,500,000 shares of common stock to BPMT and 2,650,000 shares to CHMN, and John Ryan, our CEO and a director, was appointed as the sole director and officer Iron Eagle. Also at closing CHMN appointed Mr. Ryan and Howard Crosby, our President, Chief Financial Officer, and a director, as directors of CHMN. BPMI appointed Messrs. Ryan and Crosby as directors of BPMI. William L. Campbell is the CEO of CHMN and BPMI and a principal shareholder of both entities. As a result of the transaction, control of the Company changed to Mr. Campbell.

Iron Eagle owns two mineral projects, one in Idaho known as the Iron Creek project and one in California known as the Gray Eagle Copper Mine.

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims and located about 26 miles southwest of the town of Salmon, Idaho.

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

The first mineral resource of interest referenced in the literature is an underground target described by Noranda Exploration in a 1980 report as “two distinct lenses of cobalt mineralization”. The first lens was called a “reserve” and was estimated to contain 1,050,000 tons grading 0.61% cobalt and 0.3% copper and having a strike length of about 750 feet. A second lens of high-grade cobalt mineralization occurs to the northwest, and again is described as a “reserve”. This lens extends for 600 feet of strike length, is deeper than the first lens, and averages about 0.48% cobalt and 0.24% copper. The authors estimated this resource to be around 229,000 tons.

The second area of major interest, also in the "No Name Zone" is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% copper equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under a S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource, and this drilling will be guided by the work done at the project during the summer and fall of 2011.

Based on these reports and our own internal evaluations, in order to expand the land package and cover more of the potential targets on the property, we acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims.

Additionally, we obtained permits from the Forest Service to undertake sampling, induced polarization, magnetic surveys, and geologic mapping on the ground. These activities were undertaken during the field season of 2011. These activities confirmed the mineral zones as outlined in historic reports and identified several potential new zones of mineralization that were previously not recognized.

We are currently filing a drill plan and requesting permits from the Forest Service to allow a drill program on the project to begin the summer of 2012 to confirm the resources that were previously identified, and also to target some new possible mineral resources which are indicated by the work we have completed so far.

Gray Eagle Copper Mine, Happy Camp, California

The Gray Eagle Copper Mine (“Gray Eagle”) is a past producer of significant amounts of both copper and gold. The property consists of approximately 294 acres of patented mining claims and 42 unpatented mining claims in Siskiyou County, the northernmost county of the State of California. Major production of valuable metals occurred during two different periods at Gray Eagle. Newmont Mining produced significant copper at the property in the 1940’s and Noranda Mining produced significant gold at the property in the 1980’s.

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

Based upon our internal evaluations we elected to acquire by staking an additional 42 unpatented claims. During the upcoming months we plan on obtaining the needed permits to undertake sampling and geophysical surveys on the property. We plan on beginning these geologic activities in the Spring of 2012 as weather and ground conditions allow. Once we have the results from this testing, these results will aid the Company in designing a drill program which we intend to undertake in the fall of 2012 field and season of 2013. All of these activities are dependent on raising additional capital in order to undertake this work.

The Gray Eagle Mine has been subject to an EPA clean up action in the past. According to publicly available EPA documents, the EPA has expended about $3 million in response costs cleaning up old mining tailings. The Company understands that several companies have been identified as potential responsible parties for this clean up. The Company has not to date received any communication from the EPA with respect to recovery of these costs or any environmental issues that may be present at the Gray Eagle property.

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

We are now receiving income on a quarterly basis from the two wells that we participated in.  We plan no further investment in this project in the near term. The Company has received estimates from SDX that the cost of plugging these wells will be approximately $17,000 to $25,000 per well. SDX does not expect this plugging to happen for several years, possibly as long as twenty years. At this time the Company will be responsible for its pro rata share of the plugging costs.

Management has determined that this oil and gas project is not material to the current business of the Company.

South Fork II Prospect, Clinton County Kentucky

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest and 3% net revenue interest in three oil wells located in Clinton County, Kentucky for $41,250.  The Company is receiving a small royalty from this project and plans no further investment in these wells. Management has determined that this oil and gas project is not material to the current business of the Company.

Discontinued Operations

Our legacy skincare and pharmaceutical activities are reported as discontinued operations on the Consolidated Statement of Operations for all periods presented (see Note 17 of Notes to Consolidated Financial Statements for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in our skincare and pharmaceutical segment.

Skincare Segment

Pursuant to an Asset Purchase Agreement, dated March 10, 2010 (“Asset Purchase Agreement”), Skinvera LLC, a company wholly owned by Frank J. Massino, our former Chairman and Chief Executive Officer (“Skinvera”), purchased all assets and assumed all existing liabilities of our skincare business (except for assets and liabilities related to Kinetin and Zeatin) and received $1.8 million in cash in return for a $1.8 million secured promissory note which bears interest at 6% per annum and is due on the seventh anniversary of its date of issuance. The Asset Purchase Agreement provides that Skinvera will pay us royalty payments based on 5% of net direct sales of skincare products and 10% of net skincare royalties, up to a maximum of $5 million. In April, 2010 we and Skinvera entered into an amendment to the Asset Purchase Agreement providing that in the event of a transaction resulting in (i) the change of control, directly or indirectly, of at least 50% of the equity interests in the Skinvera (as defined in the Asset Purchase Agreement), other than a transfer to a certain affiliate of the Skinvera, or (ii) the sale of substantially all of the Assets (as defined in the Asset Purchase Agreement), we will be entitled to receive (1) 50% of the after-tax purchase price paid to the Skinvera if such sale occurs on or before March 10, 2011 or (2) 25% of the after-tax purchase price paid to the Skinvera if such sale occurs between March 10, 2011 and March 10, 2012.

As of result of the transactions described above, our Skincare segment consists of Kinetin, which is our first generation cytokinin, and Zeatin, Kinetin’s analog product. By the spring, 2007, we had licensed Kinetin to 10 separate companies in various channels of distribution and geographies. We had also licensed Zeatin exclusively to Valeant Pharmaceuticals International (“Valeant”) of CostaMesa, CA. On March 30, 2007, we terminated our existing license agreement with Valeant and entered into a new license acquisition agreement with Valeant (“License Acquisition Agreement”). Under the terms of the License Acquisition Agreement, we granted Valeant a paid-up license for its Kinetin and Zeatin compounds and assigned to Valeant future royalties from other Kinetin license agreements to which we were a party, in return for a cash payment of $21.0 million, a waiver of $6.0 million in future marketing credits we otherwise would have owed Valeant, and a right to share in future royalties due Valeant from other Kinetin licensees through 2011. We do not intend to renew the License Acquisition Agreement.

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

Erectile Dysfunction

Invicorp® is a highly safe and effective treatment for erectile dysfunction (“ED”), a condition that affects more than 100 million men worldwide. Invicorp®, a combination of vasoactive intestinal peptide (“VIP”) and phentolamine mesylate (“PMS”), has shown excellent results in a wide range of patients, many of whom have failed on other therapies for the treatment of ED

We have had several agreements with various partners to undertake development work and marketing of Invicorp® over the last decade which are disclosed in historic filings of the company. The Company has two partners on Invicorp®, one covering the U.S. and Canada and one covering the rest of the world. With respect to our U.S./Canada partner, Plethora Systems, we believe Plethora is in default of their agreement and the Company intends to move to formally terminate this agreement in 2012.

With respect to the rest of the world, on July 11, 2011, the Company sold a license to market, manufacture and distribute Invicorp® worldwide (excluding North America) to Evolan Pharmaceuticals for a license fee of $28,135, payment for existing inventories of Invicorp®, a future success payment of $100,000 upon successful registration in anyone of five key countries and a future royalty of 12.5% based on sales for the next fifteen years. In addition, Evolan has a first right of refusal to acquire the U.S. and Canada rights to Invicorp® should they become available.

Drug Delivery Technology

We developed and patented Reliaject ®, a unique auto-injector which employs an ultra-fine gauge needle, preset to achieve the appropriate penetration before drug flow occurs, thereby reducing reliance on the patient’s technique for accuracy and safe delivery. Reliaject ® can be adapted for self-administration of a broad range of parenteral drugs including epinephrine, the leading therapeutic agent for the treatment of anaphylaxis, a severe allergic reaction that occurs in response to food, insect venom or medication.

In March 2006, we sold to Ranbaxy Pharmaceuticals Inc. all of our patents, trademarks and automated manufacturing equipment for the Reliaject ® device. We received a down-payment of $500,000 and under the terms of the sale agreement, we are to receive additional milestone payments based on regulatory approvals and cumulative sales targets. In February, 2011, we entered into an agreement with Ranbaxy to repurchase all of the patents, trademarks and automated manufacturing equipment sold to Ranbaxy in March 2006. This agreement was subject to finding a new development partner to fund the product work but to date, no new partner has been found. Therefore, Ranbaxy continues to have certain rights and obligations with respect to our 2006 agreement. The Company intends in 2012 to formally terminate its agreement with Ranbaxy on the grounds of non-performance.

Marketing and Manufacturing

Oil and Gas

The oil produced at our Dawson County, Texas and our Clinton County, KY project are transported by truck to local refineries and sold. We do not produce natural gas products for market at this time and will have to consider the economics of constructing a natural gas pipeline to transport energy produced from our leases in Dawson County, Texas or in Clinton County, KY in the event commercial quantities of natural gas are determined to exist. The products that we market or intend to market - oil and natural gas products - are commodities purchased by many distribution and retail companies. Crude oil can be sold whenever it is produced subject to transportation cost. Natural gas requires transportation from point of production to the purchaser by pipeline.

Competition

Oil and Gas

The oil and natural gas business is highly competitive.  Competition is particularly intense to acquire desirable producing properties, to acquire oil and natural gas exploration prospects or properties with known reserves, suitable for enhanced development and production efforts, and to hire qualified and experienced human resources.  Our competitors include the major integrated energy companies, as well as numerous independent oil and gas companies, individual proprietors, and drilling programs.  Many of these competitors possess and employ financial and human resources substantially greater than ours. Our competitors may also have a superior capability for evaluating, bidding, and acquiring desirable producing properties and exploration prospects.

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

Employees

As of December 31, 2011, we had four full-time employees, comprised of two employees at its corporate office in Hilton Head, SC, one employee at its accounting office in Spokane, Washington, and one employee in Walla Walla, Washington, and one part-time employee located in Salmon, ID.

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

Based upon advice from its outside professional tax advisors, we have determined that we were a PFIC during 2011 and 2010.

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

ITEM 2. PROPERTIES

Executive Offices

Our executive offices are located at 7 Office Way, Suite 218, Hilton Head, SC 29928. Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

Mineral Property

Relief Canyon Mine

In August 2008 Firstgold issued and sold to Platinum the Platinum Notes and the Platinum Warrant. In December 2009, Platinum exercised its Put Right. Firstgold has failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Put Right as and when due, and has filed a petition in the United States Bankruptcy Court, District of Nevada, In re: Firstgold Corp. (Case No. BK-10-50215 gwz). The Platinum Notes are secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine located near the town of Lovelock, NV.

In April 2010, we entered into a participation agreement with Platinum, pursuant to which we purchased a participation in the Platinum Claims, equal to an undivided percentage interest of 45.144% in all of such claims (representing $7.0 million of the Platinum Claims), and a corresponding 45.144% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5.0 million.

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

Iron Creek Project, Salmon, Idaho

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000, of which $2,067,000 was allocated to the Iron Creek Project and $4,290,000 to Gray Eagle Copper Mine. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary.

Iron Eagle owns a mineral property called the “Iron Creek Project” consisting of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims located 26 miles southwest of the town of Salmon, Idaho. Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. We plan to conduct drilling and sampling work on this property to further refine the mineral resources which have been identified by past exploration at this project.

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

In order to expand the land package and cover more of the potential targets on the property, we acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims.

Additionally, we obtained permits during the summer of 2011 from the Forest Service to undertake sampling, induced polarization, magnetic surveys, and geologic mapping on the ground. We accomplished these activities during the summer and fall of 2011 and obtained favorable results. As a result, we intend to file a drilling plan and permits for drilling and other activities to occur the summer and fall of 2012 to confirm the mineral resources that were previously identified by other operators, and also to target some new possible mineral resources which are indicated by the work we have completed so far. The activities on this project for the work season of 2012 are dependent on the availability of sufficient funding.

Gray Eagle Copper Mine, Happy Camp, California

Iron Eagle also owns a mineral property called the Gray Eagle Copper Mine (“Gray Eagle”) which is a past producer of significant amounts of both copper and gold, consisting of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California. Major production of valuable metals occurred during two different periods at Gray Eagle. Newmont Mining produced significant copper at the property in the 1940’s and Noranda Mining produced significant gold at the property in the 1980’s.

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

We acquired by staking an additional 42 unpatented claims. During the upcoming months we plan on obtaining the needed permits to undertake sampling and geophysical surveys on the property. We plan on beginning these geologic activities in the Spring of 2012 and as funds allow. Once we have the results from this testing, these results will aid the Company in designing a drill program which we intend to undertake in the fall of 2012 or during 2013.

Oil and Gas Property

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

ITEM 3. LEGAL PROCEEDINGS

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $350,000 for alleged non-payment of a commission. Management does not believe the claim has any merit and is defending the claim vigorously. However, it is possible that a settlement will be reached between the Company and Miller Tabak in a range of $0 to $360,000. Both parties have been ordered to commence mediation which should take place in April 2012.

Besides the legal proceedings mentioned above, we are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events requiring disclosure pursuant to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our ordinary shares. Our American Depositary Shares, each representing one ordinary share and evidenced by one ADS, are quoted on the Over the Counter Bulletin Board and OTC Markets under the symbol “SNKTY.” Trading of the ADSs in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The depositary for these ADSs is The Bank of New York. The high and low bid prices for the ADSs for the periods listed below are as follows:

Fiscal Year Ended December 31, 2011

Fiscal Period	High	Low

First Quarter	$0.98	$0.63
Second Quarter	1.00	0.75
Third Quarter	0.93	0.64
Fourth Quarter	0.82	0.57

Fiscal Year Ended December 31, 2010

Fiscal Period	High	Low

First Quarter	$1.24	$0.70
Second Quarter	1.20	0.68
Third Quarter	0.77	0.57
Fourth Quarter	1.00	0.58

As of March 31, 2012 there were 17,355,760 ordinary shares outstanding and 206 holders of record of ordinary shares, one of which is The Bank of New York which holds ADSs representing 7,795,191 ordinary shares. The closing bid prices of our ADSs on March 31, 2012, were a high of $0.76 and a low of $0.75.

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

Based on our existing operations and assets, we have determined that we were a PFIC for the taxable year ended December 31, 2010, for the taxable year ended December 31, 2011, and, depending upon our future operations and assets, there is a substantial risk that we could be treated as a PFIC in subsequent years. If we are treated as a PFIC, a direct (and in certain cases, indirect) U.S. Holder would be subject to special rules with respect to (i) any gain realized on the sale or other disposition of shares or ADSs and (ii) any “excess distribution” by us to the U.S. Holder in respect of the shares or ADSs (generally, any distributions to the U.S. Holder in respect of the shares or ADSs during a single taxable year that total more than 125% of the average annual distributions received by the U.S. Holder in respect of the shares or ADSs during the three preceding taxable years or, if shorter, the U.S. Holder’s holding period for the shares or ADSs).

Under these rules, (a) the gain or excess distribution would be allocated ratably over the U.S. Holder’s holding period for the shares or ADSs, (b) the amount allocated to the taxable year in which the gain or excess distribution was realized or to any year before we became a PFIC would be taxable as ordinary income, (c) the amount allocated to each other taxable year would be subject to tax at the highest tax rate in effect for ordinary income for that year and (d) an interest charge generally applicable to underpayments of tax would be imposed in respect of the tax attributable to each such prior year. These rules effectively prevent a U.S. Holder from treating gain on the shares or ADSs as capital gain. For these purposes, gifts, exchanges pursuant to a corporate reorganization and use of the shares or ADSs as security for a loan may be treated as a disposition. Moreover, if we are a PFIC, dividends received by individual U.S. Holders and certain other non-corporate U.S. Holders will not be treated as qualified dividend income taxable at reduced rates generally applicable to long term capital gains.

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

Mark to Market Election

The above results may be mitigated with respect to us if a “mark-to-market” election is available. A mark-to-market election is available to a U.S. Holder only if the shares or ADSs are considered “marketable stock”. Generally, stock will be considered marketable stock if it is “regularly traded” on a “qualified exchange” within the meaning of applicable U.S. Treasury regulations. A “qualified exchange” includes a national securities exchange that is registered with the Securities and Exchange Commission or a national market system established under section 11A of the Securities and Exchange Act of 1934 (the “Act”). Since our shares are only traded on the OTCBB and OTC Markets, either of, which is neither a registered national securities exchange nor a national market system established under Section 11A of the Act, a U.S. Holder will not be able to make a mark-to-market election with respect to our shares or ADSs.

QEF Election and Deemed Sale Election

The above adverse results can also be eliminated if a U.S. Holder is eligible for and timely makes a valid qualified electing fund, or “QEF” election. If a QEF election were made, such U.S. Holder generally would be required to include in income on a current basis its pro rata share of our ordinary earnings and net capital gains. In order for a U.S. Holder to be able to make a QEF election, we would be required to provide such U.S. Holder with certain information. US Holders of shares or ADSs who sold their shares or ADSs during 2007 and declared a long-term capital gain on their federal income tax filing for 2007 should contact their tax advisor to discuss whether an amended filing is necessary.

We do intend to provide information necessary for making a QEF election for the 2011 and 2010 tax years and expects similarly to provide such information for any future tax years in which it is a PFIC. This information will be provided on our website prior to the end of April 2012. Accordingly, US Holders who wish to make a QEF election for the year ended December 31, 2011 should plan on filing an extension for their U.S. federal income tax returns in order to allow time for us to provide the information required for the QEF election and time for their tax advisors to incorporate this information.

US Holders of shares or ADSs who acquired Company shares or ADSs during 2009 and 2008 may file a QEF election for the 2009 or 2008 tax year with a timely filed 2009 or 2008 tax return. However, US Holders of shares or ADSs who acquired such shares or ADSs prior to 2008 who file a QEF election for the 2008 tax year (or who file a QEF election for a later tax year with a timely filed tax return) will not have filed a “timely” QEF election since the election will not apply to our first year as a PFIC (which was 2007). Nonetheless, a US Holder can still benefit from the QEF election regime so long as the US Holder timely files a so-called “deemed sale election”. In such a case, a US Holder will be treated as having sold his or her shares or ADSs on the first day of the tax year for which the QEF election is made. A US Holder who realizes gain on such a deemed sale will be subject to the US tax consequences as if he had actually sold his shares or ADSs. Thus, any gain realized on the sale would be treated as an excess distribution and would be subject to the rules applicable to a PFIC.

We believe that most pre-existing US Holders should be able to make a QEF election and a deemed sale election for either 2010 or 2011 without adverse US tax consequences. A US Holder can make a deemed sale election even if his or her shares or ADSs have a value lower than the US Holder’s basis in the Company’s shares or ADSs. In such a case, the US Holder reports the loss for informational purposes but does not recognize the loss. No change occurs in the basis of the stock. On January 1, 2010, the opening market price of the Company’s ADSs was $1.22 per share. On January 1, 2011 the opening market price of Company’s ADSs was $0.71 per share. We expect that most US Holders will be able to make a deemed sale election without adverse tax consequences for either 2009 or 2010 because the depressed price of our shares or ADSs would result in the US Holder realizing a loss (and not a gain) upon making the deemed sale election, however, because results will vary from US holder to US holder as a result of individual circumstances, it is critical that each US Holder check with its own tax advisor concerning the effect of electing to make a deemed sale election for either 2009 or 2010.

IRS Form 8621

To make a QEF election and a deemed sale election for either the 2010 tax year or the 2011 tax year, a US Holder must attach a properly completed IRS Form 8621 to a timely filed (including extensions) US federal tax return for the year in question. If a US Holder is not required to file a US federal income tax return or other return for the tax year, the IRS Form 8621 should be filed directly with the Internal Revenue Service Center, Ogden, UT, 84201-0201.

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

Taxation of Dividends

We have included a detailed discussion of the tax consequences to holders of ordinary shares or ADSs for the payment of dividends as we do not currently anticipate the payment of, any cash dividends. The decision whether to pay, and the amount of any dividends, will be based, among other things, upon our earnings, capital requirements, financial conditions and applicable law. Any dividend, either cash or stock, must be recommended by the Board of Directors and approved by the shareholders through the Board of Directors. The Board of Directors is empowered to declare interim dividends. Effective January 21, 2009, the English High Court confirmed the reclassification of share premium to accumulated deficit for the UK Company, as approved by the shareholders on December 16, 2008. The reclassification, which has no effect on our equity or financial position, was undertaken to create distributable reserves.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we have elected not to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2011 we continued the transition from a biomedical company to one focused on natural resources. The Company terminated its participation in the secured notes related to the Relief Canyon Mine and in the process it eliminated the convertible debt associated with that acquisition leaving the Company debt free. With the exception of the Reliaject product the Company has sold or otherwise disposed of the remainder of its biomedical assets which has continued to reduce expenses associated with the biomedical lines of business. We made significant progress during the 2011 work season at our Iron Creek Project by conducting a number of geophysical surveys which have identified the existing known zones of mineralization. As a result, we believe we have discovered additional extensions to the known zones as well as possibly identified several new zones of mineralization. We plan a drill program to verify these results for the 2012 work season.

For detailed financial information, please consult our financial statements included in this Report.

Unless the context otherwise requires, throughout this report, the words “Independence,” “the Company,” “we,” “us,” and “our” mean Independence Resources PLC and its consolidated subsidiaries.

Recent Developments

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

In order to expand the land package and cover more of the potential targets on the property, we acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims.

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

Gray Eagle Copper Mine, Happy Camp, California

Iron Eagle also owns a mineral property called the Gray Eagle Copper Mine (“Gray Eagle”) which is a past producer of significant amounts of both copper and gold, consisting of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California. Major production of valuable metals occurred during two different periods at Gray Eagle. Newmont Mining produced significant copper at the property in the 1940’s and Noranda Mining produced significant gold at the property in the 1980’s.

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

Legacy Skincare and Pharmaceutical Assets

Our skincare and pharmaceutical activities are reported as discontinued operations on the Consolidated Statement of Operations for all periods presented (see Note 17 of Notes to Consolidated Financial Statements for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our skincare and pharmaceutical activities.

Results of Operations

Overview of Operating Results

	2011	2010

Mining revenue	-	-
Oil and gas revenue	110,279	-
Total revenue	110,279	-

Operating expenses	(5,051,531)	(5,620,973)
Operating loss	$(4,941,252)	$(5,620,973)

Net loss from continuing operations	(5,468,149)	(5,639,793)

Net income from discontinued operations	582,644	480,324

Net loss	$(4,885,505)	$(5,159,469)

In 2011 and 2010 we focused our resources on changing our overall direction to the natural resources sector.

For 2011, revenue from oil and gas increase as compared to 2010. Oil and gas revenue for 2011 was $110,279 up 100% from 2010. This increase was attributable to the completion of the wells included in our working interest agreements.

The Company records compensation expense for stock awards granted. The Company incurred approximately $243,000 and $653,000 in stock based compensation operating expense for 2011 and 2010, respectively. In 2011 and 2010, options for 0 and 950,000 shares, respectively, were issued to employees, officers and directors of the Company.

Operating expenses in 2011 decreased by 11% from 2010. This is primarily due to a decrease in research and development , a decrease in administration, sales and marketing expense and severance payments in the first quarter of 2010, offset by a write down of the long term receivable related to the March, 2010 transaction in the amount of $1,455,584, a loss on settlement of notes and contractual rights receivable in the amount of $412,367 and exploration costs associated with the natural resources.

	Summary of Exploration Costs
			% change in
			2011 versus
	2011	2010	2010
Oil & gas	140,729	$134,545	5%
Mining	327,749	-	100%
Total	468,478	134,545	248%

Exploration costs increased due to our acquisition of Iron Eagle Acquisitions, Inc.

Administration, Sales and Marketing	Summary of Administration, Sales and Marketing
	2011	2010	% change in 2011 versus 2010
Administration, sales and marketing	$2,713,263	$4,942,595	(45)%

For the years ended December 31, 2011 and 2010, the following administration, sales and marketing expenses were incurred:

Expense Category	2011	2010

Payroll, benefits and consulting	$868,100	$3,037,480
Stock-based compensation expense	243,406	653,199
Advertising and marketing	20,083	86,931
Legal and accounting	1,122,076	664,883
Travel and related	167,941	166,233
Rent and office expenses	128,782	291,270
Insurance-liability	—	40,979
Depreciation and other non-cash expenses	2,293	1,620
Other	160,582	—
Total	$2,713,263	$4,942,595

Administration, sales and marketing expenses decreased in 2011 as compared to 2010 primarily due to decreases in payroll, stock based compensation, travel, and rent and office expenses, and severance payments in 2010 to the former Chief Executive Officer and Chief Financial Officer. partially offset by the increase in professional fees, depreciation and other.

Other Income and Expense

Other income and expense in 2011 was a net expense of $526,897 compared to net expense of $391,574 in 2010.   The primary recurring component of other income and expense is interest income on cash accounts and short-term investments and interest expense on debt.  Interest income increased in 2011, as compared to 2010, due to increased cash and investment balances. Interest expense increased in 2011, as compared to 2010, due to convertible debt entered into in connection with the March 2010 transaction.  Also included in other income and expense in 2011 is an impairment of an investment of $337,663.

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

Income Taxes

The Company has significant U.S. deferred tax assets, primarily due to net operating loss carryforwards. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. The Company has determined that such a change in ownership has not occurred through December 31, 2010. As a result of the Iron Eagle acquisition that occurred in March 2011, the Company believes it may have undergone a change in ownership, but it has yet to perform an analysis of the transaction and the potential effect on its net operating losses (“NOLs”).

Management believes that due to lack of operating history and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should the Company’s operating results indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of the Company’s valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

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

Derivatives

When appropriate, the Company determines the fair value of its derivative instruments at the end of each reporting period. After assessing alternative valuation models and amortization assumptions, the Company has selected the Black-Scholes option-pricing formula and amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Liquidity and Capital Resources

	2011	2010

Cash and cash equivalents	$1,520,320	$1,714,697
Current ratio	2.07	2.18
Decrease in cash and cash equivalents	$(194,377)	$(9,017,107)

During 2011, our principal sources of liquidity included cash and cash equivalents resulting from proceeds from the purchase of our Participation Interest from Platinum and stock sales.  Management believes its cash, cash equivalents, short-term investments, sale or license fees from our legacy pharmaceutical products, distributions from our oil and gas projects, and timber sales from Iron Creek and Gray Eagle properties will be sufficient to meet our working capital needs for at least the next twelve months. We intend to raise new capital in the form of new equity or debt to further advance our mining projects. If we are not successful at raising new capital we intend to do no work on our mining projects, and invest no further capital in our oil and gas projects.

Net cash used by continuing operating activities totaled $1,854,893 and $3,904,186 for 2011 and 2010, respectively.  The change is primarily attributed to the decrease in non-cash related loss in 2011 as compared to 2010 as a result of a decrease in overall spending of the Company during 2011.

Cash and cash equivalents decreased to $1,520,320 at December 31, 2011 from $1,714,697 at December 31, 2010, principally reflecting the net cash used by operations of $1,854,893 in 2011, partially offset by proceeds from the repurchase of our Participation Interest from Platinum and sales of common stock.    The decrease in cash and cash equivalents was also due to acquisition of investments and mining interests and equipment.

The financial statements set forth in Part IV of this Report have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in U.S. dollars.

Off Balance-Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of information furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2011 and 2010, the results of operations and cash flows for the years then ended. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently. Refer to Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosure in response to this item is incorporated herein by reference to Item 4.01 of Form 8-K dated May 10, 2010, and filed with the Commission on May 14, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

Changes in internal control over financial reporting

There were no changes to the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to its management and its Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

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

Management assessed our internal control over financial reporting as at December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control—Integrated Framework.”  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as at December 31, 2011.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following table sets forth the name, age, position with us and period of service on the Board for each director:

			Director
Name	Age	Position with Company	Since
John P. Ryan	49	Chairman of the Board of Directors and Chief Executive Officer	2010
Howard Crosby	58	President, Chief Financial Officer and Director	2010
Anthony Williams	66	Corporate Secretary and Director	2003
Wesley Holland	56	Director	2010
Kerry Dukes	49	Director	2006
Bobby Cooper	66	Director	2011
John May	63	Director	2011

There are no family relationships among any of the persons listed above.

John P. Ryan was appointed Chief Executive Officer effective March 10, 2010. Mr. Ryan has been the President of Fontana Capital Corporation, a closely held consulting company for the last ten years as well as an officer and/or director of High Plains Uranium, Inc., U.S. Silver Corporation, Tomco Energy Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc.

Mr. Ryan has extensive executive experience and provides our Board with valuable insight regarding our products and services, and provides valuable public company expertise to our Board.

Howard Crosby was appointed President and Chief Financial Officer, effective March 10, 2010 and has served as a director since such time. Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company, for more than twenty years as well as an officer and director of High Plains Uranium, Inc., AQM Copper, Inc. (formerly Apoquindo Minerals).,  White Mountain Titanium Corporation, Tomco Energy, Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc.

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

Kerry Dukes was has served as a director since May 2006. Mr. Dukes is Chief Executive Officer and co-founder of Ardour Capital Investments LLC, a registered investment banking and securities broker-dealer firm in New York City, where he has served since November 2003 and is responsible for the organization, recruitment, financing and implementation of Ardour’s business plan. Mr. Dukes has more than 20 years of experience in the investment banking and securities businesses. Prior to co-founding Ardour, Mr. Dukes served as Director/Senior Managing Partner/Head of Global Activities for BlueStone Capital Partners and Trade.com, where he started-up and grew the firm’s brokerage operations and was instrumental in negotiating and selling a significant interest in the company to ABN Amro Bank, N.V. Prior to BlueStone, Mr. Dukes served as a Board Member, Chief Operating Officer and Managing Director of Commonwealth Associates. Mr. Dukes began his career in the management program at Shearson Lehman, an investment bank. He has served on the boards of numerous public companies, including Commonwealth Associates Growth Fund and Food Integrated Resources. Mr. Dukes attended the State University of New York.

Mr. Dukes’ leadership abilities and finance experience in the United States enable him to make a meaningful contribution to our Board.

Bobby Cooper was appointed a Non-Executive Director in May 2011. From 1993 to 1997, Mr. Cooper served as President of Kennecott Corporation, a wholly-owned subsidiary of Rio Tinto Group. During his tenure at Kennecott, Mr. Cooper was responsible for the construction and operations of numerous active mines in North America including the operations at the Bingham Canyon Mine in Utah. Since retiring Kennecott Corporation in 1997, Mr. Cooper has devoted himself to entrepreneurial ventures.  Mr. Cooper currently serves as a Director of Ontario Graphite, a privately held graphite producer located in Canada, Wyo-Ben, a private bentonite producer located in Billings, MT with properties in Northern Wyoming.  Mr. Cooper’s has also served as Chairman and Director of US Silver, a silver producer located in Wallace, Idaho. In addition, he served as Chairman and Director of High Plains Uranium, a uranium exploration and production company, a director and CEO of Platinum Diversified Mining, a Special Purpose Acquisition Company listed on the London AIM, a director and Audit Committee Chair of Western Prospector, a Canadian based uranium company with mining properties in Mongolia, and a director and CEO of Ancash Mining, a private Peruvian poly-metallic project located in the Andes of Peru.

Mr. Cooper has over 20 years of experience in the mining industry, most recently as President of Kennecott Corporation. He brings a global mining perspective to the Board with experience in a variety of resources.  As a director of U.S. Silver Corporation and a past director of Western Prospector and Anrqsh Mining, Mr. Cooper contributes his board level experience in the mining industry.

John May was appointed a Non-Executive Director in May 2011. Mr. May is a professional accountant and long-time business entrepreneur. Mr. May is a Fellow of the Institute of Chartered Accountants in England and Wales. He is Chairman and Policy Director of the Small Business Bureau Limited and Policy Director of “The Genesis Initiative Limited”, lobbying groups for small business to the UK Parliament. Since July 1994, Mr. May has been the principal of his own chartered accountancy practice. From January 1977 to June 1994, Mr. May was a senior partner with Crowe Clark Whitehill, Chartered Accountants, where he served for eight years on the managing board and for nine years as Chairman of its Thames Valley offices. In his capacity as UK National Marketing Partner and Head of its Property Consultancy division, he was a director of its UK and international associations. Mr. May was Finance Director of London AIM market listed PSG Solutions Plc (formerly London & Boston Investments Plc) until December 2005. Since July 2006 and June 2008, respectively, he has served as a non-executive director of London Pacific Partners Inc. and White Mountain Titanium Corp., both US public companies.  Since January 2010 and December 2006, respectively, he has served as Chairman of Specialist Energy Group Plc and Chairman of Red Leopard Holdings Plc, both London AIM listed companies. Since November 2007 has served as a non-executive director of Petrolatina Energy Plc, an oil company with assets in Columbia and also listed on London AIM.

Mr. May’s background with Crowe Clark Whitehill, Chartered Accountants brings significant accounting, financial, risk analysis, and audit experiences to the Board. As a director on the board of White Mountain Titanium Corp. and London Pacific Partners Inc., Mr. May contributes his board level experience and background in mining.

Executive Officers

John P. Ryan is Chairman of the Board of Directors and Chief Executive Officer (see above). In connection with the March 2010 Transaction, Frank Massino was terminated without cause as Chief Executive Officer and resigned as Chairman of the Board of Directors.

Howard Crosby is the President and a member of the Board of Directors (see above). In connection with the March 2010 Transaction William F. O’Kelly was terminated without cause as Chief Financial Officer and resigned as Secretary of the Company.

Executive officers serve in their offices (without fixed terms) at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2011, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed

Bobby Cooper	1	1	0
William Campbell	1	1	0
Travis Campbell	1	1	0
Chester Mining Co.	1	1	0
Brush Prairie Minerals, Inc.	1	1	0
John P. Ryan	1	1	0
Howard Crosby	1	1	0

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officer, in addition to our Code of Business Conduct, which applies to all employees, directors and consultants. Our website is currently under construction and our Code of Business will be available on our website at http://www.senetekplc.com as soon as possible.  In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

Our policies do not permit any of our employees, including our executive officers, to “hedge” ownership by engaging in short sales or trading in any derivatives involving our securities.

Change in Procedures for Recommending Directors

There were no material changes to the procedures by which our security holders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2012 Annual General Meeting of Shareholders.

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

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Anthony Williams, Secretary, Independence Resources, PLC, 7 Office Way, Suite 218, Hilton Head, SC 29928.

Board Leadership Structure

In accordance with our Articles of Association, the Board elects our officers, including our Chief Executive Officer, Chief Financial Officer, and such other officers as the Board may appoint from time to time. The Board has not currently separated the positions of Chairman of the Board and Chief Executive Officer, and John P. Ryan currently serves as our Chairman and Chief Executive Officer. The Board does not believe that separating these positions is necessary at this time in light of the composition of the Board, the management team and our overall leadership structure, the experience of Mr. Ryan in overseeing our day-to-day business while overseeing the Board, and our current business strategy. Mr. Ryan has managed the competing demands for his time to effectively lead the Board and the management team. Combining the Chairman and Chief Executive Officer roles fosters clear accountability, effective decision-making, and alignment of corporate strategy. Our Articles of Association and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate. The Board periodically considers whether changes to our overall leadership structure are appropriate.

Our Chairman is responsible for chairing meetings of the Board. In his absence, the Board may choose one of the Directors to chair the relevant meeting of the Board, and this tends to be our Vice-Chairman or the independent director present who has the most seniority. Our Chairman is also responsible for chairing meetings of shareholders. In his absence, the Board may appoint one of the Directors to chair the relevant meeting. That failing, the holders of Ordinary shares present and entitled to vote may choose one of their number to chair the relevant meeting.

Board’s Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks the company faces, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight. Our Chairman meets regularly with our Chief Financial Officer, and other senior officers to discuss strategy and risks facing our business. Senior management attends board meetings and is available to address any questions or concerns raised by our board of directors on risk management-related and any other matters. The Board receives presentations from senior management on strategic matters involving our operations and holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for our business.

While the Board is ultimately responsible for risk oversight at our company, our board committees assist our Board of Directors in fulfilling its oversight responsibilities in certain areas of risk.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and
Principal			Option	All Other
Position	Year	Salary	Awards (1)	Compensation		Total
John P. Ryan (2)	2011	$181,923	—	$27,297	(3)	$209,220
Chairman and Chief Executive Officer (PEO)	2010	$150,134	$131,015	—		$281,149
Howard Crosby (2)	2011	$161,923	—	—		$161,923
Chief Financial Officer	2010	$133,906	$131,015	—		$264,921

(1) The amounts in this column represent the dollar amounts of the aggregate grant date fair value computed in accordance with ASC Topic 718.  See the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of all assumptions made by us in determining the FASB ASC Topic 718 values of our stock awards.

(2) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and the position as Chief Financial Officer of the Company on March 10, 2010.

(3) During 2011, Mr. Ryan received $27,297 in health benefits pursuant to the employment agreement described below.

Employment Agreements

We had historically maintained employment agreements with key executives principally to define terms under which employment would cease and to provide explicit benefits if termination of employment occurs for certain reasons. There are no written employment agreements with our current executive officers although we have entered into oral agreements with Messrs. Ryan and Crosby.

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

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

As at December 31, 2011

	Number of
	Securities
	Underlying
	Unexercised		Option	Option
	Options		Exercise	Expiration
Name and Principal Position	Exercisable		Price	Date
John P. Ryan (1)	150,000	(2)	$1.05	04/30/2015
Chairman and Chief Executive Officer	100,000	(3)	$1.05	04/30/2015
Howard Crosby (1)	150,000	(3)	$1.05	04/30/2015
Chief Financial Officer	100,000	(3)	$1.05	04/30/2015

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

Director Compensation Tables and Narrative Disclosure

	Fees Earned or
Name (1)	Paid in Cash	Total
Anthony Williams	$20,000	$20,000
Kerry Dukes	$28,000	$28,000
Wesley Holland	$20,000	$20,000
Bobby Cooper	$10,000	$10,000
John May	$10,000	$10,000

 (1) Messrs. Ryan, Crosby, and Holland were appointed to the board on March 10, 2010. Messrs. Ryan and Crosby's compensations are discussed in the Executive Compensation tables.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our outstanding voting shares as of March 31, 2012, by: (i) all persons known to us to be the beneficial owner of more than 5% of our outstanding shares, (ii) each of our directors; (iii) each of our named executive officers; and (iv) our executive officers and directors as a group, in each case based on information provided to us by such beneficial owners or statements filed with the Commission pursuant to section 13(d) or 13(g) of the Exchange Act. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our directors and executive officers is that of our principal executive office, 7 Office Way, Suite 218, Hilton Head, South Carolina, 29928.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned (1) (2)	Percentage of Class (1)
5% Beneficial Owners (other than management)

William L. Campbell(3) P.O. Box 14006 Spokane, WA 99214	8,150,000	47.0%

Brush Prairie Minerals, Inc. (4) 905 N. Pines Rd. Suite A Spokane Valley, WA 99206	5,500,000	31.7%

Chester Mining Company(5) 905 N. Pines Rd. Suite A Spokane Valley, WA 99206	2,650,000	15.3%

Seaside 88, LP(6) 11911 US Highway One Suite 201-13 North Palm Beach, FL 33408	1,600,000	9.2%

Executive Officers and Directors

John P. Ryan	251,400	1.4%

Howard Crosby	417,501	2.4%

Kerry Dukes	195,750	1.1%

Anthony Williams	280,957	1.6%

Wesley Holland	150,000	*

Bobby Cooper	0	-

John May	0	-

All Directors and Executive Officers as a group (7 persons)	1,129,507	6.5%

 * Less than one percent

(1) For purposes of this table, a person or a group of persons is deemed to have “beneficial ownership” as of a given date of any shares which that person has the right to acquire within 60 days after that date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any shares which that person or persons has the right to acquire within 60 days after that date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. At March 31 2012, there were 17,355,760 voting shares outstanding.

(2) Includes the following number of shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 31, 2012: Mr. Ryan: 250,000 shares of non-qualified stock option; Mr. Crosby: 250,000 shares of non-qualified stock option; Mr. Dukes: 92,500 non-qualified stock option; Mr. Williams: 146,250 shares of non-qualified stock option; and Dr. Holland: 150,000 shares of non-qualified stock option. In connection with the transaction between us and DMRJ Group, LLC, vesting was accelerated for all options to purchase Ordinary shares held by our officers and directors as of December 1, 2009.  The options were extended for five years and the exercise price was re-priced to the greater of $1.25 or the market price on March 10, 2010.

(3) The shares beneficially owned by Mr. Campbell consist of 5,500,000 shares owned by Brush Prairie Minerals, Inc. and 2,650,000 shares owned by Chester Mining Company, both of which are included separately in this table. Mr. Campbell has shared power to vote and direct the deposition of these shares with such entities.

(4) This entity shares voting and dispositive control of these shares with Mr. Campbell and these shares are included in this table with the shares beneficially owned by him. Mr. Campbell disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(5) This entity shares voting and dispositive control of these shares with Mr. Campbell and his adult son, Travis W. Campbell. These shares are included in this table with the shares beneficially owned by William L. Campbell. Each William L. Campbell and Travis W. Campbell disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(6) Seaside 88, LP is a Florida limited partnership of which Seaside 88 Advisors, LLC serves as general partner. William J. Ritger and Denis M. O’Donnell are managing members of the general partner. Each of Seaside 88 Advisors and Messrs. Ritger and O’Donnell disclaims beneficial ownership of these shares except to the extent of its or his pecuniary interest therein.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as at December 31, 2011, with respect to our equity compensation plans:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
Plan Category	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders (1)	1,000,000	$2.45	0

Equity compensation plans not approved by security holders(2)	1,012,443	$2.32	0

Total	2,012,443		0

(1)	Represents options outstanding and shares available for future issuance under the Company’s Equity Plan. Also includes 62,500 options outstanding under Plan 2 which has been terminated as to future grants.

(2)	Represents options issued outside of the 2006 Senetek Equity Plan at the discretion of the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Anthony Williams, a director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. DLA Piper has rendered legal services to the Company, legal fees paid to DLA Piper US, LLP in 2011 and 2010 were $111,664 and 180,850, respectively.

Wesley Holland, one or our directors, provides certain consulting services to us in connection with developing and marketing our life science technologies and products. Payments to Dr. Holland in 2011 and 2010 were $108,000 and $100,000, respectively.

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

In December 2011 we allotted 1,400 of our ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of certain non-cash assets from each of those directors to us. Those non-cash assets were 100 shares each in the share capital of Hecla Mining Company, a NYSE-listed corporation.

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

During the year ended December 31, 2011, the Company purchased 15,000 shares of Silver Scott Mines, Inc. for $5,266 and sold the shares prior to year end for $4,066. Mr. Ryan, Mr. Crosby and Mr. Holland are Directors of Silver Scott Mines, Inc. In addition, Mr. Ryan and Mr. Crosby are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Also, Mr. Ryan is a Director of Consolidated Goldfields. At December 31, 2011, the Company has investments in shares of common stock in these companies.

The audit committee of the Board is specifically authorized and directed in its written charter to review and approve all related party transactions that are required to be disclosed to shareholders pursuant to item 404(a) of Regulation S-K.

We generally do not engage in transactions in which our executive officers or directors or any of their immediate family members or any of our 5% stockholders have a material interest. Our Code of Business Conduct, which sets forth standards applicable to all employees, officers and directors, generally prohibits transactions that could result in a conflict of interest. Any change or waiver of our Code of Business Conduct for any executive officer or director will be disclosed, if and to the extent required by applicable law, rule or regulation as from time to time in effect, pursuant to a filing on Form 8-K or posted on our website (www.senetekplc.com) or any other means as may be required or allowed by applicable law, rule or regulation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

DeCoria Maichel & Teague P.S. was appointed by the Board to serve as our registered public accounting firm in the United States in May 2010.

Aggregate fees billed by DeCoria Maichel & Teague P.S. for 2011 and 2010, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

DECORIA MAICHEL & TEAGUE P.S.—Registered Public Accounting Firm in the United States:

Type of Service	2011	2010
Audit fees (1)	$50,000	$100,000
Other audit-related fees (2)	—	—
Tax fees (3)	25,000	25,000
All other fees (4)	—	—
Total	$75,000	$125,000

(1) Audit fees: This category consists of fees for professional services rendered by DeCoria Maichel & Teague P.S. for review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the registered public accounting firms in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2) Other audit-related fees: None

(3) Tax fees: This category consists of fees for professional services rendered by DM-T for United States tax compliance including tax return preparation, technical tax advice and tax planning.

(4) All other fees: None

Aggregate fees billed by our former principal accountants, Macias Gini & O’Connell LLP for 2011 and 2010 for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

MACIAS GINI & O’CONNELL LLP—Principal Accountants in the United States:

Type of Service	2011	2010
Audit fees (1)	$—	$10,000
Other audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$—	$10,000

(1)	Audit fees: This category consists of fees for professional services rendered by Macias Gini & O’Connell LLP for audits of our annual financial statements, review of the financial statements included in its quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Other audit-related fees: None
(3)	Tax fees: None
(4)	All other fees: None

The Audit Committee established a policy governing our use of our auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.  In 2011 and 2010, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. In 2011 and 2010, neither Macias Gini & O’Connell LLP nor DeCoria Maichel & Teague P.S. rendered any other professional services for audit related matters, tax compliance and tax advice, and no hours were expended on DeCoria Maichel & Teague P.S. engagement to audit the financial statements that were attributable to work performed by persons other than its full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets as of December 31, 2011 and 2010

Consolidated statements of operations for the years ended December 31, 2011 and 2010

Consolidated statements of stockholders’ equity and comprehensive loss for the years ended December 31, 2011 and 2010

Consolidated statements of cash flows for the years ended December 31, 2011 and 2010

Notes to consolidated financial statements

(2) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

Exhibit
No.	Description
2.1	Stock-for-Stock Exchange Agreement dated March 16, 2011, with Iron Eagle Acquisitions, Inc. Filed as an Exhibit to Registrant’s Report on Form 8-K filed on March 18, 2011, and incorporated hereby by reference.
3.1	Certificate of Incorporation of Senetek PLC Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference
3.2	Amended and Restated Articles of Association of Senetek PLC Filed as an Exhibit to Registrant’s Report on Form 8-K filed on April 5, 2011, and incorporated herein by reference
3.3	Certificate of Incorporation on Change of Name dated November 8, 2011 Filed herewith
+10.1	Senetek No. 1 Share Option Scheme for Employees Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference
+10.2	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference
10.3	Deposit Agreement dated October 3, 2005 between Senetek PLC and The Bank of New York Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.4	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference
10.5	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004 Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference
*10.6	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004 Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference
*10.7	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.8	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.9	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
10.10	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference

Exhibit
No.	Description
10.11	Warrant Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.12	Trademark License Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.13	Collateral Pledge and Security Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.14	Secured Promissory Note from Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.15	Asset Purchase Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
21.1	Subsidiaries of Independence Resources PLC Filed herewith
24	Power of Attorney included on the signature page to this Annual Report on Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to certain portions of those exhibits.

+ Agreements related to Management Contracts or Compensation Plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Hilton Head, State of South Carolina, on this April 13, 2012.

INDEPENDENCE RESOURCES PLC

By:	/s/ John P. Ryan
John P. Ryan
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

Signature	Title	Date

/s/ John P. Ryan John P. Ryan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 13, 2012

/s/ Howard Crosby Howard Crosby	President, Chief Financial Officer, and Director (Principal Financial and Accounting Officer)	April 13, 2012

Anthony Williams	Director

/s/ Wesley Holland Wesley Holland	Director	April 12, 2012

/s/ Kerry Dukes Kerry Dukes	Director	April 13, 2012

/s/ John J. May	Director	April 13, 2012
John J. May

/s/ Bobby Cooper	Director	April 13, 2012
Bobby Cooper

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Independence Resources PLC

We have audited the accompanying consolidated balance sheets of Independence Resources PLC (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Resources PLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague P.S.

Spokane, Washington

March 28, 2012

INDEPENDENCE RESOURCES PLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,520,321	$1,714,697
Investments - available for sale	122,421	354,408
Trade receivables (net of allowances of $0 in 2011 and $5,000 in 2010)	25,476	295,791
Other receivables	27	20,217
Inventory	-	129,794
Prepaid oil and gas expense	-	193,999
Receivable - related party	5,500	79,794
Other current assets	88,965	57,035
Total Current Assets	1,762,710	2,845,735

PROPERTY, PLANT AND EQUIPMENT, net	353,605	-

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	149,647	108,397
Wells and related equipment	578,843	307,241
	728,490	415,638
MINING PROPERTIES
Mining claims	6,357,000	-

OTHER ASSETS
Other assets	328,500	-
Note and interest receivable, net - related party	-	1,347,584
Note and contractual rights receivable	-	5,360,000
Total Other Assets	328,500	6,707,584

TOTAL ASSETS	$9,530,305	$9,968,957

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$462,417	$937,745
Accrued liabilities	215,145	197,512
Deferred revenue and license fee	172,154	172,154
Total Current Liabilities	849,716	1,307,411

LONG TERM LIABILITIES
Deferred license fee	71,731	243,885
Convertible debt, net of discount	-	893,627
Conversion option liability	-	1,478,670
Total Long Term Liabilities	71,731	2,616,182

TOTAL LIABILTIES	921,447	3,923,593

COMMITMENTS AND CONTINGENCIES (See Note 13)

STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; 17,355,760 and 7,733,508 shares issued and outstanding	10,999,743	4,996,339
Share premium	88,351,983	86,797,791
Accumulated deficit	(90,672,350)	(85,786,845)
Accumulated other comprehensive income (loss) - translation	(4,044)	37,587
Accumulated other comprehensive income (loss) - unrealized gain (loss) on investments available for sale	(66,474)	492
Total Stockholders' Equity	8,608,858	6,045,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,530,305	$9,968,957

See accompanying notes to the consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31 2011	Year Ended December 31 2010

REVENUES
Oil and gas revenue	$110,279	$-

OPERATING EXPENSES
Administration, sales and marketing	2,713,263	4,942,595
Exploration expense	468,478	134,545
Loss on disposal of assets	1,839	3,833
Provision for long term note receivable - related party	1,455,584	540,000
Loss on settlement of notes and contractual rights receivable	412,367	-
TOTAL OPERATING EXPENSES	5,051,531	5,620,973

LOSS FROM OPERATIONS	(4,941,252)	(5,620,973)

OTHER INCOME (EXPENSE)
Interest income	144,047	100,325
Interest expense	(330,559)	(223,969)
Other income (expense)	61	10,304
Royalty income	9,135	10,182
Change in fair value of warrant liability	-	53,055
Change in fair value of option liability	36,795	663,148
Gain (loss) on sale of investment	(1,200)	-
Exchange gain (loss)	(47,513)	-
Gain (loss) on impairment of investment - available for sale	(337,663)	-
Loss on extinguishment of debt	-	(1,004,619)
TOTAL OTHER INCOME(EXPENSE)	(526,897)	(391,574)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(5,468,149)	(6,012,547)

INCOME TAX BENEFIT (EXPENSE)	-	372,754

NET LOSS FROM CONTINUING OPERATIONS	(5,468,149)	(5,639,793)

INCOME FROM DISCONTINUED OPERATIONS	582,644	480,324

NET LOSS	(4,885,505)	(5,159,469)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments available for sales	(66,966)	492
Translation adjustments	(41,631)	(8,505)

COMPREHENSIVE LOSS	$(4,994,102)	$(5,167,482)

NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.36)	$(0.73)
Income from discontinued operations	0.04	0.06
Loss per common share	$(0.32)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	15,345,229	7,709,482

See accompanying notes to the consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
					Other	Total
	Ordinary Shares		Share	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Premium	Deficit	Income	Deficit

Balance, December 31, 2009	7,645,802	$4,939,395	$85,546,880	$(80,627,376)	$46,092	$9,904,991

Stock based compensation expense related to employee and director stock options			653,199			653,199

Warrant issued for convertible debt, net of financing fees			464,448			464,448
						-
Beneficial Conversion Rights, net of financing fees			98,448			98,448
						-
Stock issued for financing fees	84,906	55,189	34,811			90,000
						-
Stock issued for investment in Hecla Mining	2,800	1,755	5			1,760
						-
Net loss				(5,159,469)		(5,159,469)
Unrealized gain on investments - available for sale					492	492
Translation adjustments					(8,505)	(8,505)
Balance, December 31, 2010	7,733,508	4,996,339	86,797,791	(85,786,845)	38,079	6,045,364

Stock based compensation expense related to employee and director stock options			243,406			243,406

Stock issued for acquisition of Iron Eagle Acquisitions, Inc	8,150,000	5,053,000	1,304,000			6,357,000
						-
Units issued for cash	1,336,538	862,190				862,190

Shares issued for convertible debt	135,714	88,214	6,786			95,000
						-
Net loss				(4,885,505)		(4,885,505)
Unrealized loss on investments - available for sale					(66,966)	(66,966)
Translation adjustments					(41,631)	(41,631)
Balance, December 31, 2011	17,355,760	$10,999,743	$88,351,983	$(90,672,350)	$(70,518)	$8,608,858

See accompanying notes to the consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2011	December 31 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,885,505)	$(5,159,469)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,293	3,034
Reserve for doubtful accounts	-	(5,278)
Loss on sale of skincare line	-	224,728
Loss on abandonment of assets	-	5,998
Stock based compensation	243,406	653,199
Amoritzation of debt discount and deferred financing fees	330,553	220,344
Change in fair value of warrant liability	-	(53,055)
Change in fair value of option liability	(36,795)	(663,148)
Provision for note receivable - related party	1,455,584	540,000
Loss on settlement of note and contractual right receivable	412,367
Loss on sale of investment	1,200
Loss on extinguishment of debt	-	1,004,619
Impairment of investment	337,663
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	270,315	21,511
Other receivables	20,190	110,679
Inventory	129,794	(121,319)
Other current assets	(31,930)	73,298
Prepaid oil and gas expense	193,999	(193,999)
Interest receivable - related party	(108,000)	(87,584)
Receivable related party	79,821	(79,794)
Increase (decrease) in:
Accounts payable	(115,327)	(118,222)
Accrued liabilities	17,633	(105,810)
Deferred revenue and license fee	(172,154)	(173,918)

Net cash used by operating activities	(1,854,893)	(3,904,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (purchase) of short-term investments		6,500,000
Purchase of note and contractual rights receivable	-	(5,000,000)
Cash received on settlement of note and contractual rights receivable	2,016,578	-
Cash advance for note receivable - related party	(5,527)	(1,800,000)
Purchase of investments - available for sale	(219,539)	(352,156)
Proceeds from sale of investments - available for sale	4,066
Deposit on equipment	(328,500)
Purchase of equipment	(355,899)
Purchase of oil and gas lease and wells and related equipment	(271,602)	(307,241)
Acquisition of oil and gas unproved properties	(41,250)	(108,397)
Net cash provided (used) by investing activities	798,327	(1,067,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	-	3,000,000
Payments on convertible debt	-	(35,000)
Financing fees paid	-	(501,622)
Proceeds from sale of stock	862,190	-
Net cash provided by financing activities	862,190	2,463,378
Net increase (decrease) in cash and cash equivalents	(194,376)	(2,508,602)
Net foreign exchange differences	-	(8,505)
Cash and cash equivalents, beginning of year	1,714,697	4,231,804
Cash and cash equivalents, end of year	$1,520,321	$1,714,697
SUPPLEMENTAL CASH FLOW INFORMATION:	-
NON-CASH TRANSACTIONS:
Warrants issued with convertible debt	$-	$578,541
Beneficial conversion rights to convertible debt	$-	$122,541
Stock issued for financing fees	$-	$90,000
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$6,357,000	$-
Stock issued for conversion of debt	$95,000	$-
Note and contractual right receivable paid with accounts payable	$-	$360,000
Stock issued for investment	$-	$1,760.00

See accompanying notes to the consolidated financial statements.

INDEPENDENCE RESOURCES PLC

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

Independence Resources PLC, together with its subsidiaries (the “Company”), is a public limited company organized under the laws of England in 1983. The Company was originally incorporated under the name of Senetek PLC and changed its name to Independence Resources PLC on November 8, 2011. The Company’s registered office is located in the United Kingdom. The majority of its employees are based in the United States from where it liaises with the U.S. investing public. The Company has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed by the Company under the laws of Denmark.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The consolidated financial statements incorporate the accounts of Independence Resources PLC and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable; fair value of investments and stock compensation awards, realizability of deferred tax assets; and the impairment of long lived assets.

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

At times, cash balances may be in excess of FDIC insurance limits. The Company has not experienced any losses with respect to bank balances in excess of government provided insurance. At December 31, 2011and 2010, the Company held $759,175 and $1,197,655, respectively, in bank balances in excess of the insurance limits.

Investments in Marketable Securities

The Company accounts for marketable securities as required by ASC 320 Investments – Debt & Equity Topic of the FASB Accounting Standards Codification. At acquisition, the Company classifies debt securities and equity securities into one of the following three categories

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts. Interest earned on these securities is included in interest income.

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

We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is determined to be other than temporary.

Revenue, Deferred Revenue and Accounts Receivable

The Company recognizes revenue for its pharmaceutical business when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred, (iii) the sales price charged is fixed or determinable, and (iv) collection is reasonably assured. The Company’s shipment terms are FOB shipping point.

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognizes revenues based on actual volumes of oil and gas sold to purchasers.

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

Inventories

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

When assets are retired or sold, the costs and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss).

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets for impairment in value whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Mineral exploration and development costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no minable ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a unit of production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Mineral properties and interests

Costs of acquiring mineral properties are capitalized by project area upon purchase of the associated claims. Costs to acquire mineral interests are capitalized when paid. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any diminution in value. As of December 31, 2011, there was no impairment of mineral properties.

Research and Development

Expenditures on research and development are expensed as incurred.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Options, warrants, and shares related to the convertible note totaling 5,148,233 and 8,460,220 shares were outstanding at December 31, 2011 and 2010, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Financial Instruments

The carrying values of cash, investments available for sale, receivables, and notes receivable approximate their fair values due to the short-term nature of these items. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, which, among other things, amended Subtopic 220 with respect to the presentation of other comprehensive income and its components in the financial statements.  The update amended Subtopic 220 so that a Securities and Exchange Commission filer may present other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The filer is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The amendments in this update apply to both annual and interim periods beginning after December 15, 2011, with the exception of the amendment regarding presentation of reclassification adjustments, which has been deferred to a later date.  Adoption of this update is not anticipated to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, which amends Subtopic 820 to clarify the application of existing common fair value measurement and disclosure requirements.  ASU 2011-04 provides clarification for the following:

1.	the application of the highest and best use of valuation premise concepts;
2.	measuring the fair value of an instrument classified in shareholders' equity; and
3.	disclosures about fair value measurements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures on fair value measurements as follows:

1.	The amounts of and reasons for significant transfers in and out of Levels 1 and 2.
2.	Separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.

ASU 2010-06 also provides amendments to Subtopic 820-10 that clarify existing fair value measurement disclosures as follows:

1.	A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.

2.	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures discussed above are effective for interim and annual periods beginning after December 15, 2011, except for the disclosures about fair value measurements.  Those disclosures are effective for fiscal years beginning after December 31, 2010.  Adoption of this guidance has not, and is not expected to have a material impact on the consolidated financial statements.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During February 2010, the FASB issued ASU 2010-08, which corrected existing guidance for various topics.  The update became generally effective for the first reporting period (including interim periods) beginning after issuance.  These conditions did not have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit and net losses presented in prior periods.

NOTE 3 - INVESTMENTS - AVAILABLE FOR SALE

The following summarizes the securities available for sale at December 31, 2011.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security

Consolidated Goldfields*	71,657	$9,532	$8,599

Hecla Mining	200	1,760	1,046

Merger Mines Corp	4,700	705	611

Metropolitan Mines, Ltd	35,850	6,453	4,302

Mineral Mountain Mining and Milling Co*	19,947	8,378	7,979

New Jersey Mining Company	20,000	4,200	4,000

PM Pan Minerals	3,050,000	-	-

Shoshone Silver Mining*	365,000	69,175	54,750

Thunder Mountain Gold	523,535	88,602	41,134
		$188,805	$122,421

* Related parties, see Note 19

The following summarizes the securities available for sale at December 31, 2010.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)

Security

Hecla Mining	200	1,760	2,252

PM Pan Minerals	1,050,000	352,156	352,156

		$353,916	$354,408

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based upon communications with the chief executive officer of PM Pan Minerals, management of the Company determined that decline in fair value of the investment in PM Pan Minerals was other than temporary and therefore recognized a loss of $337,663 during the year ended December 31, 2011.

The fair value of securities is determined by quoted market prices.

NOTE 4 - INVENTORY

Inventory at December 31, 2010 included $129,794 of finished good relating to the Company’s pharmaceuticals segment.

During 2011, the Company sold the remaining finished goods inventory. See Note 17 for discussion of discontinued operations.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2011	December 31, 2010

Cost:
Office furniture, fixtures and equipment	$38,446	$38,446
Equipment	355,899	-

	394,345	38,446

Accumulated depreciation:
Office furniture and fixtures	38,446	38,446
Plant and laboratory equipment	2,294	-

	40,740	38,446

Net carrying value	$353,605	$-

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,293 and $3,034, respectively. In 201, the majority of the Company’s property and equipment were sold as part of the asset purchase agreement with Skinvera LLC. See Note 7.

NOTE 6 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, Senetek consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”).  Pursuant to the terms of the agreement, the Company issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle.  John Ryan, the Chief Executive Officer and Chairman of the Company was appointed as the sole director and officer of Iron Eagle.  As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of the Company.  The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Iron Eagle’s sole assets are mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Grey Eagle Mine, valued at $4,290,000, and approximately 118 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated wholly to the mining claims.

Subsequent to the acquisition, both Mr. Ryan and Mr. Howard Crosby, a director of the Company, were each appointed as Directors of Brush Prairie Minerals, Inc. and of Chester Mining Company.

NOTE 7 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin. Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Company, was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from the Company pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million; $9,135 and $10,182, respectively was recognized as royalty income under this arrangement during the years ended December 31, 2011 and 2010. A loss on the sale of approximately $217,000 was recognized during the year ended December 31, 2010. See Note 17 regarding discontinued operations.

The following table sets forth the approximate carrying value of the assets and liabilities that were acquired by Skinvera.

Inventory	$309,000
Inventory Reserves	(5,000)
Fixed Assets	113,000
Accum Depr – Fixed Assets	(78,000)
Accounts Receivable, net of allowances	(1,000)
Prepaid Insurance	18,000
Accrued Liabilities	(139,000)
Net assets sold	$217,000

At December 31, 2010 and 2011, the Company reserved $540,000 and the remaining balance of $1,455,584, respectively, of the note and interest receivable based on an estimate to the ultimate collectability of amounts due, based on the Company’s knowledge of Skinvera’s business activities. The reserve is shown on the Consolidated Statements of Operation as Provision for long term note receivable – related party. At December 31, 2011, Mr. Massino and Skinvera are no longer considered to be related parties.

NOTE 8 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, the Company consummated the purchase of $7.0 million of amounts owed to a partnership that is majority owned by Platinum Partners Value Arbitrage Fund L.P (“Platinum”), an accredited institutional investor with is investment manager headquartered in New York, New York, (“Seller”) pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Seller Claims”) for $5.0 million and an additional $360,000 in acquisition costs.  The amount purchased represented 45.144% of Platinum’s holdings on the date of the transaction. The amounts are owed to Seller from an entity (the “Debtor”) focused in the area of natural resources which has filed a petition in the United States Bankruptcy Court. The Debtor is a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 22, 2011, the Company requested that Platinum acquire its participation interest in the Platinum Claims at the price of $5,034,281 (the “Put Price”).  The Company and Platinum agreed that the Put Price will be paid, in part, by application (by way of set-off) of amounts outstanding under the a secured promissory note (the “Convertible Note”) issued by the Company to DMRJ Group LLC (“DMRJ”), an affiliated entity of Platinum, on or about March 2010.  The amounts owed to DMRJ pursuant to the Convertible Note totaled $2,876,790 (the “Convertible Note Amount”)(See Note 9). Additionally the Company and Platinum agreed to settle the balance of amounts that had been advanced by each party to the operations of the Relief Canyon Mine project (the “Net Project Advances”).

On September 1, 2011, the Company received from Platinum an amount equal to $2,535,689 (which amount represents the Put Price less the Convertible Note Amount plus the Net Project Advances). As a result, as of September 1, 2011, (i) the Participation Agreement was deemed terminated and of no further force and effect, (ii) the liens and security interests of DMRJ in the property of the Company are released and terminated, (iii) all liabilities of the Company with respect to the Convertible Note were discharged, and (iv) the strike price of the warrants issued with the Convertible Note were repriced to $1.00. A loss of $412,367 was recognized on the transaction

NOTE 9 – CONVERTIBLE DEBT

In March, 2010 the Company issued to DMRJ a secured, convertible promissory note in the amount of $3,000,000, bearing no interest and initially convertible into shares of the Company’s common stock at a rate of one share for each $1.25 of principal outstanding, with a maturity of 7 years. The note may be converted prior to the end of the 7 years, and is mandatorily convertible on the due date. The note may not be settled in cash, except in the event of default or at the option of the Company. Financing costs of approximately $592,000 were incurred. Additionally the Company issued 1,800,000 warrants with the note at an exercise price of $1.75 per share and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $1.75, risk free interest rate of 2.39%, expected life of five years, and expected volatility of 56.9% with no dividends expected to be issued. The fair value of the warrants totaled $578,541 at the issuance date and this amount, net financing costs of $114,093, was recorded as a debt discount with a credit to additional paid in capital. Additionally, the conversion feature of the notes resulted in a beneficial conversion amount of $122,541 and this amount, net financing costs of $24,093, was recorded as a debt discount with a credit to additional paid in capital. The fair value of the warrants, beneficial conversion and deferred financing costs were being amortized over the life of the convertible debt and the amortized amounts are included in interest expense in the financial statements.

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

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of $2,141,818 for the embedded conversion option liability associated with the amended convertible note in 2010 with an offset to the carrying value of the debt. The assumptions used in the Black-Scholes option pricing model at November 9, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 61.2%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.33 years. The fair value of the embedded conversion option was $1,478,670 at December 31, 2010, representing a decrease in the fair value of the liability of $663,148 during the year ended December 31, 2010. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 60.7%, (3) risk-free interest rate of 2.01%, and (4) expected life of 4.33 years.

In connection with the transaction described in Note 8, the convertible note was deemed paid in full.  As a result, the fair value of the conversion option was written off and included in the loss recognized on the transaction.   The fair value of the conversion option on the date of the transaction was $1,441,875, representing an decrease in the fair value of the liability of $36,795 during the period from January 1, 2011 to the transaction date.   The assumptions used in the Black-Scholes option pricing model at September 1, 2011 using Level 2 inputs were as follows: (1) dividend yield of 0%; (2) expected volatility of 67.6%, (3) risk-free interest rate of 1.76%, and (4) expected life of 3.70 years.

 NOTE 10 – OIL AND GAS PROPERTIES

In May 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc. (“SDX”) in which the Company purchased a 15% of a 69% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the initial test well as a dry hole. The drilling of the Initial Test Well commenced on September 1, 2010, and $195,137 in intangible drilling cost, $69,975 in lease and well equipment, $22,952 in prepaid expense and $8,305 in lease operating expense was spent per the Participation Agreement. This well was completed for production and achieved commercial production in early 2011. The well was completed in the Mississippian formation, which was the lowest of the targeted production horizons, and after initial production rates in the 50-70 barrel per day ranges, has leveled off at a steady production rate of approximately 30 barrels per day, with virtually no water cut. The Company received approximately $54,400 in income from this well during 2011 and plans no further investment in this project in the near term.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company will pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug an abandon it as a dry hole. During the year ended December 31, 2010 drilling commenced on the second  test well, the McCarthy #1,  and $171,048 in prepaid expense, $21,803 in intangible drilling costs, $20,326 in lease and well equipment, and $1,452 in lease operating expense was spent per the Participation Agreement. The well commenced drilling during the first week of January 2011, and achieved a total depth of 10,500 feet. The Company received approximately $52,300 in income during 2011 from this well and plans no further investment in this project.

Contemporaneously with the Agreement, SDX executed an operating agreement naming Breck Operating Corp. as the Operator of all operations and other activities conducted on the Subject Leases.

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250. Two of the three wells have been drilled and one is in production as of September 30, 2011. The Company received approximately $3,550 in income in 2011 from this well and plans no further investment in the project.

NOTE 11 – ACCRUED LIABILITIES

Accrued liabilities comprise the following:

	December 31, 2011	December 31, 2010

Audit and tax fees	164,242	172,000
Other liabilities and accruals	50,903	25,512

	$215,145	$197,512

NOTE 12 – DERIVATIVES

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

 The fair value of outstanding derivative instruments not designed as hedging instruments on the accompanying Consolidated Balance Sheets was as follows:

Derivative Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010

Conversion option liability	Long-term liabilities	$-	$1,478,670

A Black-Scholes option-pricing model was used to estimate the fair value, using Level 2 inputs, of the Company’s derivatives using the following assumptions at December 31, 2010:

	Number of Shares	Dividend Yield	Volatility	Risk-Free Rate	Expected Life (in years)	Stock price
Conversion option	4,235,714	None	60.7%	2.01	4.19	$.71

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCK OPTION PLANS

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members. The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors.

Effective March 10, 2010, in accordance with the Security Purchase Agreement (See Note 9) dated March 4, 2010, between Independence Resources and DMRJ, vesting was accelerated for all options to purchase Ordinary Shares held by the Company’s officers and Directors as of December 1, 2009, the options were extended for five years and the exercise price was re-priced to $1.25, options held by non-officers and directors were not extended or re-priced, compensation expense of approximately $353,100 was recognized during the year ended December 31, 2010.

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

The intrinsic value of all of the Company’s outstanding vested stock options at December 31, 2011 and 2010 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock. Transactions concerning stock options for the years ended December 31, 2011 and 2010 are summarized as follows:

			Senetek	Outside
	Plan	Plan	Equity	of
	1	2	Plan (1)	Plan

Balances, December 31, 2009	-	62,500	937,500	64,943
Granted	-	-	-	950,000
Exercised	-	-	-	-
Expired		(31,250)	(937)	(2,500)
Reinstated as part of repricing	37,500

Balances December 31, 2010	37,500	31,250	936,563	1,012,443
Granted	-	-	-
Exercised	-	-	-	-
Expired	-		(7,186)

Balances, December 31, 2011	37,500	31,250	929,377	1,012,443

Exercisable and outstanding at December 31, 2011	37,500	31,250	929,377	1,012,443

Weighted average exercise price at December 31, 2011	$1.25	$1.25	$1.27	$1.06

Weighted average contractual life at December 31, 2011 in years	3.18	3.18	3.18	3.33

(1) includes 25,781 of restricted stock issued in 2007

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized stock-based compensation expense, classified as administration, sales and marketing expense in the statements of operations, of $243,406 and $653,199 for the years ending December 31, 2011 and 2010, respectively.

As of December 31, 2011 all unrecorded deferred stock-based compensation balance related to stock options was fully recognized. As of December 31, 2010, the unrecorded deferred stock-based compensation balance related to stock options was approximately $248,000 and was expected to be recognized over a weighted average period of .50 years.

Effective March 10, 2010, in accordance with the transaction between Independence Resources and DMRJ Group LLC, vesting was accelerated for all options. See Note 9 for additional information.

NOTE 14 – STOCKHOLDERS EQUITY

The following warrants were outstanding at December 31, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	1,800,000	$1. 00	March 2015

The following warrants were outstanding at December 31, 2010:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Series E	375,000	$2.00	March 2011
Convertible Debt Warrants	1,800,000	$1.75	March 2015

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

NOTE 15 – INCOME TAXES

Income taxes are determined using an annual effective tax rate, which generally differs from the U.S. Federal statutory rate, primarily because of state and local income taxes, the treatment of share-based payments that are not designed to normally result in tax deductions, various expenses that are not deductible for tax purposes, and differences in tax rates in certain non-U.S. jurisdictions. Independence Resources’s effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the annual effective tax rate.

INDEPENDENCE RESOURCES PLC

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

Independence Resources is incorporated in England with branch operations in the U.S. along with three U.S. subsidiaries and a Danish subsidiary. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. branch and U.S. subsidiaries are subject to United States tax only. U.K. tax law presently allows excess current year trading losses to be offset against trading profits of the prior year, without limit; and £50,000 of trading losses against trading profits in the two years preceding that. Since there are no taxable profits to offset in the preceding three years, for which relief is available, it will not be possible to carry-back U.K. tax losses arising in the 2011 period. The full amount will therefore be carried forward.

Domestic and foreign components of loss from operations before income taxes for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31
	2011	2010

Loss from operations before income taxes included the following:
U.S. loss	$(4,245,552)	$(5,233,185)
Foreign loss	(639,953)	(299,038)

Total loss	$(4,885,505)	$(5,532,223)

Major components of our income tax provision (benefit) for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31
	2011	2010

Income tax provision (benefit) is comprised of the following:
Current federal taxes	$—	$—
Current state and local taxes	—	—
Current foreign taxes	—	—
Federal tax refund received for prior year income taxes	—	(372,754)

Total tax provision (benefit)	$—	$(372,754)

Income tax provision or benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	2011	2010
Computed expected tax benefit	34%	34%
State tax rate, net of federal benefit	1%	1%
Timing differences and losses for which no benefit has been recognized	(35)%	(26)%
Credits and other	—	(2)%
	—	7%

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 The components of deferred tax assets and liabilities are as follows (1):

	December 31
	2011	2010

Net operating loss carryforwards	23,967,000	$22,428,000
Reserves and accruals	935,000	403,000
Stock-based compensation	775,000	1,288,000
Financial instruments	—	102,000
Depreciation and amortization	35,000	343,000
Other	3,000	3,000
Tax credits	191,000	191,000

Gross deferred tax asset	$25,906,000	$24,758,000
Valuation allowance	(25,906,000)	(24,758,000)

Net deferred tax asset	$—	$—

(1)	No deferred tax liability at December 31, 2011 or 2010

Included in Independence Resource’s net operating loss carryforwards are provisional tax losses available to the Company in the U.K., estimated to be approximately $51,313,000 as of December 31, 2011. The U.K. tax loss carryforwards are available indefinitely against profits from the same trade carried on in the U.K. The U.K. tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $26,610,000. Federal net operating losses expire at varying dates from 2012 through 2031. At December 31, 2011, state net operating losses are estimated to be $9,448,000. State net operating losses expire at varying dates from 2012 through 2021. Research and development tax credits of approximately $190,000 expire at varying dates from 2012 to 2029.

The Company is considered a loss corporation per Internal Revenue Code Section 382. The Company has not experienced an ownership change as defined in Section 382 and therefore is not limited in its utilization of U.S. NOL carryovers and other tax attributes at December 31, 2011.

During 2011 and 2010, the Company had no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between its uncertain tax positions and the amount deducted or expected to be deducted in its tax returns. During 2011 and 2010, the Company did not accrue or pay for any interest and penalties.

The Company is subject to routine corporate income tax audits in the U.S. and the U.K. The statute of limitations for the Company’s 2007 through 2010 tax years remain open for U.S. purposes. The statute of limitations for the Company’s 2010 tax year remains open for U.K. purposes. NOL carryforwards generated in 1996 through 2010 remain open to examination by the major domestic taxing jurisdictions.

At December 31, 2011 and 2010, management did not consider it more likely than not that it’s net deferred tax assets would be realizable and, as a result, the Company has established a 100% valuation allowance against such assets. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was increases of approximately $1,148,000 and $2,800,000, respectively. The change in the valuation allowance is primarily related to changes in the Company’s NOLs.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SEGMENT REPORTING

At December 31, 2011, Independence Resources is comprised of two business segments: mining exploration and oil and gas. The Company’s organization is structured in a functional manner. Mining exploration became a new segment during the year ended December 31, 2011. Oil and gas became a segment in 2010. Prior to December 31, 2011, Independence Resources was comprised of three business segments: compounds addressing photoaging and other skincare needs (“Skincare”); pharmaceuticals, principally those addressing sales of monoclonal antibodies, erectile dysfunction and drug delivery of liquid injectable products (automatic injectors) (“Pharmaceutical”), and natural resources. At December 31, 2011, due to the divestment in the Skincare and Pharmaceutical lines, management of the Company determined that these two segments met the definition of discontinued operations and thus are no longer presented as separate segments. This change is retroactive for all periods presented in these financial statements.

Financial information regarding the operating segments at December 31, 2011 and 2010 was as follows:

2011
	Mining Exploration	Oil & Gas	Total

Revenue	$-	$110,279	$110,279

Exploration expense	(327,749)	(140,729)	(468,478)

Unallocated operating expenses			(4,583,053)

Operating loss	(327,479)	(30,450)	$(4,941,252)

Assets	$7,039,105	$728,490	$7,767,595

Unallocated Assets			1,762,710

Total Assets			$9,530,305

Capital additions, including non –cash	$7,039,105	$312,852	$7,351,957

2010
	Mining Exploration	Oil & Gas	Total

Revenue	$-	$—	$-

Exploration expense		(134,545)	(134,545)

Unallocated operating expenses			(5,486,428)

Operating loss	$-	$(134,545)	$(5,620,973)

Assets	$-	$689,431	$689,431

Unallocated Assets			9,279,526

Total Assets			$9,968,957

Capital additions, including non –cash	$-	$415,638	$415,638

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s customers are principally in the United States.

NOTE 17 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

On July 1, 2011, the Company signed a Termination Amendment with Covance and an Assignment and Consent Agreement with Covance and RFMH pursuant to which the Company assigned to Covance, and Covance assumed all of the Company’s obligations under the RFMH License Agreement

On July 11, 2011, the Company sold a license to market, manufacture and distribute Invicorp worldwide (excluding North America) to Evolan Pharmaceuticals for a license fee of $28,135, payment for existing inventories of Invicorp®, a future success payment of $100,000 upon successful registration in anyone of five key countries and a future royalty of 12.5% based on sales for the next fifteen years. In addition, Evolan has a first right of refusal to acquire the U.S. and Canada rights to Invicorp® should they become available.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the year ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Royalties and licensing	$942,108	1,613,164
Product sales	140,419	70,574
Cost of sales	(373,882)	(750,023)
General administration	(19,116)	-
Research and development	(106,885)	(228,663)
Loss on sale of skincare line		(224,728)
Income from discontinued operations	$582,644	480,324

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Claim against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against us in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. We do not believe the claim has any merit and intend to defend the claim vigorously, it is however possible that a settlement will be reached between the Company and Miller Tabak in a range of $0 to $360,000. No amount has been accrued at December 31, 2011 relating to this claim.

Employment Contracts

On April 30, 2010, the Company agreed to compensate Mr. John P. Ryan, the Company’s Chief Executive Officer, at a salary of $185,000 per annum and to provide health benefits; and compensate Mr. Howard Crosby, President and , at a salary of $165,000 per annum and to provide health benefits. Additionally, the Company granted 100,000 stock options to each of Messrs. Ryan and Crosby in connection with their service as officers of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 2 equal installments every 6 months. On April 30, 2010, the Company granted 150,000 stock options to each of the directors of the Company, including, Messrs. Ryan and Crosby, in connection with their service as directors of the Company. The stock options have a 5 year term, an exercise price of $1.05 and shall vest in 3 equal installments every 6 months. For the year ended December 31, 2010, approximately $252,000 of compensation expense relating to these stock options has been recognized and $278,000 of compensation expense relating to unvested shares at December 31, 2010 was be recognized as compensation expense in 2011.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed in Notes 4, 8 and 11, the Company had the following related party transactions:

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. DLA Piper has rendered legal services to the Company, legal fees paid to DLA Piper US, LLP in 2011 and 2010 were $111,664 and 180,850, respectively.

Wesley Holland, one or our directors, provides certain consulting services to us in connection with developing and marketing our life science technologies and products. Payments to Dr. Holland in 2011 and 2010 were $108,000 and $100,000,respectively.

The Company allotted 1,400 of our ordinary shares to each of Howard Crosby and John Ryan in exchange for the transfer of certain non-cash assets from each of those directors to us. Those non-cash assets were 100 shares each in the share capital of Hecla Mining Company, a NYSE-listed corporation.

During the year ended December 31, 2011, the Company purchased 15,000 shares of Silver Scott Mines, Inc. for $5,266 and sold the shares prior to year end for $4,066. Mr. Ryan, Mr. Crosby and Mr. Holland are Directors of Silver Scott Mines, Inc. In addition, Mr. Ryan and Mr. Crosby are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Also, Mr. Ryan is a Director of Consolidated Goldfields. At December 31, 2011, the Company has investments in shares of common stock in these companies.

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company.

NOTE 20 – SUBSEQUENT EVENTS

Subsequent to the end of the reporting period the Company has negotiated an agreement to acquire a sand and gravel lease covering prospective properties located on the Chippewa Indian Reservation (Turtle Mountain Band) in North Dakota. The Company believes that certain of the sands may have applications as fracturing proppant sands (“frac sands”). The Company believes there are ready markets for such frac sands, as well as conventional sand and gravel markets, in Western North Dakota and Eastern Montana in the rapidly developing Bakken oil fields. The terms of the deal required the Company to pay a $200,000 initial payment while the Company undertakes due diligence on the frac sand potential, as well as on the overall sand and gravel potential of the property. Upon successful conclusion of due diligence and initiation of production from any of the properties covered under the sand and gravel lease, the Company would issue 3,000,000 shares of its common stock, make an additional $250,000 cash payment, as well as grant a royalty interest to the current owner of the sand lease.

Also subsequent to the reporting period the Company acquired additional mineral properties located in the eastern part of the Coeur d’Alene Mining District of North Idaho. The Company paid $60,000 in cash for a total of sixteen unpatented mining claims. Three of these claims are located very proximate to the east of the Lucky Friday/Gold Hunter Mine complex operated by Hecla Mining Company. The remainder of the claims (the SB group) are located on a down dip possible extension of the historic Snowstorm Mine. The Snowstorm was a historic mine in the District which produced from a strata-bound copper-silver ore body.

Also subsequent to the end of the reporting period the Company reached an agreement in principal to acquire 70 percent of Coeur d’Alene Mine Contracting LLC. This contracting company is focused on underground mine development and production. Upon completion of the acquisition the Company will issue 2,250,000 shares of its common stock and pay the principals of the LLC a total of $200,000 in cash as well as pay a third party consultant a fee of $25,000.

- 63 -