Form 10-Q
period 2012-03-31
Independence Resources PLC
filed 2012-05-21
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Registrant’s telephone number including area code: (843) 715-9504

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

As of May 16, 2012, the registrant had 17,355,760 ordinary shares outstanding, including 7,795,191 shares issued as of May 16, 2012 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEPENDENCE RESOURCES PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	December 31,
	(unaudited)	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$711,426	$1,520,321
Investments - available for sale	185,957	122,421
Trade receivables (net of allowances of $0 in 2011 and $5,000 in 2010)	14,738	25,476
Receivable - related party	5,500	5,500
Other current assets	89,992	88,992
Deposit on equipment	328,500	-
Total Current Assets	1,336,113	1,762,710

PROPERTY, PLANT AND EQUIPMENT, net	368,514	353,605
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	108,397	149,647
Wells and related equipment	581,123	578,843
	689,520	728,490
MINING PROPERTIES
Mining claims	6,448,170	6,357,000
OTHER ASSETS
Deposit on equipment	-	328,500
Total Other Assets	-	328,500
TOTAL ASSETS	$8,842,317	$9,530,305

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$309,840	$462,417
Accrued liabilities	155,373	215,145
Deferred revenue and license fee	172,154	172,154
Total Current Liabilities	637,367	849,716
LONG TERM LIABILITIES
Deferred license fee	28,693	71,731
Total Long Term Liabilities	28,693	71,731
TOTAL LIABILTIES	666,060	921,447
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; 17,355,760 and 17,355,760 shares issued and outstanding	10,999,743	10,999,743
Share premium	88,351,983	88,351,983
Accumulated deficit	(91,139,868)	(90,672,350)
Accumulated other comprehensive income - change in exchange rate	(5,888)	(4,044)
Accumulated other comprehensive income - change in market value	(29,713)	(66,474)
Total Stockholders' Equity	8,176,257	8,608,858
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,842,317	$9,530,305

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
REVENUES
Oil and gas revenue	$14,599	$27,272

OPERATING EXPENSES
Administration, sales and marketing	266,470	597,001
Exploration expense	218,136	10,219
Loss on impairment of investment – oil and gas property	41,250	-
TOTAL OPERATING EXPENSES	525,856	607,220

LOSS FROM OPERATIONS	(511,257)	(579,948)

OTHER INCOME (EXPENSE)
Interest income	337	19,547
Interest expense	(48)	(121,925)
Other income (expense)	412	(1,260)
Change in fair value of option liability	-	(105,515)
TOTAL OTHER INCOME(EXPENSE)	701	(209,153)

LOSS FROM CONTINUING OPERATION BEFORE TAXES	(510,556)	(789,101)

INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(510,556)	(789,101)

INCOME FROM DISCONTINUED OPERATIONS	43,038	178,632

NET LOSS	(467,518)	(610,469)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on investments available for sale	36,671	536,012
Translation adjustments	(1,861)	(3,126)

NET COMPREHENSIVE LOSS	$(432,708)	$(77,583)

NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.03)	$(0.08)
Income from discontinued operations	0.00	0.02
Loss per common share	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	17,355,760	10,450,175

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31	March 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,518)	$(610,469)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,091	-
Stock based compensation	-	90,883
Amortization of debt discount and deferred financing fees	-	121,926
Change in fair value of option liability	-	105,515
Impairment of investment	41,250	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	10,738	(43,774)
Other receivables	-	(26,974)
Other current assets	(1,000)	(8,302)
Prepaid oil and gas expense	-	160,649
Interest receivable – related party	-	(18,641)
Receivable related party	-	(235,328)
Increase (decrease) in:
Accounts payable	(152,577)	130,520
Accrued liabilities	(59,772)	(41,120)
Deferred revenue and license fee	(43,038)	(43,038)
Net cash used by operating activities	(669,826)	(418,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments – available for sale	(26,865)	-
Purchase of equipment	(17,000)	-
Purchase of oil and gas lease and wells and related equipment	(2,280)	(220,964)
Acquisition of oil and gas unproved properties	-	(41,250)
Acquisition of mining claims	(91,170)	-
Net cash provided (used) by investing activities	(137,315)	(262,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(807,141)	(680,367)
Net foreign exchange differences	(1,754)	(2,691)
Cash and cash equivalents, beginning of period	1,520,321	1,714,697
Cash and cash equivalents, end of period	$711,426	$1,031,639
	-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$	$6,357,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Independence Resources PLC, together with its subsidiaries (the “Company” which may be referred to as “Independence”), is a public limited company organized under the laws of England in 1983. Independence has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed by Senetek under the laws of Denmark.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Options, warrants, and shares related to the convertible note totaling 5,148,233 and 8,460,220 shares were outstanding at March 31, 2012 and 2011, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

NOTE 3 – INVESTMENTS – AVAILABLE FOR SALE

The following summarizes the securities available for sale at March 31, 2012.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security
Consolidated Goldfields*	111,657	$13,732	$55,829
Hecla Mining	200	1,760	924
Merger Mines Corp	4,700	705	569
Metropolitan Mines, Ltd	35,850	6,453	4,302
Mineral Mountain Mining and Milling Co*	19,947	8,378	3,989
New Jersey Mining Company	20,000	4,200	3,200
PM Pan Minerals	3,050,000	-	-
Shoshone Silver / Gold Mining*	500,000	91,840	70,000
Thunder Mountain Gold	523,535	88,602	47,144
		$215,670	$185,957

* Related parties, see Note 11

The fair value of securities is determined by quoted market prices.

NOTE 4 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, Independence consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”).  Pursuant to the terms of the agreement, the Company issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle.  John Ryan, the Chief Executive Officer and Chairman of the Company was appointed as the sole director and officer of Iron Eagle.  As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of the Company.  The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

Iron Eagle’s sole assets are mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Grey Eagle Mine, valued at $4,290,000, and approximately 118 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated wholly to the mining claims.

Subsequent to the acquisition, both Mr. Ryan and Mr. Howard Crosby, directors of the Company, were each appointed as Directors of Brush Prairie Minerals, Inc. and of Chester Mining Company.

NOTE 5 – OIL AND GAS PROPERTIES

In May 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc. (“SDX”) in which the Company purchased a 15% of a 69% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the initial test well as a dry hole. The drilling of the Initial Test Well commenced on September 1, 2010, and $195,137 in intangible drilling cost, $69,975 in lease and well equipment, $22,952 in prepaid expense and $8,305 in lease operating expense was spent per the Participation Agreement. This well was completed for production and achieved commercial production in early 2011. The well was completed in the Mississippian formation, which was the lowest of the targeted production horizons, and after initial production rates in the 50-70 barrel per day ranges, has leveled off at a steady production rate of approximately 30 barrels per day, with virtually no water cut. The Company received approximately $2,179 in income from this well during the three months ended March 31, 2012 and plans no further investment in this project in the near term.

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

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250. Two of the three wells have been drilled and one is in production as of September 30, 2011. The Company received approximately $12,090 in income during the three months ended March 31, 2012 from this well and plans no further investment in the project. This investment was fully impaired as of March 31, 2012 in consideration of the low volume.

NOTE 6 – MINERAL PROPERTIES

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims and located about 26 miles southwest of the town of Salmon, Idaho. We acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims.

Gray Eagle Copper Mine, Happy Camp, California

The Gray Eagle Copper Mine (“Gray Eagle”) consists of approximately 294 acres of patented mining claims and 42 unpatented mining claims in Siskiyou County, the northernmost county of the State of California. We acquired by staking an additional 42 unpatented claims.

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

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are very proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho. The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash. This transaction is considered related party as the Company and Consolidated Goldfields have directors in common.

NOTE 7– STOCKHOLDERS EQUITY

The following warrants were outstanding at March 31, 2012:

Warrant Type	Warrants Issued and Unexercised	Exercise Price		Expiration Date
Convertible Debt Warrants	1,800,000	$1.00		March 2015
Warrants	800,000	.60	p	June 2014
Warrants	536,538	.60	p	July 2014
	3,136,538

The following warrants were outstanding at March 31, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	1,800,000	$0.70	March 2015

The convertible debt warrants were issued in association with the March 2010 Security Purchase Agreement with DMRJ Group, LLC. The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date. Although the related convertible debt was paid off in 2011, the warrants are still exercisable and were repriced to $1.00 per the termination agreement.

NOTE 8– SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2012
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$14,599	$14,599
Exploration expense	(197,884)	(20,252)	(307,720)
Unallocated operating expenses	-	-	(266,380)
Operating loss	$(197,884)	$(5,653)	$(511,257)
Assets	$7,081,170	$704,258	$7,785,428
Unallocated Assets			1,056,889
Total Assets			$8,842,317

	Three Months Ended March 31, 2011
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$27,272	$27,272
Exploration expense	-	(10,219)	(10,219)
Unallocated operating expenses	-		(597,001)
Operating gain (loss)	-	17,053	(579,948)
Assets	$6,357,000	$1,183,245	$7,540,245
Unallocated Assets			9,072,814
Total Assets			$16,613,059

The Company’s customers are principally in the United States.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Royalties and licensing	$43,038	345,150
Product sales	-	-
Cost of sales	-	(135,950)
General administration	-	-
Research and development	-	(30,568)
Income from discontinued operations	$43,038	178,632

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Claims against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against us in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. We do not believe the claim has any merit and intend to defend the claim vigorously, it is however possible that a settlement will be reached between the Company and Miller Tabak in a range of $0 to $360,000. No amount has been accrued at March 31, 2012 relating to this claim.

NOTE 11 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. DLA Piper has rendered legal services to the Company, as of March 31, 2012 and 2011 legal fees paid to DLA Piper US, LLP totaled $0 and $76,874, respectively.

Wesley Holland, one or our directors, provides certain consulting services to us in connection with developing and marketing our life science technologies and products. The Company has paid Dr. Holland a total of approximately $6,750 and $30,000 during the three months ended March 31, 2012 and 2011, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the end of the reporting period the Company has negotiated an agreement to acquire a sand and gravel lease covering prospective properties located on the Chippewa Indian Reservation (Turtle Mountain Band) in North Dakota. The Company believes that certain of the sands may have applications as fracturing proppant sands (“frac sands”). The Company believes there are ready markets for such frac sands, as well as conventional sand and gravel markets, in Western North Dakota and Eastern Montana in the rapidly developing Bakken oil fields. The terms of the deal required the Company to pay a $200,000 initial payment while the Company undertakes due diligence on the frac sand potential, as well as on the overall sand and gravel potential of the property. This payment was made in April 2012. Upon successful conclusion of due diligence and initiation of production from any of the properties covered under the sand and gravel lease, the Company would make an additional $250,000 cash payment, as well as grant a royalty interest to the current owner of the sand lease.

Also subsequent to the end of the reporting period, the Company reached an agreement in principal to acquire 70 percent of Coeur d’Alene Mine Contracting LLC. This contracting company is focused on underground mine development and production. Upon completion of the acquisition, the Company will issue 2,250,000 shares of its common stock and pay the principals of the LLC a total of $200,000 in cash as well as pay a third party consultant a finder’s fee of $25,000. The payments were made in May 2012.

On April 16, 2012 the Company sold mining equipment with a carrying value of approximately $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risk factors described in the Company’s Form 10-K for the fiscal year ended December 31, 2011 provide examples of risks, uncertainties and events that may cause the Company’s actual results to differ materially from the expectations described in its forward-looking statements.   The Company assumes no obligation to correct or update any forward-looking statements which may prove to be inaccurate, whether as a result of new information, future events or otherwise, except as may be required by law.

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

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are very proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho. The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash. This transaction is considered related party as the Company and Consolidated Goldfields have directors in common.

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

Overview of Operating Results

Revenues for the three months ended March 31, 2012 totaled $14,599 compared to revenues of $27,272 for the three months ended March 31, 2011.

Operating expenses for the three months ended March 31, 2012 decreased 13% as compared to the three months ended March 31, 2011, primarily due to a decrease in administration and sales expense offset by an increase in exploration expense.

Net loss for the three months ended March 31, 2012 was $467,428 as compared to a net loss of $610,469 for the three months ended March 31, 2011. The decrease in net loss is primarily due to the change in the fair value of the option liability and a decrease in interest expense, offset by an increase in exploration expense.

Discontinued Operations

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

Income from discontinued operations for the three months ended March 31, 2012 decreased 76% as compared to the three months ended March 31, 2011.

Results of Operations for the three months ended March 31, 2012 and 2011

This data has been derived from the statements of operations elsewhere in this Report and in the Form 10-Q for the quarterly period ended March 31, 2012. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2011.

Total revenues for the three months ended March 31, 2012 were $14,599, a 47% decrease from total revenue of $27,272 for the three months ended March 31, 2011 The decrease is principally attributed to a reduction in revenue from oil and gas revenue.

Total operating expenses for the three months ended March 31, 2012 were $525,856, a decrease from total operating expenses of $607,220 for the three months ended March 31, 2011. The decrease is principally attributed to a reduction in administration, sales and marketing expense, offset by an increase in exploration expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended March 31,
	2012	2011
Expense Category
Payroll, benefits and consulting	$209,360	$172,477
Stock-based compensation expense	-	90,883
Advertising and marketing	(20,083)	20,083
Legal and other professional fees	33,672	177,475
Travel and related	31,185	45,462
Rent and office expenses	6,386	41,406
Insurance-liability	-	-
Depreciation and other non-cash expenses	2,091	-
Other	3,769	49,215
Total	$266,380	$597,001

For the three months ended March 31, 2012, administration, sales and marketing expenses decreased 55%, primarily due to a decrease in advertising and marketing, stock based compensation and legal and professional fees.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $669,736 for the three months ended March 31, 2012 compared to net cash used by operating activities of $418,153 for the three months ended March 31, 2011. The increase is primarily due to a decrease in net loss adjusted for non-cash items and accounts payable. The Company expects to continue to use cash in operating activities and investments for the remainder of 2012.

Net cash used by investing activities totaled $137,315 for the three months ended March 31, 2012 compared to net cash used by investing activities of $262,214 for the three months ended March 31, 2011. The decrease is due to a reduction in the purchase of oil and gas properties, offset by an increase in the purchase of available for sales securities and equipment.

Net cash provided by financing activities totaled $0 for the three months ended March 31, 2012 and March 31, 2011.

Cash and cash equivalents decreased to $711,426 at March 31, 2012, from $1,520,321 at December 31, 2011.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles for interim period financial reports. Management reviews the accounting policies used in reporting Independence’s financial results on a regular basis. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates processes used to develop estimates, including those related to the allowance for doubtful accounts, sales reserves, depreciation and amortization, contingencies, deferred tax assets, and other assets. Estimates are based on historical experience, expectations of future results, and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which assumptions were based. Management, on an ongoing basis, reviews these estimates and judgments. Independence’s Board of Directors reviews any changes in the Company’s methodology for arriving at its estimates, and discusses the appropriateness of any such changes with management and its independent auditors on a quarterly basis.

Refer to Item 7 of Independence’s Annual Report on Form 10-K for the year ended December 31, 2011, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock-based compensation; and

•	Derivatives.

There have been no changes to Independence’s critical accounting policies since December 31, 2011, the date of its last audited financial statements.

Interest Income and Expense

Interest income for the three month period ended March 31, 2012 has decreased $19,210 as compared to the same period in the prior year due primarily to the impairment of a note receivable in the previous year. Interest expense for the three month period ended March 31, 2012 has decreased $121,877, as compared to the same period in the prior year due primarily to amortization of debt discount associated with the $3.0 million Secured Convertible Promissory Note from the March 10, 2010 transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

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

Item 6. EXHIBITS

(a) Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE RESOURCES PLC
(Registrant)

Date: May 17, 2012	By:	/s/ JOHN. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: May 17, 2012	By:	/s/ DONNA MILLER
Donna Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)

