Form 10-Q
period 2012-06-30
Independence Resources PLC
filed 2012-08-20
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2012, the registrant had 17,355,760 ordinary shares outstanding, including 7,795,191 shares outstanding as of August 16, 2012 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEPENDENCE RESOURCES PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$277,175	$1,520,321
Investments - available for sale	112,290	122,421
Trade receivables	16,065	25,476
Receivable - related party	5,500	5,500
Other current assets	88,965	88,992
Total Current Assets	499,995	1,762,710
PROPERTY, PLANT AND EQUIPMENT, net	186,313	353,605
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	108,397	149,647
Wells and related equipment	581,123	578,843
	689,520	728,490
MINING PROPERTIES
Mining claims	6,493,209	6,357,000
OTHER ASSETS
Deposit on equipment	-	328,500
Goodwill	1,558,900	-
Total Other Assets	1,558,900	328,500
TOTAL ASSETS	$9,427,937	$9,530,305
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$275,049	$462,417
Accrued liabilities	91,881	215,145
Deferred revenue and license fee	157,808	172,154
Total Current Liabilities	524,738	849,716
LONG TERM LIABILITIES
Deferred license fee	-	71,731
Stock payable	1,012,000	-
Total Long Term Liabilities	1,012,000-	71,731
TOTAL LIABILTIES	1,536,738	921,447
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000;
17,355,760 shares issued and outstanding, respectively	10,999,743	10,999,743
Share premium	88,351,983	88,351,983
Accumulated deficit	(91,798,472)	(90,672,350)
Accumulated other comprehensive income - translation	(2,575)	(4,044)
Accumulated other comprehensive income - unrealized (loss) on investments available for sale	(103,380)	(66,474)
Total Independence Resources, PLC Stockholders' Equity	7,447,299	8,608,858
Non-controlling interest	443,900	-
Total equity	7,891,199	8,608,858
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,427,937	$9,530,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30	June 30	June 30,	June 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Oil and gas revenue	$27,041	$41,845	$41,640	$69,117
OPERATING EXPENSES
Administration, sales and marketing	617,773	710,251	884,243	1,307,252
Exploration expense	116,354	163,992	334,490	174,211
Loss on impairment of investment - oil and gas property	-	-	41,250	-
TOTAL OPERATING EXPENSES	734,127	874,243	1,259,983	1,481,463

LOSS FROM OPERATIONS	(707,086)	(832,398)	(1,218,343)	(1,412,346)
OTHER INCOME (EXPENSE)
Interest income	63	19,037	400	38,584
Interest expense	-	(123,286)	(48)	(245,211)
Other income (expense)	(100)	-	(21)	-
Change in fair value of option liability	-	(598,921)	-	(704,436)
Exchange gain (loss)	(375)	(5,593)	(42)	(6,852)
Loss on disposal of subsidiary	(30,245)	-	(30,245)	-
TOTAL OTHER INCOME(EXPENSE)	(30,657)	(708,763)	(29,956)	(917,915)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(737,743)	(1,541,161)	(1,248,299)	(2,330,261)
INCOME TAX BENEFIT (EXPENSE)	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(737,743)	(1,541,161)	(1,248,299)	(2,330,261)
INCOME FROM DISCONTINUED OPERATIONS	43,039	147,567	86,077	326,199
NET LOSS	(694,704)	(1,393,594)	(1,162,222)	(2,004,062)
Less: Net loss attributable to non-controlling interest	36,100	-	36,100	-
NET LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES, PLC	$(658,604)	$(1,393,594)	$(1,126,122)	$(2,004,062)

OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	$(694,704)	$(1,393,594)	$(1,162,222)	$(2,004,062)
Unrealized gain (loss) on investments available for sale	(73,577)	(245,264)	(36,906)	290,748
Translation adjustments	80,816	7,860	78,955	4,734
COMPREHENSIVE LOSS	(687,465)	(1,630,998)	(1,120,173)	(1,708,580)
Less: Net loss attributable to non-controlling interest	36,100	-	36,100	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO INDEPENDENCE RESOUCES, PLC	$(651,365)	$(1,630,998)	$(1,084,073)	$(1,708,580)

NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.04)	$(0.10)	$(0.07)	$(0.30)
Income from discontinued operations	0.00	0.01	0.00	0.04
BASIC AND DILUTED	$(0.04)	$(0.09)	$(0.07)	$(0.26)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,355,760	16,150,175	17,355,760	7,645,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INDEPENDENCE RESOURCES PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30	June 30
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,162,222)	$(2,004,062)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	4,982	-
Stock based compensation	92,000	161,920
Amortization of debt discount and deferred financing fees	-	245,205
Change in fair value of option liability	-	704,436
Impairment of investment - oil and gas property	41,250	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	9,438	20,914
Other receivables	-	11,906
Inventory	-	63,931
Other current assets	-	(1,314)
Prepaid oil and gas expense	-	120,195
Interest receivable - related party	-	(37,489)
Receivable related party	-	(283,890)
Increase (decrease) in:
Accounts payable	(187,367)	180,825
Accrued liabilities	(123,264)	(104,058)
Deferred revenue and license fee	(86,077)	(86,077)
Net cash used by operating activities	(1,411,260)	(1,007,558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments - available for sale	(26,775)	-
Purchase of equipment	(85,690)	-
Proceeds from sale of equipment	576,500	-
Purchase of oil and gas lease and wells and related equipment	(2,280)	(247,141)
Acquisition of oil and gas unproved properties	(41,250)
Acquisition of mining claims	(95,209)	-
Acquisition of CDA Mine Contracting	(200,000)	-
Cash received in acquisition	100	-
Net cash provided (used) by investing activities	166,646	(288,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ordinary shares and warrants	-	514,400
Net cash provided by financing activities	-	514,400
Net increase (decrease) in cash and cash equivalents	(1,244,614)	(781,549)
Net foreign exchange differences	1,468	(31,558)
Cash and cash equivalents, beginning of period	1,520,321	1,714,697
Cash and cash equivalents, end of period	$277,175	$901,590
NON-CASH TRANSACTIONS:
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$-	$6,357,000
Stock issued for conversion of debt	$-	$95,000
Stock payable for acquisition of CDA Mine Contracting, LLC	$920,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INDEPENDENCE RESOURCES PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Independence Resources PLC, together with its subsidiaries (the “Company” which may be referred to as “Independence”), is a public limited company organized under the laws of England in 1983. Independence has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed by Senetek under the laws of Denmark. In addition, on April 18, 2012, Independence acquired seventy percent (70%) of Coeur d’ Alene Mine Contracting, LLC. (See Note 5)

During the second quarter ended June 30, 2012, the Company dissolved its 100% owned subsidiary in Denmark, Senetek Denmark ApS and recognized a loss of $30,245, which included $81,815 in cumulative translation adjustment that was reclassified from accumulated other comprehensive income to net loss.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2012 and the results of operations and cash flows for the periods ended June 30, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Oil and gas revenues are recorded using the sales method. Under this method, the Company recognized revenues based on actual volumes of oil and gas sold to purchasers.

Earnings per Ordinary Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options, warrants, and shares related to the convertible note totaling 5,148,233 and 8,460,220 shares were outstanding at June 30, 2012 and 2011, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Noncontrolling Interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to noncontrolling interests is separately presented in the accompanying statements of operations and other comprehensive income (loss). Losses attributable to noncontrolling interests in a subsidiary may exceed the interest in the subsidiary’s equity.

NOTE 3 – INVESTMENTS – AVAILABLE FOR SALE

The following summarizes the securities available for sale at June 30, 2012.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security
Consolidated Goldfields*	111,657	$13,732	$39,080
Hecla Mining	200	1,760	950
Merger Mines Corp	4,700	705	564
Metropolitan Mines, Ltd	35,850	6,453	4,302
Mineral Mountain Mining and Milling Co*	19,947	8,378	1,995
New Jersey Mining Company	20,000	4,200	2,220
PM Pan Minerals	3,050,000	-	-
Shoshone Silver / Gold Mining*	500,000	91,840	37,500
Thunder Mountain Gold	523,535	88,602	25,679
		$215,670	$112,290

* Related parties, see Note 11

The fair value of securities is determined by quoted market prices. At June 30, 2012, total unrealized gains are $25,348 and total unrealized losses are $128,728. For investments in an unrealized loss position, management has the intent and the ability to hold these investments until they can be sold at cost or at a gain.

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

NOTE 5 – ACQUISITION OF COEUR D’ALENE MINE CONTRACTING LLC

On April 18, 2012, the Company entered into a Membership Purchase Agreement dated April 18, 2012, by which the Company purchased 70% of the ownership interest of Coeur d’Alene Mine Contracting LLC (CDA Contracting). These ownership interests in CDA Contracting were acquired in equal proportions from Jeff Lambert and Steve Ivie, the owners of CDA Contracting. The purchase price for the 70% interest was $200,000 and 2,000,000 ordinary shares divided equally between Messrs. Lambert and Ivie. The value of the shares to be issued was determined to be $920,000 based upon the market price of $0.46 on the date of acquisition. As a result of this transaction, CDA Contracting is a majority owned subsidiary of the Company. At June 30, 2012, these shares have not yet been issued and are shown as stock payable on the balance sheet.

CDA Contracting was a newly formed entity which has not commenced principal operations or produced any revenues and has no material assets. It proposes to engage in contract mining activities for third parties and for our mining projects. Management is currently engaged in negotiations to provide contract mining services for third parties.

In connection with this transaction, the Company acquired 42 unpatented mining claims with a fair value of $41,000. The claims are located in Lemhi County, Idaho, and are currently in exploratory stage.

A summary of the acquisition is as follows:

Consideration	Independence Resources PLC (70%)	Non-Controlling Interest (30%)	Total
Cash	$200,000	$-	$200,000
Ordinary shares: 2,000,000	920,000	-	920,000
Fair value of noncontrolling interest	-	480,000	480,000
	$1,220,000	$480,000	$1,600,000

Assets acquired:
Cash			$100
Mineral interest			41,000
Goodwill			1,558,900
			$1,600,000

In connection with the transaction, the Company entered into three-year full-time employment agreements with Messrs. Lambert and Ivie and appointed each as a Vice-President of Investor Relations for the Company. Each employment agreement will automatically extend for an unlimited number of one-year terms. The base annual salary for each of the employment agreements is $120,000. The employment agreements may be terminated at any time for cause and the Company may terminate either agreement without cause upon 90 days’ notice, in which event the Company is obligated to pay a severance benefit in an amount equal to two times the largest annual base salary received by the employee under the employment agreement if such termination occurs before one year from the agreement’s effective date, and one times the largest annual base salary if such termination occurs thereafter.

The Company will issue 200,000 shares to a consultant services provided in connection with the acquisition. These shares were valued at $0.46 per share or $92,000 which was the fair value of the shares on the date of the transaction. At June 30, 2012, these shares have not yet been issued and are shown as stock payable on the balance sheet.

NOTE 6 – MINERAL PROPERTIES

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims and located about 26 miles southwest of the town of Salmon, Idaho. The Company acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims.

Gray Eagle Copper Mine, Happy Camp, California

The Gray Eagle Copper Mine (“Gray Eagle”) consists of approximately 294 acres of patented mining claims and 42 unpatented mining claims in Siskiyou County, the northernmost county of the State of California. The Company acquired by staking an additional 42 unpatented claims.

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

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are very proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho. The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash. This transaction is considered a related party transaction as the Company and Consolidated Goldfields have directors in common.

Lemhi County Claims

In connection with the acquisition of CDA Mine Contracting, LLC (see Note 5), the Company acquired mineral interest in Lemhi County, Idaho.

NOTE 7– STOCKHOLDERS EQUITY

The following warrants were outstanding at June 30, 2012 and December 31, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price		Expiration Date
Convertible Debt Warrants	1,800,000	$1.00		March 2015
Warrants	800,000	.60	p	June 2014
Warrants	536,538	.60	p	July 2014
	3,136,538

There were no issuances, exercise, or expiration of warrants during the six month period ended June 30, 2012

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

NOTE 8– SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended June 30, 2012
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$27,041	$27,041
Exploration expense	(108,476)	(7,878)	(116,354)
Unallocated operating expenses	-	-	(617,773)
Gain (loss) from operations	$(108,476)	$(19,163)	$(707,086)
Assets	$6,588,022	$689,519	$7,277,541
Unallocated Assets			2,150,396
Total Assets			$9,427,937

	Three Months Ended June 30, 2011
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$41,845	$41,845
Exploration expense	(143,895)	(20,097)	(163,992)
Unallocated operating expenses	-		(710,251)
Gain (loss) from operations	$-	$105,094	$(832,398)
Assets	$6,357,000	$726,728	$7,083,728
Unallocated Assets			9,150,298
Total Assets			$16,234,026

	Six Months Ended June 30, 2012
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$41,640	$41,640
Exploration expense	(306,360)	(28,130)	(334,490)
Loss on impairment of oil & gas property	-	(41,250)	(41,250)
Unallocated operating expenses	-	-	(884,243)
Gain (loss) from operations	$(306,360)	$27,740	$(1,218,343)
Assets	$6,588,022	$689,519	$7,277,541
Unallocated Assets			2,150,396
Total Assets			$9,427,937

	Six Months Ended June 30, 2011
	Mining Exploration	Oil & Gas	Total

Revenues	$-	$69,117	$69,117
Exploration expense	-	(174,211)	(174,211)
Unallocated operating expenses	-	-	(1,307,252)
Gain (loss) from operations	$-	$105,094	$(1,412,346)
Assets	$6,357,000	$726,728	$7,083,728
Unallocated Assets			9,150,298
Total Assets			$16,234,026

The Company’s customers are principally in the United States.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations:

	Six Months Ended
	June 30, 2012	June 30, 2011
Royalties and licensing	$86,077	$632,785
Cost of sales	-	(246,018)
Research and development	-	(60,568)
Income from discontinued operations	$86,077	$326,199

	Three Months Ended
	June 30, 2012	June 30, 2011
Royalties and licensing	$43,039	$287,635
Cost of sales	-	(110,068)
Research and development	-	(30,000)
Income from discontinued operations	$43,039	$147,567

The income from discontinued operations for all periods is attributable to the non-controlling interest.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Claims against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against us in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. We do not believe the claim has any merit and intend to defend the claim vigorously, it is however possible that a settlement will be reached between the Company and Miller Tabak in a range of $0 to $360,000. No amount has been accrued at June 30, 2012 relating to this claim.

NOTE 11 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. DLA Piper has rendered legal services to the Company, for the three and six months ended June 30, 2012 and 2011 legal fees paid to DLA Piper US, LLP totaled $0 and $5,514 and $0 and $110,385, respectively.

Wesley Holland, one or our directors, provides certain consulting services to us in connection with developing and marketing our life science technologies and products. The Company has paid Dr. Holland a total of approximately $4,500 and $30,000 for the three months ended June 30, 2012 and 2011 and $9,000 and $60,000 for the six months ended June 30, 2012 and 2011, respectively.

Mr. Ryan, Mr. Crosby and Mr. Holland are Directors of Silver Scott Mines, Inc. In addition, Mr. Ryan and Mr. Crosby are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Also, Mr. Ryan is a Director of Consolidated Goldfields. At June 30, 2012, the Company has investments in shares of common stock in these companies.

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company.

On April 16, 2012 the Company sold mining equipment for cash at its carrying value of $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common.

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

The Company has negotiated an agreement to acquire a sand and gravel lease covering prospective properties located on the Chippewa Indian Reservation (Turtle Mountain Band) in North Dakota. The Company believes that certain of the sands may have applications as fracturing proppant sands (“frac sands”). The Company believes there are ready markets for such frac sands, as well as conventional sand and gravel markets, in Western North Dakota and Eastern Montana in the rapidly developing Bakken oil fields. The terms of the deal required the Company to pay a $200,000 initial payment while the Company undertakes due diligence on the frac sand potential, as well as on the overall sand and gravel potential of the property. This payment was made in April 2012. Upon successful conclusion of due diligence and initiation of production from any of the properties covered under the sand and gravel lease, the Company would issue 3,000,000 shares of its common stock, make an additional $250,000 cash payment, as well as grant a royalty interest to the current owner of the sand lease. Approximately $50,000 have been spent on sampling and testing to as of June 30, 2012, although some of the sands are close to frac sand quality, they do not quite meet the standards. However, the Company still has an option to acquire the sand and gravel rights for conventional uses. Our intent is to send a civil engineer to the site in September to appraise the sand and gravel possibilities and prospective markets.

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

Based upon our internal evaluations we elected to acquire by staking an additional 42 unpatented claims. During the upcoming months we plan on obtaining the needed permits to undertake sampling and geophysical surveys on the property. We had planned on beginning these geologic activities in the spring of 2012 as weather and ground conditions allowed, but have delayed the commencement of the activities. Once we have the results from this testing, these results will aid the Company in designing a drill program which we intend to undertake in the fall of 2012 field and season of 2013. All of these activities are dependent on raising additional capital in order to undertake this work.

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

Oil and Gas Operations

South Fork II Prospect, Clinton County Kentucky

On January 6, 2011, the Company entered into a Joint Venture Agreement with Ameratex Securities, in which the Company purchased a 4.5% working interest and 3% net revenue interest in three oil wells located in Clinton County, Kentucky for $41,250. The Company is receiving a small royalty from this project and plans no further investment in these wells. Management has determined that this oil and gas project is not material to the current business of the Company.

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

Overview of Operating Results/Results of Operations

Revenues for the three months ended June 30, 2012 totaled $27,041 compared to revenues of $41,845 for the three months ended June 30, 2011.

Operating expenses for the three months ended June 30, 2012 of $734,127 decreased 16% as compared to the operating expenses of $874,243 for the three months ended June 30, 2011, primarily due to a decrease in both administration and sales expense and exploration expense.

Net loss attributable to the Company for the three months ended June 30, 2012 was $658,604 as compared to a net loss of $1,393,594 for the three months ended June 30, 2011. The decrease in net loss is primarily due to the change in the fair value of the option liability and a decrease in interest expense, offset by a loss on disposal of the Denmark subsidiary.

Revenues for the six months ended June 30, 2012 totaled $41,640 compared to revenues of $69,117 for the six months ended June 30, 2011.

Operating expenses for the six months ended June 30, 2012 of $1,259,983 decreased 15% as compared to the operating expenses of $1,481,463 for the six months ended June 30, 2011, primarily due to a decrease in salaries, offset by an increase in exploration expense.

Net loss attributable to the Company for the six months ended June 30, 2012 was $1,126,122 as compared to a net loss of $2,004,062 for the six months ended June 30, 2011. The decrease in net loss is primarily due to decrease in salaries.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended June 30,
	2012	2011
Expense Category
Payroll, benefits and consulting	$354,000	$263,000
Stock-based compensation expense	-	71,000
Advertising and marketing	-	-
Legal and other professional fees	97,000	235,000
Travel and related	24,000	43,000
Rent and office expenses	18,000	20,000
Insurance-liability	69,000	-
Depreciation and other non-cash expenses	3,000	-
Other	53,000	78,000
Total	$618,000	$710,000

	Six Months Ended June 30,
	2012	2011
Expense Category
Payroll, benefits and consulting	$564,000	$435,000
Stock-based compensation expense	-	162,000
Advertising and marketing	(20,000)	20,000
Legal and other professional fees	131,000	413,000
Travel and related	55,000	88,000
Rent and office expenses	24,000	62,000
Insurance-liability	68,000	-
Depreciation and other non-cash expenses	5,000	-
Other	57,000	127,000
Total	$884,000	$1,307,000

For the three months ended June 30, 2012, administration, sales and marketing expenses decreased 13%, primarily due to a decrease in, stock based compensation and legal and professional fees offset by an increase in insurance.

For the six months ended June 30, 2012, administration, sales and marketing expenses decreased 32%, primarily due to a decrease in travel, stock based compensation and legal and professional fees offset by an increase in insurance.

Discontinued Operations

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business. Income from discontinued operations for the three and six month periods ended June 30, 2012 decreased 71% and 74%, respectively, as compared to the three and six month periods ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $1,411,260 for the six months ended June 30, 2012 compared to net cash used by operating activities of $1,007,558 for the six months ended June 30, 2011. The increase is primarily due to a decrease in net loss adjusted for non-cash items and accounts payable. The Company expects to continue to use cash in operating activities and investments for the remainder of 2012.

Net cash provided by investing activities totaled $166,646 for the six months ended June 30, 2012 compared to net cash used by investing activities of $288,391 for the six months ended June 30, 2011. The change is primarily due to proceeds from the sale of equipment.

Net cash provided by financing activities totaled $0 for the six months ended June 30, 2012 compared to $514,400 for the six months ended June 30, 2011. The 2011 activity is from sale of common stock.

Cash and cash equivalents decreased to $277,175 at June 30, 2012, from $1,520,321 at December 31, 2011.

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

Interest Income and Expense

Interest income for the three month period ended June 30, 2012 has decreased $18,974 as compared to the same period in the prior year due primarily to the impairment of a note receivable in the previous year. Interest expense for the three and six month period ended June 30, 2012 has decreased $123,286, as compared to the same periods in the prior year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

Item 6. EXHIBITS

(a) Exhibits

10.1	Jeff Lambert Employment Agreement Effective April 1, 2012
10.2	Steve Ivie Employment Agreement Effective April 1, 2012
10.3	Grant, Bargain, and Sale Deed Dated April 23, 2012
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE RESOURCES PLC
(Registrant)

Date: August 20, 2012	By:	/s/ John P. Ryan
John P. Ryan
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Donna Miller
Donna Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)

