Form 10-Q
period 2012-09-30
Independence Resources PLC
filed 2012-11-14
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-14691

INDEPENDENCE RESOURCES PLC

(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6039 St. Croix Ave
Coeur d’Alene, ID	83815
(Address of principal executive offices)	(Zip Code)
7 Office Way, Suite 218, Hilton Head, SC 29928
(Former address of principal executive offices)

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

As of November 9, 2012, the registrant had 17,355,760 ordinary shares outstanding, including 7,795,191 shares issued as of November 9, 2012 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,442	$1,520,321
Investments - available for sale	119,607	122,421
Trade receivables	29,501	25,476
Receivable - related party	5,500	5,500
Other current assets	88,965	88,992
Oil & gas properties and equipment held for sale	260,000	-
Total Current Assets	580,015	1,762,710
PROPERTY, PLANT AND EQUIPMENT, net	182,943	353,605
OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	-	149,647
Wells and related equipment	-	578,843
MINING PROPERTIES
Mining claims	6,493,202	6,357,000
OTHER ASSETS
Deposit on equipment	-	328,500
Goodwill	1,558,900	-
Total Other Assets	1,558,900	328,500
TOTAL ASSETS	$8,815,060	$9,530,305
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$260,019	$462,417
Accrued liabilities	128,749	215,145
Deferred revenue and license fee	114,770	172,154
Judgment payable	348,516	-
Total Current Liabilities	852,054	849,716
LONG TERM LIABILITIES
Deferred license fee	-	71,731
Ordinary shares payable	1,012,000	-
Total Long Term Liabilities	1,012,000	71,731
TOTAL LIABILTIES	1,864,054	921,447
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.65 (40 pence) par value, 100,000,000; 17,355,760 shares issued and outstanding	10,999,743	10,999,743
Share premium	88,351,983	88,351,983
Accumulated deficit	(92,728,978)	(90,672,350)
Accumulated other comprehensive income - translation	(844)	(4,044)
Accumulated other comprehensive income - unrealized loss on investments available for sale	(96,063)	(66,474)
Total Independence Resources, PLC Stockholders' Equity	6,525,841	8,608,858
Non-controlling interest	425,165	-
Total equity	6,951,006	8,608,858
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,815,060	$9,530,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Oil and gas revenue	$18,490	$13,627	$60,130	$82,744
Contracting revenue	77,440	-	77,440	-
TOTAL REVENUE	95,930	13,627	137,570	82,744
OPERATING EXPENSES
Administration, sales and marketing	228,488	562,197	1,112,731	1,869,449
Contracting expense	72,923	-	72,923	-
Exploration expense	7,855	158,046	342,345	332,257
Loss on impairment of investment - oil and gas property	429,519	-	470,769	-
Loss on sale of note and contractual right receivable	-	412,367	-	412,367
TOTAL OPERATING EXPENSES	738,785	1,132,610	1,998,768	2,614,073
LOSS FROM OPERATIONS	(642,855)	(1,118,983)	(1,861,198)	(2,531,329)
OTHER INCOME (EXPENSE)
Interest income	320	77,574	720	116,157
Interest expense	-	(85,348)	(48)	(330,558)
Other income (expense)	-	-	(21)	-
Change in fair value of option liability	-	741,231	-	36,795
Exchange gain (loss)	475	(6)	433	(6,858)
Loss on disposal of subsidiary	-	-	(30,245)	-
Gain (loss) on impairment of investment	-	(100,000)	-	(100,000)
Loss on judgment	(350,219)	-	(350,219)	-
TOTAL OTHER INCOME(EXPENSE)	(349,424)	633,451	(379,380)	(284,464)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(992,279)	(485,532)	(2,240,578)	(2,815,793)
INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(992,279)	(485,532)	(2,240,578)	(2,815,793)
INCOME FROM DISCONTINUED OPERATIONS	43,039	244,928	129,115	571,127
NET LOSS	(949,240)	(240,604)	(2,111,463)	(2,244,666)
Less: Net loss attributable to non-controlling interest	18,735	-	54,835	-
NET LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES, PLC	$(930,505)	$(240,604)	$(2,056,628)	$(2,244,666)
OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	$(949,240)	$(240,604)	$(2,111,463)	$(2,244,666)
Unrealized gain (loss) on investments available for sale	7,317	(435,952)	(29,589)	(145,206)
Translation adjustments	28	25,966	77,005	(21,230)
COMPREHENSIVE LOSS	(941,895)	(650,590)	(2,064,047)	(2,411,102)
Less: Net loss attributable to non-controlling interest	18,735	-	54,835	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES, PLC	$(923,160)	$(650,590)	$(2,009,212)	$(2,411,102)
NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.06)	$(0.03)	$(0.13)	$(0.19)
Income from discontinued operations	0.00	0.01	0.01	0.04
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.01)	$(0.12)	$(0.15)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	17,355,760	17,355,760	17,355,760	14,675,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,111,463)	$(2,244,666)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,352	7,566
Stock based compensation	92,000	223,034
Amoritzation of debt discount and deferred financing fees	-	330,553
Change in fair value of option liability	-	(36,795)
Loss on sale of note and contractual right receivable	-	412,367
Impairment of investment - oil and gas property	470,770	100,000
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	(4,025)	274,612
Other receivables	-	11,906
Inventory	-	129,794
Other current assets	27	1,913
Prepaid oil and gas expense	-	193,999
Interest receivable - related party	-	(80,778)
Receivable related party	-	79,794
Increase (decrease) in:
Accounts payable	(202,398)	(80,856)
Accrued liabilities	(86,396)	(161,810)
Deferred revenue and license fee	(129,115)	(129,115)
Judgement payable	348,516	-
Net cash used by operating activities	(1,613,732)	(968,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments - available for sale	(26,775)	(82,081)
Note and contractual right receivable	-	2,016,577
Cash advance for note receivable	-	(5,500)
Deposit on equipment	-	(328,500)
Purchase of equipment	(85,690)	(355,899)
Proceeds from sale of equipment	576,500	-
Purchase of oil and gas lease and wells and related equipment	(2,280)	(266,486)
Acquisition of oil and gas unproved properties	-	(41,250)
Acquistion of mining claims	(95,202)	-
Acquisition of CDA Mine Contracting	(200,000)	-
Cash received in acquisition	100	-
Net cash provided by investing activities	166,653	936,861
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing fees paid	-	(100,247)
Proceeds from sale of ordinary shares and warrants	-	862,190
Net cash provided by financing activities	-	761,943
Net increase (decrease) in cash and cash equivalents	(1,447,079)	730,322
Net foreign exchange differences	3,200	(21,230)
Cash and cash equivalents, beginning of period	1,520,321	1,714,697
Cash and cash equivalents, end of period	$76,442	$2,423,789
NON-CASH TRANSACTIONS:
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$-	$6,357,000.00
Stock issued for conversion of debt	$-	$95,000.00
Stock payable for acquisition of CDA Mine Contracting, LLC	$920,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Independence Resources PLC, together with its subsidiaries (the “Company” which may be referred to as “Independence”), is a public limited company organized under the laws of England in 1983. Independence has four wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation, and Senetek Denmark ApS, formed by Senetek under the laws of Denmark. In addition, on April 18, 2012, Independence acquired seventy percent (70%) of Coeur d’ Alene Mine Contracting, LLC. (See Note 5)

During the second quarter ended June 30, 2012, the Company dissolved its 100% owned subsidiary in Denmark, Senetek Denmark ApS and recognized a loss of $30,245, which included $81,815 in cumulative translation adjustment that was reclassified from accumulated other comprehensive income (loss) to net loss.

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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011. The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Oil and gas revenues are recorded using the sales method. Under this method, the Company recognized revenues based on actual volumes of oil and gas sold to purchasers. The Company recognizes revenue from its mine contracting services, which are generally performed on an hourly basis, when services are performed and the customer accepts the work.

Earnings per Ordinary Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method. Options, warrants, and shares related to the convertible note totaling 5,148,233 and 5,148,233 shares were outstanding at September 30, 2012 and 2011, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through September 30, 2012. These factors raise substantial doubt the Company may be able to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 3 – INVESTMENTS – AVAILABLE FOR SALE

The following summarizes the securities available for sale at September 30, 2012.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security
Consolidated Goldfields*	111,657	$13,732	$26,909
Hecla Mining	200	1,760	1,310
Merger Mines Corp	4,700	705	545
Metropolitan Mines, Ltd	35,850	6,453	4,302
Mineral Mountain Mining and Milling Co*	19,947	8,378	1,596
New Jersey Mining Company	20,000	4,200	2,700
PM Pan Minerals	3,050,000	-	-
Shoshone Silver / Gold Mining*	500,000	91,840	45,000
Thunder Mountain Gold	523,535	88,602	37,245
		$215,670	$119,607

* Related parties, see Note 11

The fair value of securities is determined by quoted market prices. At September 30, 2012, total unrealized gains are $32,665 and total unrealized losses are $128,728. For investments in an unrealized loss position, management has the intent and the ability to hold these investments until they can be sold at cost or at a gain.

NOTE 4 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, Independence consummated a stock for stock exchange agreement with Iron Eagle Acquisitions, Inc., a Nevada corporation (“Iron Eagle”), and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”).  Pursuant to the terms of the agreement, the Company issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle.  John Ryan, the Chief Executive Officer and Chairman of the Company was appointed as the sole director and officer of Iron Eagle.  As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of the Company.  The transaction was valued at the market price of the Company’s ADR’s on the date of the transaction, which was $0.78 for a total value of $6,357,000.

Iron Eagle’s sole assets are mining claims, consisting of approximately 294 acres located in Siskiyou County, CA, known as the Gray Eagle Mine, valued at $4,290,000, and approximately 118 acres located in Lemhi County, Idaho, valued at $2,067,000, and no outstanding liabilities.  The value of the acquisition was allocated wholly to the mining claims.

Subsequent to the acquisition, both Mr. Ryan and Mr. Howard Crosby, a director of the Company, were each appointed as Directors of Brush Prairie Minerals, Inc. and of Chester Mining Company.

NOTE 5 – ACQUISITION OF COEUR D’ALENE MINE CONTRACTING LLC

On April 18, 2012, the Company entered into a Membership Purchase Agreement dated April 18, 2012, by which the Company purchased 70% of the ownership interest of Coeur d’Alene Mine Contracting LLC (CDA Contracting). These ownership interests in CDA Contracting were acquired in equal proportions from Jeff Lambert and Steve Ivie, the owners of CDA Contracting. The purchase price for the 70% interest was $200,000 and 2,000,000 ordinary shares divided equally between Messrs. Lambert and Ivie. The value of the shares to be issued was determined to be $920,000 based upon the market price of $0.46 on the date of acquisition. As a result of this transaction, CDA Contracting is a majority owned subsidiary of the Company. At September 30, 2012, these shares have not yet been issued and are shown as stock payable on the balance sheet.

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

A summary of the acquisition is as follows:

Consideration	Independence Resources PLC (70%)	Non- Controlling Interest (30%)	Total
Cash	$200,000	$-	$200,000
Ordinary shares: 2,000,000	920,000	-	920,000
Fair value of noncontrolling interest	-	480,000	480,000
	$1,120,000	$480,000	$1,600,000

Assets acquired:
Cash	$100
Mineral interest	41,000
Goodwill	1,558,900
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

The Company will issue 200,000 shares to a consultant services provided in connection with the acquisition. These shares were valued at $0.46 per share or $92,000 which was the fair value of the shares on the date of the transaction. At September 30, 2012, these shares have not yet been issued and are shown as stock payable on the balance sheet.

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

The following warrants were outstanding at September 30, 2012 and December 31, 2011:

Warrant Type	Warrants Issued and Unexercised	Exercise Price		Expiration Date
Convertible Debt Warrants	1,800,000	$1.00		March 2015
Warrants	800,000	.60	p	June 2014
Warrants	536,538	.60	p	July 2014
	3,136,538

There were no issuances, exercise, or expiration of warrants during the nine month period ended September 30, 2012.

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

NOTE 8– SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended September 30, 2012
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$18,490	$77,440	$95,930
Exploration expense	(5,771)	(2,084)		(7,855)
Loss on impairment of oil & gas properties		(429,519)		(429,519)
Contracting expense	-	-	(72,923)	(72,923)
Unallocated operating expenses				(228,488)
Gain (loss) from operations	$(5,771)	$(413,113)	$4,517	$(642,855)
Assets	$6,676,145	$265,920	$1,558,900	$8,500,965
Unallocated Assets				314,095
Total Assets				8,815,060

	Three Months Ended September 30, 2011
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$13,627	$-	$13,627
Exploration expense	(127,133)	(30,913)	-	(158,046)
Unallocated operating expenses	-			(974,564)
Gain (loss) from operations	$(127,132)	$(17,286)	$-	$(1,118,983)
Assets	$7,047,826	$730,560	$-	$7,778,386
Unallocated Assets				4,212,614
Total Assets				$11,991,000

	Nine Months Ended September 30, 2012
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$60,130	$77,440	$137,570
Exploration expense	(312,130)	(30,215)	-	(342,345)
Loss on impairment of oil & gas properties	-	(470,769)	-	(470,769)
Contracting expense	-	-	(72,923)	(72,923)
Unallocated operating expenses	-	-	-	(1,112,731)
Gain (loss) from operations	$(312,130)	$(440,854)	$4,517	$(1,861,198)
Assets	$6,676,145	$265,920	$1,558,900	$8,500,965
Unallocated Assets				314,095
Total Assets				$8,815,060

	Nine Months Ended September 30, 2011
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$82,744	$-	$82,744
Exploration expense	(271,027)	(61,230)	-	(332,257)
Unallocated operating expenses	-	-	-	(2,281,816)
Gain (loss) from operations	$(271,027)	$21,514	$-	$(2, 531,329)
Assets	$7,047,826	$730,560	$-	$7.778.386
Unallocated Assets				4,212,614
Total Assets				$11,991,000

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

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Royalties and licensing	$129,115	$902,881
Cost of sales	-	(246,018)
Research and development	-	(83,897)
Loss on disposal of assets		(1,839)
Income from discontinued operations	$129,115	$571,127

	Three Months Ended
	September 30, 2012	September 30, 2011
Royalties and licensing	$43,039	$270,096
Cost of sales	-	-
Research and development	-	(23,329)
Loss on disposal of assets	-	(1,839)
Income from discontinued operations	$43,039	$244,928

None of the income from discontinued operations for all periods presented is attributable to the non-controlling interest.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Claims against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered the Company to pay $250,000 plus statutory interest in the amount of 9% from April 2, 2010 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of September 30, 2012, the amount has not been paid and the ordinary shares valued at $42,297 have not been issued.

NOTE 11 – RELATED PARTY

Mr. Anthony Williams, a Director of the Company, has been a partner of the law firm DLA Piper US, LLP since November 2009. DLA Piper rendered legal services to the Company and was paid $0 and $110,385, respectively, during the three and nine month periods ended September 30, 2011. No amounts were paid or accrued during 2012.

Wesley Holland, former directors, has provided certain consulting services to the Company in connection with developing and marketing our life science technologies and products. The Company has paid Dr. Holland a total of approximately $0 and $30,000 for the three months ended September 30, 2012 and 2011, respectively and $9,000 and $90,000 for the nine months ended September 30, 2012 and 2011, respectively.

John Ryan (the Company’s chief executive officer), Mr. Crosby (a director of the Company) and Mr. Holland are directors of Silver Scott Mines, Inc. In addition, Mr. Ryan and Mr. Crosby are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Also, Mr. Ryan is a Director of Consolidated Goldfields. At September 30, 2012, the Company has investments in shares of common stock in these companies. (see Note 3)

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company.

On April 16, 2012 the Company sold mining equipment for cash at its carrying value of $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common.

NOTE 12 – SUBSEQUENT EVENTS

On October 4, 2012, the Company sold its oil and gas properties and related assets located in Dawson County, Texas for cash in the amount of $260,000. An impairment was recognized on the transaction in the amount of $429,519, during the three months ended September 30, 2012.

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

Overview

Historically, Independence Resources PLC (the “Company”) had been focused on the skincare and pharmaceutical businesses. In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector. Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio. We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities. During 2011 we continued the transition from a biomedical company to one focused on natural resources. The Company terminated its participation in the secured notes related to the Relief Canyon Mine and in the process it eliminated the convertible debt associated with that acquisition leaving the Company debt free. With the exception of the Reliaject product the Company has sold or otherwise disposed of the remainder of its biomedical assets which has continued to reduce expenses associated with the biomedical lines of business. We made significant progress during the 2011 work season at our Iron Creek Project by conducting a number of geophysical surveys which have identified the existing known zones of mineralization. As a result, we believe we have discovered additional extensions to the known zones as well as possibly identified several new zones of mineralization. We had planned on undertaking a drilling program to verify these results for the 2012 work season, but could not do so due to lack of funding. Similarly, the Company was unable to execute its planned work program at its Gray Eagle property in California due to lack of funding.

The Company negotiated an agreement to acquire a sand and gravel lease covering prospective properties located on the Chippewa Indian Reservation (Turtle Mountain Band) in North Dakota. The Company believed that certain of the sands may have applications as fracturing proppant sands (“frac sands”). The Company believed there are ready markets for such frac sands, as well as conventional sand and gravel markets, in Western North Dakota and Eastern Montana in the rapidly developing Bakken oil fields. The terms of the deal required the Company to pay a $200,000 initial payment while the Company undertakes due diligence on the frac sand potential, as well as on the overall sand and gravel potential of the property. This payment was made in April 2012. The Company took approximately 2000 pounds of sand samples from approximately fifty separate locations and shipped such samples to a specialty testing lab in Minnesota. The results did not indicate that the sands had significant potential as fracing sands. Further, the Company hired a specialized consultant familiar with sand and gravel operations to review the potential of the properties for conventional sand and gravel operations. The report has not been completed as of this date but verbal communications indicate that the property has limited possibility as a conventional sand and gravel source. The Company continues to evaluate its options with respect to this property.

In April the Company acquired a 70% interest in Coeur d’Alene Mine Contracting LLC (“CDA Mine Contracting”). CDA Mine Contracting is a specialized underground mine contractor which contracts with junior and potentially senior level mining companies and provides general underground mine labor on a contract basis as well as supervisory and consulting services. The Company began realizing revenue in August from this acquisition. The Company believes that over time CDA Mine Contracting can significantly grow the size of its labor pool and as a result, provide substantial revenues to the Company. The market for underground mine labor is a very tight market and many mining companies have difficulty finding high quality, trained, competent mine laborers to build out their projects. The Company believes this tight labor market will continue for the foreseeable future. The Company paid $200,000 in cash and is slated to issue 2,000,000 shares of its ordinary shares for its 70% interest in CDA Mine Contracting.

For detailed financial information, please consult our financial statements included in this Report.

Unless the context otherwise requires, throughout this report, the words “Independence,” “the Company,” “we,” “us,” and “our” mean Independence Resources PLC and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

Mineral Property Operations

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary. The acquisition agreement, dated March 16, 2011, was with Iron Eagle and its two shareholders, namely Chester Mining Company, an Idaho Corporation (“CHMN”), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”). At closing, which was held on March 17, 2011, we issued 5,500,000 shares of common stock to BPMI and 2,650,000 shares to CHMN, and John Ryan, our CEO and a director, was appointed as the sole director and officer of Iron Eagle. Also at closing CHMN appointed Mr. Ryan and Howard Crosby, our President and a director, as directors of CHMN. BPMI appointed Messrs. Ryan and Crosby as directors of BPMI. William L. Campbell is the CEO of CHMN and BPMI and a principal shareholder of both entities. As a result of the transaction, control of the Company changed to Mr. Campbell.

Iron Eagle owns two mineral projects, one in Idaho known as the Iron Creek project and one in California known as the Gray Eagle Copper Mine.

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims and located about 26 miles southwest of the town of Salmon, Idaho. The unpatented mining claims were dropped in September 2012 due to lack of funding.

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

The first mineral resource of interest referenced in the literature is an underground target described by Noranda Exploration in a 1980 report as “two distinct lenses of cobalt mineralization.” The first lens was called a “reserve” and was estimated to contain 1,050,000 tons grading 0.61% cobalt and 0.3% copper and having a strike length of about 750 feet. A second lens of high-grade cobalt mineralization occurs to the northwest, and again is described as a “reserve.” This lens extends for 600 feet of strike length, is deeper than the first lens, and averages about 0.48% cobalt and 0.24% copper. The authors estimated this resource to be around 229,000 tons.

The second area of major interest, also in the "No Name Zone" is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% copper equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under a S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource, no additional work was done during the summer of 2012 due to lack of funding.

Based on these reports and our own internal evaluations, in order to expand the land package and cover more of the potential targets on the property, we acquired by staking an additional 187 unpatented mining claims in and around the seven patented claims. The unpatented mining claims were dropped in September 2012 due to lack of funding.

Additionally, we obtained permits from the Forest Service to undertake sampling, induced polarization, magnetic surveys, and geologic mapping on the ground. These activities were undertaken during the field season of 2011. These activities confirmed the mineral zones as outlined in historic reports and identified several potential new zones of mineralization that were previously not recognized.

No additional work was done during the summer of 2012 due to lack of funding.

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

Based upon our internal evaluations we elected to acquire by staking an additional 42 unpatented claims. During the upcoming months we plan on obtaining the needed permits to undertake sampling and geophysical surveys on the property. We had planned on beginning these geologic activities in the spring of 2012 as weather and ground conditions allowed, but have delayed the commencement of the activities. Once we have the results from this testing, these results will aid the Company in designing a drill program which we intended to undertake in the fall of 2012 and spring of 2013. All of these activities are and remain dependent on raising additional capital in order to undertake this work. The unpatented mining claims were dropped in September 2012 due to lack of funding.

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

On October 4, 2012, the Company sold its oil and gas properties and related assets located in Dawson County, Texas for cash in the amount of $260,000. A loss was recognized on the transaction in the amount of $429,519 in the third quarter

Overview of Operating Results/Results of Operations

Revenues for the three months ended September 30, 2012 totaled $95,930 compared to revenues of $283,723 for the three months ended September 30, 2011.

Operating expenses for the three months ended September 30, 2012 of $738,785 decreased 33% as compared to the operating expenses of $1,132,610 for the three months ended September 30, 2011, primarily due to a decrease in both administration and sales expense and exploration expense.

Net loss attributable to the Company for the three months ended September 30, 2012 was $930,505 as compared to a net loss of $240,604 for the three months ended September 30, 2011. The increase in net loss is primarily due to the change in the fair value of the option liability and a decrease in interest expense, offset by a loss on disposal of the Denmark subsidiary and the loss on judgment.

Revenues for the nine months ended September 30, 2012 totaled $137,570 compared to revenues of $82,744 for the nine months ended September 30, 2011.

Operating expenses for the nine months ended September 30, 2012 of $1,998,768 decreased 30% as compared to the operating expenses of $2,614,073 for the nine months ended September 30, 2011, primarily due to a decrease in salaries and administration and sales expense.

Net loss attributable to the Company for the nine months ended September 30, 2012 was $2,056,628 as compared to a net loss of $2,244,666 for the nine months ended September 30, 2011. The decrease in net loss is primarily due to decrease in salaries and administration and sales expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended September 30,
	2012	2011
Expense Category
Payroll, benefits and consulting	$180,000	$208,000
Stock-based compensation expense	-	61,000
Advertising and marketing	-	-
Legal and other professional fees	18,000	183,000
Travel and related	1,000	53,000
Rent and office expenses	25,000	17,000
Insurance-liability	-	-
Depreciation and other non-cash expenses	3,000	8,000
Other	1,000	32,000
Total	$228,000	$562,000

	Nine Months Ended September 30,
	2012	2011
Expense Category
Payroll, benefits and consulting	$812,000	$643,000
Stock-based compensation expense	-	223,000
Advertising and marketing	(20,000)	20,000
Legal and other professional fees	149,000	596,000
Travel and related	56,000	141,000
Rent and office expenses	97,000	79,000
Insurance-liability	-	-
Depreciation and other non-cash expenses	8,000	8,000
Other	11,000	159,000
Total	$1,113,000	$1,869,000

For the three months ended September 30, 2012, administration, sales and marketing expenses decreased 59%, primarily due to a decrease in, stock based compensation and legal and professional fees offset by an increase in insurance.

For the nine months ended September 30, 2012, administration, sales and marketing expenses decreased 40%, primarily due to a decrease in travel, stock based compensation and legal and professional fees offset by an increase in insurance.

Discontinued Operations

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business. Income from discontinued operations for the three and nine month periods ended September 30, 2012 decreased 82% and 77%, respectively, as compared to the three and nine month periods ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next six months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $1,613,732 for the nine months ended September 30, 2012 compared to net cash used by operating activities of $968,482 for the nine months ended September 30, 2011. The increase is primarily due to a decrease in net loss adjusted for non-cash items and accounts payable. The Company expects to continue to use cash in operating activities and investments for the remainder of 2012.

Net cash provided by investing activities totaled $166,653 for the nine months ended September 30, 2012 compared to net cash provided by investing activities of $936,861 for the nine months ended September 30, 2011. The change is primarily due to proceeds from the sale of equipment offset by the acquisition of CDA Mine Contracting LLC.

Net cash provided by financing activities totaled $0 for the nine months ended September 30, 2012 compared to $761,943 for the nine months ended September 30, 2011. The 2011 activity was from sale of common stock.

Cash and cash equivalents decreased to $76,442 at September 30, 2012, from $1,520,321 at December 31, 2011.

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

Refer to Item 7 of Independence’s Annual Report on Form 10-K for the year ended December 31, 2011, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of long-lived assets, including other intangible assets;

•	Income taxes; and

•	Stock-based compensation.

There have been no changes to Independence’s critical accounting policies since December 31, 2011, the date of its last audited financial statements.

Interest Income and Expense

Interest income for the three and nine month period ended September 30, 2012 has decreased $77,254 and $38,583 as compared to the same period in the prior year due primarily to the impairment of a note receivable in the previous year. Interest expense for the three and nine month period ended September 30, 2012 has decreased $85,348 and $330,510, as compared to the same periods in the prior year due to a reduction in amortization of debt discount.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered the Company to pay $250,000 plus statutory interest in the amount of 9% from April 2, 2010 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of September 30, 2012, the amount has not been paid and the ordinary shares valued at $42,297 have not been issued.

Item 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

Item 6. EXHIBITS

(a) Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE RESOURCES PLC
(Registrant)

Date: November 14, 2012	By:	/s/ John P. Ryan
John P. Ryan
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Donna Miller
Donna Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)

