Form 10-K
period 2012-12-31
Independence Resources PLC
filed 2013-04-16
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-14691

INDEPENDENCE RESOURCES PLC
(Exact name of registrant as specified in its charter)
England	77-0039728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 W. Hanley Ave, Suite A Coeur d’ Alene, ID	83815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 209-9868

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

AMERICAN DEPOSITARY SHARES

(each American Depositary share represents

1 Ordinary share, pound sterling 0.01 par value)

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of $0.48 as of the close of business on June 30, 2012, was $4,322,604.

As of April 10, 2013, the registrant had 69,956,372 ordinary shares outstanding, including 31,180,754 shares issued at April 10, 2013 represented by American Depositary shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

FORM 10-K

For The Fiscal Year Ended December 31, 2012

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

PART I

ITEM 1.—BUSINESS

Overview

Independence Resources PLC, together with its subsidiaries (the “Company”), is a public limited company organized under the laws of England in 1983. The Company was originally incorporated under the name of Senetek PLC and changed its name to Independence Resources PLC on November 8, 2011. The Company’s registered office is located in the United Kingdom. All of its employees are based in the United States from where it liaises with the U.S. investing public. The Company has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation. On April 18, 2012, Independence acquired 70% of Coeur d’ Alene Mine Contracting LLC.

Historically, the Company had been focused on the skincare and pharmaceutical businesses. In March 2010, after an extensive review by our Board of Directors and our outside advisors, our Board elected to change our overall direction from these sectors to the natural resources sector. Our Board realized that the business prospects of the existing portfolio of assets were not capable of generating sufficient revenue, and we had insufficient cash on hand to reach significant revenue generation from any of the product lines in our portfolio. We elected to pursue additional opportunities in the resources sector because this sector has experienced significant growth and investor interest in the past few years and our Board believes the resources sector has continued growth prospects and significant opportunities. During 2011 we continued the transition from a biomedical company to one focused on natural resources. In 2011, the Company terminated its participation in the secured notes related to the Relief Canyon Mine and in the process it eliminated the convertible debt associated with that acquisition leaving the Company debt free. With the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its biomedical assets which has continued to reduce expenses associated with the biomedical lines of business. We made significant progress during the 2011 work season at our Iron Creek Project by conducting a number of geophysical surveys which have identified the existing known zones of mineralization. As a result, we believe we have discovered additional extensions to the known zones as well as possibly identified several new zones of mineralization. We had planned on undertaking a drilling program to verify these results for the 2012 work season, but could not do so due to lack of funding. Similarly, we were unable to execute our planned work program at our Gray Eagle property in California due to lack of funding.

Mineral Property Operations

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary.

Iron Eagle owns three mineral projects, one in Idaho known as the Iron Creek project and one in California known as the Gray Eagle Copper Mine.

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims located about 26 miles southwest of the town of Salmon, Idaho. The unpatented mining claims were dropped in September 2012 due to lack of funding.

Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not yet been evaluated. However, extensive drilling, sampling, and geologic work have been done on two of the most advanced areas. In these areas, previous operators calculated tonnages and grades (which are non-43-101 compliant) contained in an area called the “No Name Zone.”

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

The second area of major interest, also in the "No Name Zone" is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% copper equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under an S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource.

Additionally, we obtained permits from the Forest Service to undertake sampling, induced polarization, magnetic surveys, and geologic mapping on the ground. These activities were undertaken during the field season of 2011. These activities confirmed the mineral zones as outlined in historic reports and identified several potential new zones of mineralization that were previously not recognized.

No additional work was done during the summer of 2012 due to lack of funding and no additional work is planned for 2013 unless funding is obtained.

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

In the early 1990’s, a feasibility study was completed by Siskon Corporation which was reviewed by a major U.S.-based mineral consulting firm which concluded that a mineral resource of just over 1.1 million tons of ore grading 2.59% copper and .027 ounces per ton gold using a 3.3 to 1 strip ratio, a copper cutoff grade of 1%, and recovery factors of 90% on copper and 30% on gold. We intend to confirm this resource and undertake additional drilling to further refine the mineral resources which have been identified by past work at this project, and to explore for undiscovered possible deposits in the area.

The Gray Eagle Mine has been subject to an Environmental Protection Agency (“EPA”) clean up action in the past. According to publicly available EPA documents, the EPA has expended about $3 million in response costs cleaning up old mining tailings. We understand that several companies have been identified as potential responsible parties for this clean up. We have not, to date, received any communication from the EPA with respect to recovery of these costs or any environmental issues that may be present at the Gray Eagle property.

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho. The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash. This transaction is considered a related party transaction as the Company and Consolidated Goldfields had directors in common at the time of the transaction.

Relief Canyon Mine, Lovelock Nevada

In August 2008, Firstgold Corp. (“Firstgold”), Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and Lakewood Group, LLC (“Lakewood”) entered into a purchase agreement (the “Firstgold Agreement”) pursuant to which, among other things, Firstgold issued and sold to Platinum (i) senior secured promissory notes in the aggregate principal amount of $9,607,200 (the “Platinum Notes”), and (ii)  a warrant to purchase up to 12 million shares of Firstgold’s common stock (the “Platinum Warrant”).  In December 2009, Platinum exercised its rights to cause Firstgold to purchase the Platinum Warrant (the “Platinum Put Right”). Firstgold failed to pay amounts outstanding under the Platinum Notes, including accrued and unpaid interest in respect of the Platinum Notes and amounts in respect of the Platinum Put Right, as and when due.  The Platinum Notes were secured by all of the assets of Firstgold and the primary asset of Firstgold is the Relief Canyon Mine.

In April 2010, we entered into a Participation Agreement (the “Participation Agreement”) with Platinum, pursuant to which we purchased a participation in Platinum’s claims relating to (i) the aggregate principal amount outstanding under the Platinum Notes and related advances of $9.6 million, (ii) the accrued and unpaid interest in respect of the Platinum Notes and such related advances of $2.3 million and (iii) the amount owed by Firstgold to Platinum in respect of the exercise of the Platinum Put Right with respect to the Platinum Warrant of $3.6 million (collectively, the “Platinum Claims”), equal to an undivided percentage interest of 45% in all of such Platinum Claims (representing $7 million of the Platinum Claims), and a corresponding 45% pro rata interest in all collateral and guarantees, if any, Platinum has or from time to time may receive securing or supporting any of the Platinum Claims or any obligations of Firstgold arising under or in connection with any documents relating to any Platinum Claims, for the aggregate purchase price of $5 million.  As a result of (1) the issuance by Firstgold of senior secured promissory notes to Platinum and Lakewood pursuant to the Firstgold Agreement, and (2) our purchase of 45% of the Platinum Claims, we held a resulting 35% interest in the Relief Canyon Mine assets.

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

Oil and Gas Operations

Working Interest, Dawson County, Texas

In May 2010, we entered into a participation agreement with SDX Resources, Inc (“SDX”) pursuant to which we purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas of which SDX was the lessee of record, for $108,397.

On October 4, 2012, we sold our oil and gas properties and related assets located in Dawson County, Texas for cash in the amount of $260,000. A loss was recognized on the transaction in the amount of $429,519 in the third quarter of 2012.

South Fork II Prospect, Clinton County Kentucky

On January 6, 2011, we entered into a Joint Venture with Ameratex Securities, in which we purchased a 4.5% working interest and 3% net revenue interest in three oil wells located in Clinton County, Kentucky for $41,250.  We are receiving a small royalty from this project and plan no further investment in these wells. Management has determined that this oil and gas project is not material to the current business of the Company.

Mine Contracting Operations

In April 2012, we acquired a 70% interest in Coeur d’Alene Mine Contracting LLC (“CDA Mine Contracting”). CDA Mine Contracting is a specialized underground mine contractor which contracts with junior and potentially senior level mining companies and provides general underground mine labor on a contract basis as well as supervisory and consulting services. We realized $260,219 in revenue during the year ended December 31. 2012.

Discontinued Operations

Our legacy skincare and pharmaceutical activities are reported as discontinued operations on the Consolidated Statement of Operations for all periods presented (see Note 16 of Notes to Consolidated Financial Statements for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in our skincare and pharmaceutical segment.

Recent Developments

In April 2012, we acquired a 70% interest in Coeur d’Alene Mine Contracting LLC (“CDA Mine Contracting”). CDA Mine Contracting is a specialized underground mine contractor which contracts with junior and potentially senior level mining companies and provides general underground mine labor on a contract basis as well as supervisory and consulting services. We began realizing revenue in August 2012 from this acquisition. We believe that over time CDA Mine Contracting can significantly grow the size of its labor pool and, as a result, provide substantial revenues to the Company. The market for underground mine labor is a very tight market and many mining companies have difficulty finding high quality, trained, competent mine laborers to build out their projects. We believe this tight labor market will continue for the foreseeable future. We paid $200,000 in cash and issued 3,000,000 options to purchase an equal number of our ordinary shares for our 70% interest in CDA Mine Contracting.

For detailed financial information, please consult our financial statements included in this Report.

The Annual General Meeting of Shareholders (the “Annual Meeting”) of the Company was held on November 3, 2012. At the Annual Meeting, the following proposals were approved by the Company’s shareholders:

·	To receive and adopt the Company’s annual accounts for the fiscal year ended December 31, 2011 together with the last director report and auditors’ report on those accounts;
·	To re-elect John P. Ryan and Howard Crosby as directors of the Company;
·	To reappoint DeCoria Maichel & Teague P.S. as the Company’s registered public accounting firm in the United States for the fiscal year ending December 31, 2012 at a remuneration to be determined by the Audit Committee of the board of directors of the Company (the “Board”).
·	To sub-divide each of the Ordinary Shares of 40 pence each in the capital of the Company in issue immediately prior to the commencement of the Annual Meeting or such other time and date as the Directors may determine into four ordinary shares of 1 pence each in the capital of the Company, having the same rights, being subject to the same restrictions and ranking on the same basis as the existing ordinary shares of 40 pence each in the capital of the Company (save as to nominal value), and thirty six deferred shares of 1 pence each, having the rights and being subject to the restrictions set out in the proposal below
·	To amend the Articles of Association of the Company by:

o	7.1 Inserting the following definition into Article 2: "Deferred Share means the deferred shares of £0.01 nominal value each in the capital of the Company with the rights as per Article 67.4" to be inserted after the definition of "Company"; and
o	7.2 Inserting a new Article 67.4 as follows:
§	67.4 Each Deferred Share in issue shall confer upon the holder such rights, and be subject to the restrictions, as follows:
·	67.4.1 Notwithstanding any other provision of these articles, a Deferred Share:
o	(a) does not entitle its holder to receive any dividend or distribution declared, made or paid or any return of capital and does not entitle its holder to any further or other right of participation in the assets of the Company; and
o	(b) entitles its holder to participate on a return of assets on a winding up of the Company, such entitlement to be limited to the repayment of the amount paid up or credited as paid up on such Deferred Share but only if the holders of each Ordinary Share then in issue shall have received a distribution of at least £1,000,000 per Ordinary Share held; and
o	(c) does not entitle its holder to receive a share certificate in respect of his or her shareholding, save as required by law; and
o	(d) does not entitle its holder to receive notice of, nor attend, speak or vote at, any general meeting of the Company; and
o	(e) shall not be transferable at any time other than with the prior written consent of the Directors,

We negotiated an agreement to acquire a sand and gravel lease covering prospective properties located on the Chippewa Indian Reservation (Turtle Mountain Band) in North Dakota. We believed that certain of the sands may have applications as fracturing proppant sands (“frac sands”). We believed there were ready markets for such frac sands, as well as conventional sand and gravel markets in Western North Dakota and Eastern Montana in the rapidly developing Bakken oil fields. The terms of the deal required us to pay a $200,000 initial, non-refundable payment while we undertook due diligence on the frac sand potential, as well as on the overall sand and gravel potential of the property. This payment was made in April 2012. We took approximately 2,000 pounds of sand samples from approximately 50 separate locations and shipped such samples to a specialty testing lab in Minnesota. The results did not indicate that the sands had significant potential as fracing sands. Further, we hired a specialized consultant familiar with sand and gravel operations to review the potential of the properties for conventional sand and gravel operations. The consultant determined that there was no commercial potential for sand and gravel sales within an economic radius of the potential quarries at that time.

Competition

We face significant competition in our mining business.  Competition is particularly intense to acquire mineral prospects and deposits suitable for exploration and development, to acquire reserves, and to hire qualified and experienced human resources.  Our competitors in mineral property exploration, acquisition, development, and production include the major mining companies in addition to numerous intermediate and junior mining companies, mineral property investors and individual proprietors. There is a limited supply of desirable mineral lands available for claim-staking, lease, or acquisition in the United States and other areas where we may conduct exploration activities.

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

Government Regulation

We are required to obtain licenses and permits from various governmental authorities. Given adequate funds, we anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits.

If we proceed with the development of our current and future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, and pooling of properties and taxation. As we have not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

As of December 31, 2012, we had five full-time employees, comprised of one employee at our corporate office in Coeur d’ Alene, ID, one employee at our accounting office in Spokane, Washington, one employee in Walla Walla, Washington, and two employees located in Pinehurst, ID.

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

Based upon advice from its outside professional tax advisors, we have determined that we were a PFIC during 2012 and 2011.

ITEM 1A.—RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

Executive Offices

Our executive offices are located at 254 W. Hanley Ave, Suite A, Coeur d’ Alene, ID 83815. Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

Mineral Properties

Iron Creek Project, Salmon, Idaho

In March 2011, we acquired 100% ownership of Iron Eagle Acquisitions, Inc (“Iron Eagle”) by issuing 8,150,000 ordinary shares valued at $0.78 or a total value of $6,357,000, of which $2,067,000 was allocated to the Iron Creek Project and $4,290,000 to Gray Eagle Copper Mine. As a result of the acquisition, Iron Eagle became our wholly-owned subsidiary.

Iron Eagle owns a mineral property called the “Iron Creek Project” consisting of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims located 26 miles southwest of the town of Salmon, Idaho. Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. Once funds are available, we plan to conduct drilling and sampling work on this property to further refine the mineral resources which have been identified by past exploration at this project.

Past work by previous operators has identified several mineralized zones of copper and cobalt, and numerous other exploration targets on the property that have not as yet been evaluated. However, extensive drilling, sampling, and geologic work have been done on two of the most advanced areas.  In these areas, previous operators calculated tonnages and grades (which are non-43-101 compliant) contained in an area called the “No Name Zone.”

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

The second area of major interest, also in the "No Name Zone" is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% Cu equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under an S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource.

In order to expand the land package and cover more of the potential targets on the property, we staked an additional 187 unpatented mining claims in and around the seven patented claims; however, the unpatented claims were subsequently dropped due to lack of funding.

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

No additional work was done during the summer of 2012 due to lack of funding and no additional work is planned for 2013 unless funding is obtained.

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

In the early 1990’s, a feasibility study was completed by Siskon Corporation which was reviewed by a major U.S. based mineral consulting firm which concluded that a mineral resource of just over 1.1 million tons of ore grading 2.59% copper and .027 ounces per ton gold using a 3.3 to 1 strip ratio, a copper cutoff grade of 1%, and recovery factors of 90% on copper and 30% on gold. If funding is obtained, we intend to confirm this resource and undertake additional drilling to further refine the mineral resources which have been identified by past work at this project, and to explore for undiscovered possible deposits in the area.

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho. The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash. This transaction is considered a related party transaction as the Company and Consolidated Goldfields had directors in common at the time of the transaction.

ITEM 3.—LEGAL PROCEEDINGS

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered us to pay $250,000 plus statutory interest in the amount $56,219 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of December 31, 2012, the amount has not been paid; the ordinary shares valued at $42,297 were issued in November 2012. We have filed a Notice of Appeal with the Court.

Besides the legal proceedings mentioned above, we are not a party to any material pending legal proceedings.

ITEM 4.—MINE SAFETY DISCLOSURES

There are no reportable events requiring disclosure pursuant to this item.

PART II

ITEM 5.—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for our ordinary shares. Our American Depositary Shares (“ADS”), each representing one ordinary share and evidenced by one ADS, are quoted on the OTCQB under the symbol “SNKTY.” Trading of the ADSs in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The depositary for these ADSs is The Bank of New York. The high and low bid prices for the ADSs for the periods listed below are as follows:

Fiscal Year Ended December 31, 2012

Fiscal Period	High	Low

First Quarter	$0.68	$0.51
Second Quarter	0.58	0.44
Third Quarter	0.48	0.21
Fourth Quarter	0.32	0.15

Fiscal Year Ended December 31, 2011

Fiscal Period	High	Low

First Quarter	$0.98	$0.63
Second Quarter	1.00	0.75
Third Quarter	0.93	0.64
Fourth Quarter	0.82	0.57

Holders

As of April 10, 2013 there were 69,956,372 ordinary shares outstanding and 209 holders of record of ordinary shares, one of which is The Bank of New York which holds ADSs representing 31,180,754 ordinary shares. The closing bid prices of our ADSs on April 1, 2013, were a high of $0.1999 and a low of $0.1999.

Dividends

Under the English Companies Act of 1985, a limited company may not declare or pay cash dividends while it has an accumulated deficit. On March 30, 2011, shareholders approved a reclassification of share premium to accumulated deficit for the UK Company. This reclassification, which has no net effect on the equity or financial position of the Company, was undertaken to create distributable reserves. On May 25, 2012, the reclassification was confirmed by the English High Court. Effective with this confirmation, we may now pay dividends or repurchase shares up to the level of the positive balance in accumulated profit and loss in the UK Company.

We have not paid, nor do we currently anticipate the payment of, any cash dividends on the ordinary shares. Any future determinations to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We paid $200,000 in cash and issued 3,000,000 options to purchase an equal number of our ordinary shares for our 70% interest in CDA Mine Contracting. In addition, we also issued 200,000 options to a consultant in connection with the transaction. These securities were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the two investors in this offering was an accredited investor as defined in Regulation D. Each investor delivered appropriate investment representations with respect to these sales and consented to the imposition of restrictive legends upon the stock certificates representing the shares and warrants. Each investor was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.

The securities sold in this offering were not and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6—SELECTED FINANCIAL DATA

As a smaller reporting company we have elected not to provide the information required by this item.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview of Operating Results

	2012	2011

Oil and gas revenue	$64,447	$110,279
Contracting revenue	280,219	-
Total revenue	344,666	110,279

Operating expenses	(2,472,691)	(5,051,531)
Operating loss	$(2,128,025)	$(4,941,252)

Net loss from continuing operations	(2,368,577)	(5,468,149)

Net income from discontinued operations	220,396	582,644

Net loss	$(2,148,181)	$(4,885,505)

During 2011 we focused our resources on changing our overall direction to the natural resources sector.

During 2012, revenue from oil and gas decreased as compared to 2011. Oil and gas revenue for 2012 was $64,447 down 42% from 2011. This decrease was attributable to the sale of our oil and gas working interest in October 2012. Additionally during 2012 we began receiving revenue from contracting.

The Company records compensation expense for stock awards granted. We incurred approximately $0 and $243,000 in stock based compensation operating expense for 2012 and 2011, respectively. In 2012 and 2011, 3,200,000 and 0 options for shares were issued, respectively.

Operating expenses in 2012 decreased by 51% from 2011. This is primarily due to a decrease in administration, sales and marketing expense and exploration expense. Additionally a write down of the long term receivable related to the March 2010 transaction in the amount of $1,455,584, a loss on settlement of notes and contractual rights receivable in the amount of $412,367 occurred in 2011.

	Summary of Exploration Costs

	2012	2011	% change in 2012 versus 2011
Oil & gas	$32,731	$140,729	(77)%
Mining	$328,340	327,749	-%
Total	$361,161	468,478	(23)%

Exploration costs increased due to our acquisition of Iron Eagle Acquisitions, Inc, partially offset by a decreae in exploration costs attributable to oil and gas..

Administration, Sales and Marketing	Summary of Administration, Sales and Marketing

	2012	2011	% change in 2011 versus 2010
Administration, sales and marketing	$1,474,818	$2,713,263	(46)%

For the years ended December 31, 2012 and 2011, the following administration, sales and marketing expenses were incurred:

Expense Category	2012	2011

Payroll, benefits and consulting	$963,932	$868,100
Stock-based compensation expense	-	243,406
Advertising and marketing	-	20,083
Legal and accounting	335,024	1,122,076
Travel and related	68,609	167,941
Rent and office expenses	66,900	128,782
Depreciation and other non-cash expenses	11,670	2,293
Other	28,683	160,582
Total	$1,474,818	$2,713,263

Administration, sales and marketing expenses decreased in 2012 as compared to 2011 primarily due to decreases in stock based compensation, professional fees, travel, and rent and office expenses and other expenses, partially offset by the increase in payroll, benefits and consulting and depreciation.

Other Income and Expense

Other income and expense in 2012 was a net expense of $240,552 compared to net expense of $526,897 in 2011.  Interest income decreased in 2012, as compared to 2011, due to decreased cash and investment balances. Interest expense decreased in 2012, as compared to 2011. Also included in other income and expense in 2012 is a loss on judgment of $350,219 partially offset by other income of $100,079 and gain on forgiveness of debt of $39,780. Also included in other income and expense in 2011 is an impairment of an investment of $337,663.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in the Notes to the consolidated financial statements included in this Form 10-K. Management believes that the following accounting policies fit the definition of critical accounting policies. The critical accounting policies were discussed with the entire board of directors of the Company.

Impairment of Long-Lived Assets and Goodwill

We review the carrying value of our long lived assets for impairment in value whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Assessing impairment involves significant assumptions and estimates. These assumptions and estimates are based on our best judgments.

At least annually, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value.

Income Taxes

We have significant U.S. deferred tax assets, primarily due to net operating loss carryforwards. Pursuant to the “change in ownership” provisions of the Tax Reform Act of 1986, utilization of its net operating loss that carries over may be limited if a cumulative change of ownership of more than 50% occurs within any three-year period. We have determined that such a change in ownership has not occurred through December 31, 2010. As a result of the Iron Eagle acquisition that occurred in March 2011, we believe the Company may have undergone a change in ownership, but it has yet to perform an analysis of the transaction and the potential effect on its net operating losses (“NOLs”).

Management believes that due to lack of operating history and general uncertainty, it provided for a 100% valuation allowance against its entire deferred tax asset. Should our operating results indicate that its profitability is more likely than not to lead to the utilization of all or a portion of the deferred tax asset, it will reverse all or a portion of our valuation allowance. Subsequent changes to the estimated net realizable value of the deferred tax asset could cause its provision for income taxes to vary significantly from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized, assuming that a “change in ownership” does not limit those losses.

Stock-Based Compensation

We record compensation expense for all awards granted. After assessing alternative valuation models and amortization assumptions, we have selected the Black-Scholes-option-pricing formula and amortization of compensation expense over the requisite service period of the grant. We will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Liquidity and Capital Resources

	2012	2011

Cash and cash equivalents	$196,300	$1,520,320
Current ratio	0.59	2.07
Decrease in cash and cash equivalents	$(1,324,021)	$(194,376)

During 2012, our principal sources of liquidity included cash and cash equivalents resulting from proceeds from the contracting services, sale of our oil and gas working interest, oil and gas royalties and license fees from discontinued operations.  Management believes its cash, cash equivalents, short-term investments, sale or license fees from our legacy pharmaceutical products, distributions from our oil and gas projects, and timber sales from Iron Creek and Gray Eagle properties will be sufficient to meet our working capital needs for at least the next twelve months. We intend to raise new capital in the form of new equity or debt to further advance our mining projects. If we are not successful at raising new capital we intend to do no work on our mining projects, and invest no further capital in our oil and gas projects.

Net cash used by continuing operating activities totaled $1,749,938 and $1,854,893 for 2012 and 2011, respectively.  The change is primarily attributed to the decrease in non-cash related loss in 2012 as compared to 2011.

Cash and cash equivalents decreased to $196,300 at December 31, 2012 from $1,520,320 at December 31, 2011, principally reflecting the net cash used by operations of $1,749,938 in 2012, partially offset by proceeds from the sale of equipment and oil and gas working interest.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of information furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and, in the opinion of management, contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2012 and 2011, the results of operations and cash flows for the years then ended. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently. Refer to Item 15.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Changes in internal control over financial reporting

There were no changes to the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to its management and its Board of Directors regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed our internal control over financial reporting as at December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control--Integrated Framework.”  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as at December 31, 2012.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following table sets forth as of April 10, 2013, the name and ages of, and position or positions held by, our executive officers and directors. The employment background of these persons, and any directorships held by the current directors during the last five years is discussed following the table. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Position with Company	Director Since
John P. Ryan	50	Chairman of the Board of Directors and Chief Executive Officer	2010
Howard Crosby	59	President and Director	2010
Anthony Williams	67	Corporate Secretary and Director	2003
Kerry Dukes	49	Director	2006
Bobby Cooper	67	Director	2011
John May	64	Director	2011

There are no family relationships among any of the persons listed above.

John P. Ryan was appointed Chief Executive Officer effective March 10, 2010. Mr. Ryan has been the President of Fontana Capital Corporation, a closely held consulting company for the last ten years as well as an officer and/or director of High Plains Uranium, Inc., U.S. Silver Corporation, Tomco Energy Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc. Mr. Ryan is currently a director of Shoshone Silver/Gold Mining Co. and Big Bear Mining Co.

Mr. Ryan has extensive executive experience and provides our Board with valuable insight regarding our products and services, and provides valuable public company expertise to our Board.

Howard Crosby was appointed President effective March 10, 2010 and has served as President and director since such time. Mr. Crosby has been the President of Crosby Enterprises, Inc., a closely held family investment company, for more than twenty years as well as an officer and director of High Plains Uranium, Inc., AQM Copper, Inc. (formerly Apoquindo Minerals), Tomco Energy Plc, Platinum Diversified Mining, Inc., and Gold Crest Mines, Inc. Mr. Crosby is currently a director of Shoshone Silver/Gold Mining Co., Big Bear Mining Co., and White Mountain Titanium Corporation.

Mr. Crosby has extensive experience in corporate finance and strategic planning and provides valuable insight on business strategy development and strategic partnership to our Board.

Anthony Williams has served as a director since February 2003.  Mr. Williams was appointed Vice Chairman of the Board of Directors in October 2003 and in March 2010 he was appointed Non-Executive Vice Chairman of the Board.  Mr. Williams was a partner of DLA Piper, LLP (US), a global law firm, from November 2009 to March 2013 and is now a partner at McKenna Long & Aldridge LLP. From 2005 until November 2009, Mr. Williams was a partner at the law firm of Baker & McKenzie LLP and from 1981 until September 2005, Mr. Williams was a partner at the law firm of Coudert Brothers LLP and previously served as Chairman of the Executive Committee and as Administrative Partner of the firm, responsible for worldwide operations. Mr. Williams was affiliated with Coudert Brothers LLP from 1973 through September 2005, first as an associate and then as a partner. In September 2006, Coudert Brothers LLP filed for Chapter 11 bankruptcy protection in the Southern District of New York Bankruptcy Court. He received an A.B. in Government and Economics from Harvard University and a Juris Doctor from New York University School of Law. He has been admitted to the Bars of the United States Supreme Court, the State of New York, and State of California.

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

Bobby Cooper was appointed a Non-Executive Director in May 2011. From 1993 to 1997, Mr. Cooper served as President of Kennecott Corporation, a wholly-owned subsidiary of Rio Tinto Group. During his tenure at Kennecott, Mr. Cooper was responsible for the construction and operations of numerous active mines in North America including the operations at the Bingham Canyon Mine in Utah. Since retiring Kennecott Corporation in 1997, Mr. Cooper has devoted himself to entrepreneurial ventures.  Mr. Cooper currently serves as a Director of Ontario Graphite, a privately held graphite producer located in Canada, Wyo-Ben, a private bentonite producer located in Billings, MT with properties in Northern Wyoming, and White Mountain Titanium Corporation.  Mr. Cooper’s has also served as Chairman and Director of US Silver, a silver producer located in Wallace, Idaho. In addition, he served as Chairman and Director of High Plains Uranium, a uranium exploration and production company, a director and CEO of Platinum Diversified Mining, a Special Purpose Acquisition Company listed on the London AIM, a director and Audit Committee Chair of Western Prospector, a Canadian based uranium company with mining properties in Mongolia, and a director and CEO of Ancash Mining, a private Peruvian poly-metallic project located in the Andes of Peru.

Mr. Cooper has over 20 years of experience in the mining industry, most recently as President of Kennecott Corporation. He brings a global mining perspective to the Board with experience in a variety of resources.  As a director of U.S. Silver Corporation and a past director of Western Prospector and Ancash Mining, Mr. Cooper contributes his board level experience in the mining industry.

John May was appointed a Non-Executive Director in May 2011. Mr. May is a professional accountant and long-time business entrepreneur. Mr. May is a Fellow of the Institute of Chartered Accountants in England and Wales. He is Chairman and Policy Director of the Small Business Bureau Limited and Chairman of “The Genesis Initiative Limited”, lobbying groups for small business to the UK Parliament. Since July 1994, Mr. May has been the principal of his own chartered accountancy practice. From January 1977 to June 1994, Mr. May was a senior partner with Crowe Clark Whitehill, Chartered Accountants, where he served for eight years on the managing board and for nine years as Chairman of its Thames Valley offices. In his capacity as UK National Marketing Partner and Head of its Property Consultancy division, he was a director of its UK and international associations. Mr. May was Finance Director of London AIM market listed PSG Solutions Plc (formerly London & Boston Investments Plc) until December 2005. Since July 2006 and June 2008, respectively, he has served as a non-executive director of London Pacific Partners Inc. and White Mountain Titanium Corporation, both U.S. public companies.  Since January 2010 and December 2006, respectively, he has served as Chairman of Specialist Energy Group Plc and Chairman of Red Leopard Holdings Plc, both London AIM listed companies. Since November 2007 and until March 2012 he served as a non-executive director of Petrolatina Energy Plc, an oil company with assets in Columbia and also listed on London AIM until June 2012. From December 2006 until July 2011 he was Finance Director of Tomco Energy Plc, an AIM listed oil and gas exploration and mining company.

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

Donna Miller was appointed Chief Financial Officer effective April 23, 2012. Ms. Miller has been the President of Compass Accounting, Inc., a firm specializing in accounting and bookkeeping services for natural resources companies, since September 2002.

Ms. Miller has extensive experience in accounting for public companies, including mining companies, and provides valuable insight on financial and accounting matters to the Board.

Executive officers serve in their offices (without fixed terms) at the pleasure of the Board of Directors.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The following table identifies each person who, at any time during the fiscal year ended December 31, 2012, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

		Number of
		Transactions Not
	Number of Late	Reported on a	Reports Not
Name	Reports	Timely Basis	Filed
Anthony Williams	1	0	1
John May	1	0	1
Howard Crosby	2	0	0
John Ryan	1	0	0

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief operating officer and senior financial officer, in addition to our Code of Business Conduct, which applies to all employees, directors and consultants. Our website is currently under construction and our Code of Ethics and Code of Business Conduct will be available on our website at http://www.senetekplc.com. as soon as possible.  In the event of any amendment to, or waiver from, the Code of Ethics, we will publicly disclose the amendment or waiver by posting the information on our website.

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

Audit Committee

The Audit Committee is comprised of Kerry Dukes, Chairman and Anthony Williams.  The Board of Directors has determined that all of the members of the Audit Committee are “independent” within the meaning of the listing standards of the NASDAQ Stock Market and applicable Securities and Exchange Commission (“SEC”) rules and that Mr. Dukes is an “audit committee financial expert” by reason, among other things, of his experience as chief executive officer of a registered securities investment banking and broker-dealer firm and as an investment banker involved in over 20 registered public offerings of securities.

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Anthony Williams, Secretary, Independence Resources, PLC, 254 Hanley Ave, Suite A, Coeur d’ Alene, ID 83815.

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

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Tables and Narrative Disclosure

Current Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		All Other Compensation		Total
John P. Ryan(1)	2012	$94,154	(2)	$8,131	(3)	$102,285
Chairman and Chief Executive Officer (PEO)	2011	$181,923	(2)	$27,297	(3)	$181,923

Donna Miller(1)	2012	$120,000	(4)	4,015	(5)	$124,015
Chief Financial Officer (PFO)	2011	$90,000		-		$90,000

Howard Crosby(1)	2012	$84,923	(2)	$13,742	(3)	$98,665
Chief Financial Officer (PFO)	2011	$161,923	(2)	-		$161,923

(1) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and the position as Chief Financial Officer of the Company on March 10, 2010. Ms. Miller was appointed to the position of Chief Financial Officer of the Company on April 23, 2012.

(2) During 2012 and 2011, Mr. Ryan and Mr. Crosby each received salary pursuant to the employment agreements described below.

(3) During 2012 and 2011, Mr. Ryan received $27,297 and $8,131, respectively and Mr. Crosby received $13,742 and $0, respectively, in health benefits pursuant to the employment agreements described below.

(4) During 2012, Ms. Miller received $120,000 in salary pursuant to the employment agreement described below.

(5) During 2012, Ms. Miller received $4,015 in health benefits pursuant to the employment agreement described below.

Employment Agreements

We had historically maintained employment agreements with key executives principally to define terms under which employment would cease and to provide explicit benefits if termination of employment occurs for certain reasons. There are no written employment agreements with our current executive officers although we have entered into oral agreements with Messrs. Ryan and Crosby and Ms. Miller.

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

In June of 2012, Mr. Ryan’s salary was reduced to $84,000 per annum.

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

In June of 2012, Mr. Crosby’s salary was reduced to $84,000 per annum.

Donna Miller

In connection with Ms. Miller’s appointment as Chief Financial Officer, we entered into a verbal agreement with Ms. Miller under which she would receive a salary of $120,000 per year for her services as CFO plus health insurance benefits.

Current Equity Holdings and Realization on Equity Holdings

OUTSTANDING EQUITY AWARDS

As at December 31, 2012

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Option Exercise Price	Option Expiration Date
John P. Ryan(1)	600,000	(2)	$0.26	04/30/2015
Chairman and Chief Executive Officer	400,000	(2)	$0.26	04/30/2015
Howard Crosby(1)	600,000	(2)	$0.26	04/30/2015
President	400,000	(2)	$0.26	04/30/2015

(1) Mr. Ryan was appointed to the Board and the position as Chief Executive Officer of the Company on March 10, 2010. Mr. Crosby was appointed to the Board and as President of the Company on March 10, 2010.

(2) All options are fully vested.

Director Compensation Tables and Narrative Disclosure

Name(1)	Fees Earned or Paid in Cash	Total
Anthony Williams	$17,500	$17,500
Kerry Dukes	$24,500	$24,500
Wesley Holland(2)	$7,500	$7,500
Bobby Cooper	$17,500	$17,500
John May	$17,500	$17,500

(1) Messrs. Ryan and Crosby's compensations are discussed in the Executive Compensation table above.

(2) Mr. Holland resigned as a member of the Board effective September 7, 2012.

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

Compensation Committee

Compensation Committee Practices and Procedures

The Compensation Committee of the Board of Directors, comprised solely of independent Directors, has the responsibility and authority to establish the compensation program for our Executive Officers. The Compensation Committee is comprised of Mr. Kerry Dukes (Chairman), and Mr. Anthony Williams.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our outstanding Ordinary shares as of April 10, 2013, by: (i) all persons known to us to be the beneficial owner of more than 5% of our outstanding Ordinary shares, (ii) each of our directors who beneficially owns such shares; (iii) each of our named executive officers; (iv) our other executive officers currently in office; and (iv) all of our executive officers and directors as a group, in each case based solely on information provided to us by such beneficial owners. Except as indicated by the notes to the following table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. The address of each of our directors and executive officers is that of our principal executive office, 254 West Hanley Ave., Suite A, Couer d’Alene, ID 83815.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)(2)		Percentage of Class(1)
5% Beneficial Owners (other than management)

Brush Prairie Minerals, Inc 905 N. Pines Rd., Suite A Spokane Valley, WA 99206	22,000,000		31.45%
Chester Mining Co 905 N. Pines Rd., Suite A Spokane Valley, WA 99206	10,600,000		15.15%
Seaside 88, LP 11911 US Highway One, Suite 201-13 North Palm Beach, FL 33408	6,400.000		9.15%

Named Executive Officers and Directors

John P. Ryan	1,005,600	(3)	1.42%
Donna Miller	-		-
Howard Crosby	1,670,004	(4)	2.35%
Kerry Dukes	770,000	(5)	1.01%
Anthony Williams	1,110,736	(6)	1.57%
Bobby Cooper	-		-
John May	-		-
All Directors and Named Executive Officers as a group (7 persons)	4,556,340		6.18%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 69,956,372 shares of Ordinary shares outstanding as of April 10, 2013.

(3) Includes 1,000,000 options to purchase 1,000,000 ordinary shares.

(4) Includes 1,000,000 options to purchase 1,000,000 ordinary shares.

(5) Includes 770,000 options to purchase 770,000 ordinary shares.

(6) Includes 985,000 options to purchase 985,000 ordinary shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as at December 31, 2012, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders(1)	3,963,752	$0.31	-

Equity compensation plans not approved by security holders(2)	7,251,772	$0.23	-

Total	11,215,524

(1) Represents options outstanding and shares available for future issuance under the Company’s Equity Plan. Also includes 275,000 options outstanding under Plan 1 and Plan 2 which have been terminated as to future grants.

(2) Represents options issued outside of the 2006 Senetek Equity Plan at the discretion of the Board of Directors.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Anthony Williams, a Director of the Company, was a partner of the law firm DLA Piper US, LLP from November 2009 to March 2013. DLA Piper has rendered legal services to the Company. Legal fees paid to DLA Piper US, LLP in 2011 were $111,664. No amounts were paid to or accrued by DLA Piper US, LLP during 2012.

Wesley Holland, a former director, provided certain consulting services to us in connection with developing and marketing our life science technologies and products. Payments to Dr. Holland in 2012 and 2011 were $9,000 and $108,000, respectively.

On April 18, 2012, we entered into a Membership Purchase Agreement dated April 18, 2012, by which we purchased 70% of the ownership interest of Coeur d’Alene Mine Contracting LLC, a Delaware limited liability company (the “LLC”). These ownership interests in the LLC were acquired in equal proportions from Jeff Lambert and Steve Ivie, the sole members of the LLC. The purchase price for the 70% interest in the LLC was $200,000 and fully vested options to purchase 3,000,000 ordinary shares at $0.18 divided equally between Messrs. Lambert and Ivie. As a result of this transaction, the LLC is a majority owned subsidiary of our company.

Also in connection with the transaction, we entered into three-year full-time employment agreements with Messrs. Lambert and Ivie and appointed each as a Vice-President of Investor Relations for our company. As such they will also manage the business operations of the LLC. Unless otherwise terminated by one of the parties, each employment agreement will automatically extend for an unlimited number of one-year terms. The base salary for each of the employment agreements is $120,000. The employment agreements may be terminated at any time for cause and we may terminate either agreement without cause upon 90 days’ notice, in which event we are obligated to pay a severance benefit in an amount equal to two times the largest annual base salary received by the employee under the employment agreement if such termination occurs on or before one year from the agreement’s effective date, and one times the largest annual base salary if such termination occurs thereafter. Either employee may terminate his agreement at any time upon 15 days’ notice.

On April 23, 2012, we acquired 42 unpatented mining claims from Coeur d’Alene Contract Mining LLC, an Idaho limited liability company owned by Messrs. Lambert and Ivie. The purchase price was $100. The claims are located in Lemhi County, Idaho, and are currently in exploratory stage.

On April 23, 2012, Donna Miller accepted appointment as Chief Financial Officer (“CFO”) of the Company. Ms. Miller will receive a salary of $120,000 per year for her services as CFO plus health insurance benefits. Ms. Miller became an employee of the Company in June 2010 and has acted as controller for the Company until her acceptance of appointment as CFO. For 2011 the Company paid Ms. Street $90,000 in employment salary.

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

Aggregate fees billed by DeCoria Maichel & Teague P.S. for 2012 and 2011, for audit services related to the most recent two years, and for other professional services billed in the most recent two fiscal years, were as follows:

DECORIA MAICHEL & TEAGUE P.S.—Registered Public Accounting Firm in the United States:

Type of Service	2012	2011
Audit fees(1)	$50,000	$50,000
Other audit-related fees(2)	—	—
Tax fees(3)	25,000	25,000
All other fees(4)	—	—
Total	$75,000	$75,000

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

(4) All other fees: None

The Audit Committee established a policy governing our use of our auditors for non-audit services. Under the policy, management may use non-audit services of the auditors that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.  In 2012 and 2011, all fees identified above under the captions “Audit Fees”, “Other Audit-Related Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee or the full Board when the Board lacked sufficient non-management Directors to constitute an Audit Committee. In 2012 and 2011, DeCoria Maichel & Teague P.S. did not render any other professional services for audit related matters, tax compliance and tax advice, and no hours were expended on DeCoria Maichel & Teague P.S. engagement to audit the financial statements that were attributable to work performed by persons other than its full-time, permanent employees.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets as of December 31, 2012 and 2011
Consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012 and 2011
Consolidated statements of stockholders’ equity for the years ended December 31, 2012 and 2011
Consolidated statements of cash flows for the years ended December 31, 2012 and 2011
Notes to consolidated financial statements

(2) The following Exhibits are filed or incorporated by reference as part of this Report on Form 10-K:

Exhibit
No.	Description
2.1	Stock-for-Stock Exchange Agreement dated March 16, 2011, with Iron Eagle Acquisitions, Inc. Filed as an Exhibit to Registrant’s Report on Form 8-K filed on March 18, 2011, and incorporated hereby by reference.
2.2	Membership Purchase Agreement dated April 18, 2012 Filed as an exhibit to Registrant’s Report on 8-K filed April 24, 2012 and incorporated by reference
3.1	Certificate of Incorporation of Senetek PLC Filed as an Exhibit with corresponding Exhibit Number to Registrant’s Registration Statement on Form F-1, Registration No. 33-3535, and incorporated herein by reference
3.2	Amended and Restated Articles of Association of Senetek PLC Filed as an Exhibit to Registrant’s Report on Form 8-K filed on April 5, 2011, and incorporated herein by reference
3.3	Amended and Restated Articles of Association of Independence Resources PLC Filed herewith
3.4	Certificate of Incorporation on Change of Name dated November 8, 2011 Filed as an exhibit to Registrant’s Report on 10-K filed April 16, 2012 and incorporated by reference
+10.1	Senetek No. 1 Share Option Scheme for Employees Filed as an Exhibit to Registrant’s Report on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference
+10.2	Senetek No. 2 Executive Share Option Scheme for Non-Executive Directors and Consultants Filed as an Exhibit to Registrant’s Registration Statement on Form S-8 on October 8, 1993, Registration No. 33-70136, and incorporated herein by reference
10.3	Deposit Agreement dated October 3, 2005 between Senetek PLC and The Bank of New York Filed as an Exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.4	Amendment #1 dated December 1, 2003 to the license agreement dated August 1, 2003 between Valeant Pharmaceuticals (formerly ICN Pharmaceuticals) and Senetek PLC Filed as an exhibit to Registrant’s Report on Form 10-K for the period ended December 31, 2003 and incorporated herein by reference
10.5	Agreement with Valeant Pharmaceuticals International for Zeatin dated May 4, 2004 Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference
*10.6	Amended License Agreement with Valeant Pharmaceuticals International for Kinetin dated May 4, 2004 Filed as an exhibit to Registrant’s Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference
*10.7	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of October 31, 2004 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.8	Amendment to License Agreement between Senetek PLC and Valeant Pharmaceuticals International dated as of July 15, 2005 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
*10.9	Asset Sale and Purchase Agreement between Senetek PLC and Ranbaxy Pharmaceuticals Inc. dated as of March 15, 2006 Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference
10.10	License and Intellectual Property Acquisition Agreement dated March 30, 2007 between Senetek PLC and Valeant Pharmaceuticals North America Filed as an exhibit to Registrant’s Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference
10.11	Warrant Agreement between Senetek Plc and DMRJ Group, LLC dated March 4, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.12	Trademark License Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.13	Collateral Pledge and Security Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.14	Secured Promissory Note from Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.15	Asset Purchase Agreement between Senetek Plc and Skinvera LLC dated March 10, 2010 Filed as an exhibit to Registrant’s Report on Form 10-K filed April 15, 2010 and incorporated by reference
10.16	Settlement Agreement and Mutual General Releases, effective January 1, 2012 Filed as an exhibit to Registrant’s Report on 8-K filed January 7, 2013 and incorporated by reference

Exhibit
No.	Description
10.17	Amended and Restated Unsecured Note, effective January 1, 2012 Filed as an exhibit to Registrant’s Report on 8-K filed January 7, 2013 and incorporated by reference
+10.18	Jeff Lambert Employment Agreement Effective April 1, 2012 Filed as an exhibit to Registrant’s Report on 10-Q filed August 20, 2012 and incorporated by reference
+10.19	Steve Ivie Employment Agreement Effective April 1, 2012 Filed as an exhibit to Registrant’s Report on 10-Q filed August 20, 2012 and incorporated by reference
10.20	Grant, Bargain, and Sale Deed Dated April 23, 2012 Filed as an exhibit to Registrant’s Report on 10-Q filed August 20, 2012 and incorporated by reference
10.21	Settlement Agreement and Mutual General Releases, effective January 1, 2012 Filed as an exhibit to Registrant’s Report on 8-K filed January 7, 2013 and incorporated by reference
10.22	Amended and Restated Unsecured Note, effective January 1, 2012 Filed as an exhibit to Registrant’s Report on 8-K filed January 7, 2013 and incorporated by reference
10.23	2006 Senetek Equity Plan Filed as an exhibit to Registrant’s Report on 8-K filed June 19, 2006 and incorporated by reference
21.1	Subsidiaries of Independence Resources PLC Filed herewith
24	Power of Attorney included on the signature page to this Annual Report on Form 10-K
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested as to certain portions of those exhibits.

+ Agreements related to Management Contracts or Compensation Plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Coeur d’ Alene, State of Idaho, on this April 16, 2013.

INDEPENDENCE RESOURCES PLC

By:	/s/ John P. Ryan
John P. Ryan
Chairman of the Board and Chief Executive Officer

By:	/s/ Donna Miller
Donna Miller
Chief Financial Officer

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

Signature	Title	Date

/s/ John P. Ryan John P. Ryan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 16, 2013

/s/ Howard Crosby Howard Crosby	President and Director	April 16, 2013

/s/ Anthony Williams Anthony Williams	Corporate Secretary and Director	April 16, 2013

/s/ Kerry Dukes Kerry Dukes	Director	April 16, 2013
/s/ Bobby Cooper	Director	April 16, 2013
Bobby Cooper /s/ John May	Director	April 16, 2013
John May

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Independence Resources PLC

We have audited the accompanying consolidated balance sheets of Independence Resources PLC (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Independence Resources PLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit through December 31, 2012 and has limited cash at December 31, 2012. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, PS

Spokane, Washington

April 10, 2013

INDEPENDENCE RESOURCES PLC
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$196,300	$1,520,321
Investments - available for sale	124,306	122,421
Trade receivables	3,298	25,476
Receivable - related party	5,500	5,500
Other current assets	87,022	88,992
Total Current Assets	416,426	1,762,710

PROPERTY AND EQUIPMENT, net	179,625	353,605

OIL AND GAS PROPERTIES, USING SUCCESSFUL EFFORTS ACCOUNTING
Unproved properties	-	149,647
Wells and related equipment	-	578,843
	-	728,490
MINING PROPERTIES
Mining claims	6,493,202	6,357,000

OTHER ASSETS
Deposit on equipment	-	328,500
Goodwill	1,685,000	-
Total Other Assets	1,685,000	328,500

TOTAL ASSETS	$8,774,253	$9,530,305

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$167,926	$462,417
Accrued liabilities	155,409	215,145
Deferred revenue and license fee	71,731	172,154
Judgment payable	306,219	-
Total Current Liabilities	701,285	849,716

LONG TERM LIABILITIES
Deferred license fee	-	71,731
Total Long Term Liabilities	-	71,731

TOTAL LIABILTIES	701,285	921,447

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.01 (01 pence) par value, 100,000,000;
69,956,372 and 17,355,760 shares issued and outstanding, respectively	1,119,302	10,999,743
Share premium	99,361,241	88,351,983
Accumulated deficit	(92,774,579)	(90,672,350)
Accumulated other comprehensive income - translation	(4,779)	(4,044)
Accumulated other comprehensive income - unrealized loss on investments available for sale	(91,365)	(66,474)
Total Independence Resources, PLC Stockholders' Equity	7,609,820	8,608,858
Non controlling interest	463,148	-
Total equity	8,072,968	8,608,858

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,774,253	$9,530,305

INDEPENDENCE RESOURCES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year	Year
	Ended	Ended
	December 31	December 31
	2012	2011

REVENUES
Oil and gas revenue	$64,447	$110,279
Contracting revenue - related party	280,219	-
TOTAL REVENUE	344,666	110,279

OPERATING EXPENSES
Administration, sales and marketing	1,474,818	2,713,263
Contracting expense	165,943	-
Exploration expense	361,161	468,478
Loss on disposal of assets	429,519	1,839
Provision for long term note receivable - related party	-	1,455,584
Loss on settlement of notes and contractual rights receivable	-	412,367
Loss on impairment of investment - oil and gas property	41,250	-
TOTAL OPERATING EXPENSES	2,472,691	5,051,531

LOSS FROM OPERATIONS	(2,128,025)	(4,941,252)

OTHER INCOME (EXPENSE)
Interest income	728	144,047
Interest expense	(48)	(330,559)
Other income (expense)	79	61
Recovery of receivable	100,000	-
Royalty income	-	9,135
Change in fair value of option liability	-	36,795
Gain (loss) on sale of investment	-	(1,200)
Exchange gain (loss)	(627)	(47,513)
Loss on disposal of subsidiary	(30,245)	-
Loss on impairment of investment	-	(337,663)
Loss on judgment	(350,219)	-
Gain on forgiveness of debt	39,780	-
TOTAL OTHER INCOME(EXPENSE)	(240,552)	(526,897)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,368,577)	(5,468,149)

INCOME TAX BENEFIT (EXPENSE)	-	-

NET LOSS FROM CONTINUING OPERATIONS	(2,368,577)	(5,468,149)

INCOME FROM DISCONTINUED OPERATIONS	220,396	582,644

NET LOSS	(2,148,181)	(4,885,505)

Less:Net loss attributable to non controlling interest	(45,952)	-

NET LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES, PLC	$(2,102,229)	$(4,885,505)

OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	$(2,148,181)	$(4,885,505)
Unrealized gain (loss) on investments available for sale	(24,891)	(66,966)
Translation adjustments	(735)	(41,631)
COMPREHENSIVE LOSS	(2,173,807)	(4,994,102)
Less: Net loss attributable to non controlling interest	(45,952)	-

COMPREHENSIVE LOSS ATTRIBUTABLE TO INDEPENDENCE	$(2,127,855)	$(4,994,102)
RESOURCES, PLC

NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.03)	$(0.09)
Income from discontinued operations	0.00	0.01

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	69,423,040	61,380,917

INDEPENDENCE RESOURCES PLC
COBSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
					Other	Non	Total
	Ordinary Shares		Share	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Premium	Deficit	Income	Interest	Equity

Balance, December 31, 2010	7,733,508	4,996,339	86,797,791	(85,786,845)	38,079	-	6,045,364

Stock based compensation expense related to employee and director stock options			243,406				243,406

Stock issued for acquisition of Iron Eagle Acquisitions, Inc	8,150,000	5,053,000	1,304,000				6,357,000
							-
Units issued for cash	1,336,538	862,190					862,190

Shares issued for convertible debt	135,714	88,214	6,786				95,000
							-
							-
Net loss				(4,885,505)			(4,885,505)
Unrealized loss on investments					(66,966)		(66,966)
Translation adjustments					(41,631)		(41,631)

Balance, December 31, 2011	17,355,760	10,999,743	88,351,983	(90,672,350)	(70,518)	-	8,608,858

Stock options issued with acquisition of CDA Mine Contracting LLC			1,017,000			509,100	1,526,100

Stock options issued for services			67,817				67,817

Stock issued for judgement payable	533,332	8,533	35,467				44,000

Stock split	52,067,280	(9,888,974)	9,888,974				-

Net loss				(2,102,229)		(45,952)	(2,148,181)
Unrealized loss on investments					(24,891)		(24,891)
Translation adjustments					(735)		(735)

Balance, December 31, 2012	69,956,372	$1,119,302	$99,361,241	$(92,774,579)	$(96,144)	$463,148	$8,072,968

INDEPENDENCE RESOURCES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31	December 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,148,181)	$(4,885,505)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	11,670	2,293
Stock based compensation	67,817	243,406
Stock issued for loss on judgement	44,000	-
Amoritzation of debt discount and deferred financing fees	-	330,553
Change in fair value of option liability	-	(36,795)
Loss on sale of note and contractual right receivable	-	412,367
Provision for note receivable - related party	-	1,455,584
Loss on sale of investment	-	1,200
Impairment of investment	41,250	337,663
Loss on sale of assets - oil & gas lease and wells and related equipment	429,519	-
Gain on forgiveness of debt	(39,780)	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	22,177	270,315
Inventory	-	129,794
Other current assets	1,970	(11,740)
Prepaid oil and gas expense	-	193,999
Interest receivable - related party	-	(108,000)
Receivable related party	-	79,821
Increase (decrease) in:
Accounts payable	(254,709)	(115,327)
Accrued liabilities	(59,736)	17,633
Deferred revenue and license fee	(172,154)	(172,154)
Judgement payable	306,219	-
Net cash used by operating activities	(1,749,938)	(1,854,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments - available for sale	(26,776)	(219,539)
Proceeds from sale of investments - available for sale	-	4,066
Cash received on sale of note and contractual right receivable	-	2,016,578
Cash advance for note receivable	-	(5,527)
Deposit on equipment	328,500	(328,500)
Purchase of equipment	(85,690)	(355,899)
Proceeds from sale of equipment	248,000	-
Purchase of oil and gas lease and wells and related equipment	(2,280)	(271,602)
Proceeds from sale of oil and gas lease and wells and related equipment	260,000	-
Acquisition of oil and gas unproved properties	-	(41,250)
Acquistion of mining claims	(95,202)	-
Acquisition of CDA Mine Contracting	(200,000)	-
Cash received in acquisition	100	-
Net cash provided by investing activities	426,652	798,327
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ordinary shares and warrants	-	862,190
Net cash provided by financing activities	-	862,190
Net increase (decrease) in cash and cash equivalents	(1,323,286)	(194,376)
Net foreign exchange differences	(735)	-
Cash and cash equivalents, beginning of year	1,520,321	1,714,697
Cash and cash equivalents, end of year	$196,300	$1,520,321
	-
NON-CASH TRANSACTIONS:
Stock issued for acquisition of Iron Eagle Acquisitions, Inc.	$-	$6,357,000
Stock issued for conversion of debt	$-	$95,000
Stock options issued for acquisition of CDA Mine Contracting, LLC	$1,017,000	$-

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Independence Resources PLC, together with its subsidiaries (the “Company”), is a public limited company organized under the laws of England in 1983. The Company was originally incorporated under the name of Senetek PLC and changed its name to Independence Resources PLC on November 8, 2011. The Company’s registered office is located in the United Kingdom. All of its employees are based in the United States from where it liaises with the U.S. investing public. The Company has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation. On April 18, 2012, Independence acquired 70% of Coeur d’ Alene Mine Contracting LLC. (See Note 6)

During the second quarter ended June 30, 2012 the Company dissolved its 100% owned subsidiary in Denmark, Senetek Denmark ApS and recognized a loss of $30,245, which included $54,385 in cumulative translation adjustment that was reclassified from accumulated other comprehensive income (loss) to net loss.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation

The consolidated financial statements incorporate the accounts of Independence Resources PLC and its wholly owned subsidiaries and all entities in which Independence has a controlling voting interest. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Examples of significant estimates and assumptions made by management involve revenue recognition, collectability of notes and accounts receivable; fair value of investments and stock compensation awards, realizability of deferred tax assets; and the impairment of long lived assets and goodwill.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through December 31, 2012. These factors raise substantial doubt the Company may be able to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Investments in securities

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

Management periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is determined to be other than temporary.

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

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Earnings per share

Basic earnings (loss) per share are computed using the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and warrants using the treasury stock method.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Options and warrants totaling 23,761,676 and 20,592,932 shares were outstanding at December 31, 2012 and 2011, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. The prior year earnings per share changed due to the subdivision of shares in November 2012.(see Note 12)

Financial Instruments

The carrying values of cash and investments available for sale approximate their fair values at December 31, 2012. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Stock Compensation Expense

The Company measures the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee’s requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value.

Goodwill

Goodwill relates to the acquisition of CDA Mine Contracting (see Note 6). At least annually, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted expected cash flow analysis is used to determine fair value. There was no impairment loss revealed by this test as of December 31, 2012.

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

NOTE 3 - INVESTMENTS - AVAILABLE FOR SALE

The following summarizes the securities available for sale at December 31, 2012.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security

Consolidated Goldfields*	111,657	$13,732	$33,498

Hecla Mining Company	200	1,760	1,166

Merger Mines Corp	4,700	705	564

Metropolitan Mines, Ltd	35,850	6,453	4,302

Mineral Mountain Mining and Milling Co*	19,947	8,378	658

New Jersey Mining Company	20,000	4,200	2,000

PM Pan Minerals	3,050,000	-	-

Shoshone Silver Mining*	500,000	91,840	35,000

Thunder Mountain Gold	523,535	88,603	47,118
		$215,671	$124,306

* Related parties, see Note 17

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The following summarizes the securities available for sale at December 31, 2011:

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security

Consolidated Goldfields*	71,657	$9,532	$8,599

Hecla Mining Company	200	1,760	1,046

Merger Mines Corp	4,700	705	611

Metropolitan Mines, Ltd	35,850	6,453	4,302

Mineral Mountain Mining and Milling Co*	19,947	8,378	7,979

New Jersey Mining Company	20,000	4,200	4,000

PM Pan Minerals	3,050,000	-	-

Shoshone Silver Mining*	365,000	69,175	54,750

Thunder Mountain Gold	523,535	88,602	41,134
		$188,805	$122,421

Based upon communications with the chief executive officer of PM Pan Minerals, management of the Company determined that decline in fair value of the investment in PM Pan Minerals was other than temporary and therefore recognized a loss of $337,663 during the year ended December 31, 2011.

The gross unrealized gain on securities was $19,765 and the gross unrealized loss was $111,130 at December 31, 2012. The Company assessed the unrealized loss at December 31, 2012 and determined it to not be other than temporary based on a review of the potential of the investment security. The Company is under no pressure to sell these remaining securities and intends to hold them at least until it recovers its cost basis.

The fair value of securities is determined by quoted market prices (Level 1 input).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2012	December 31, 2011

Cost:
Equipment	$192,109	$355,899

Accumulated depreciation	12,484	2,294

Net carrying value	$179,625	$353,605

Depreciation expense for the years ended December 31, 2012 and 2011 was $11,670 and $2,293, respectively. See Note 17 for sale of equipment to related party.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 5 – STOCK EXCHANGE AGREEMENT

On March 16, 2011, the Company consummated a stock for stock exchange agreement with Iron Eagle and the two shareholders of Iron Eagle, namely Chester Mining Company, an Idaho corporation (“CHMN), and Brush Prairie Minerals, Inc., a Delaware corporation (“BPMI”) (collectively the “Shareholders”). Pursuant to the terms of the agreement, the Company issued 8,150,000 ordinary shares in exchange for all of the issued and outstanding shares of Iron Eagle. John Ryan, the Chief Executive Officer and Chairman of the Company was appointed as the sole director and officer of Iron Eagle. As a result of this transaction, the Company acquired one hundred percent of the outstanding stock of Iron Eagle thereby making it a wholly owned subsidiary of the Company. The transaction was valued at the market price of the Company’s common stock on the date of the transaction, which was $0.78 for a total value of $6,357,000.

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

NOTE 6 – ACQUISITION OF COEUR D’ALENE MINE CONTRACTING LLC

On April 18, 2012, the Company entered into a Membership Purchase Agreement dated April 18, 2012, by which the Company purchased 70% of the ownership interest of Coeur d’Alene Mine Contracting LLC (CDA Contracting). This ownership interest in CDA Contracting was acquired in equal proportions from Jeff Lambert and Steve Ivie, the owners of CDA Contracting. The purchase price for the 70% interest was $200,000 and options to purchase 3,000,000 ordinary shares divided equally between Messrs. Lambert and Ivie. The value of the options to be issued was determined to be $1,017,000 based upon a Black Scholes value of $0.339 on the date of acquisition. The assumptions used in the Black-Scholes option pricing model at April 18, 2012 using Level 2 inputs were as follows: (1) market price of $0.46; (2) strike price of $0.18; (3) dividend yield of 0%; (4) expected volatility of 64.2%, (5) risk-free interest rate of 0.86%, and (6) expected life of 5 years. As a result of this transaction, CDA Contracting is a majority owned subsidiary of the Company.

In connection with this transaction, the Company acquired 42 unpatented mining claims with a fair value of $41,000. The claims are located in Lemhi County, Idaho, and are currently in exploratory stage.

CDA Contracting was a newly formed entity which had not commenced principal operations or produced any revenues and had no material assets. It has engaged in contract mining activities for third parties since acquisition.

A summary of the acquisition is as follows:

Consideration	Independence Resources PLC (70%)	Non-Controlling Interest (30%)	Total
Cash	$200,000	$-	$200,000
Options: 3,000,000	1,017,000	-	1,017,000
Fair value of noncontrolling interest	-	509,100	509,100
	$1,217,000	$509,100	$1,726,100

Assets acquired:
Cash			$100
Mineral interest			41,000
Goodwill			1,685,000
			$1,726,100

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

The initial agreement in April 2012 included an issuance of 2,000,000 ordinary shares to the two individuals that were never issued. The agreement was amended in the fourth quarter 2012 to change the issuance of shares to the issuance of the options to purchase ordinary shares as described above. This resulted in an increase of $126,100 in the amount of goodwill originally recognized.

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

The Company issued 200,000 options to a consultant for services provided in connection with the acquisition. The value of the options to be issued was determined to be $67,816 based upon a Black Scholes value of $0.339 on the date of acquisition. The assumptions used in the Black-Scholes option pricing model at April 18, 2012 using Level 2 inputs were as follows: (1) market price of $0.46; (2) strike price of $0.18; (3) dividend yield of 0%; (4) expected volatility of 64.2%, (5) risk-free interest rate of 0.86%, and (6) expected life of 5 years.

NOTE 7 – ASSET PURCHASE AGREEMENT

On March 10, 2010, the Company executed an Asset Purchase Agreement and a Note with Skinvera LLC (“Purchaser”), a company wholly owned by Frank J. Massino, former Chairman and Chief Executive Officer of the Company, whereby Skinvera purchased all assets and all liabilities of the Company’s skincare line, except assets and liabilities related to Kinetin and Zeatin. Mr. Massino received $1.8 million in cash in return for a $1.8 million Secured Promissory Note which bears interest at 6% per annum and is due on the seventh anniversary of the Note. The Company was granted a continuing first-priority security interest in those assets purchased by Skinvera LLC from the Company pursuant to the Asset Purchase Agreement. The Asset Purchase Agreement includes provisions for royalty payments to the Company from Skinvera based on 5% of net direct sales of skincare products and 10% of net skincare royalties; up to a maximum of $5 million; $0 and $9,135, respectively was recognized as royalty income under this arrangement during the years ended December 31, 2012 and 2011. A loss on the sale of approximately $217,000 was recognized during the year ended December 31, 2010. See Note 15 regarding discontinued operations.

During the year ended December 31, 2011, the Company reserved the remaining balance of $1,455,584 of the note and interest receivable based on an estimate to the ultimate collectability of amounts due, based on the Company’s knowledge of Skinvera’s business activities. The reserve is shown on the Consolidated Statements of Operation as Provision for long term note receivable – related party. At December 31, 2011, Mr. Massino and Skinvera are no longer considered to be related parties.

On January 1, 2013, the Company signed a Settlement Agreement and Mutual General Release related to the Asset Purchase Agreement and Note (the “Note”) dated March 10, 2010 with Pyratine LLC. (See Note 18) The Company received $100,000 as a partial paydown of the amended Note.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 8 – NOTE AND CONTRACTUAL RIGHTS RECEIVABLE

On April 1, 2010, the Company consummated the purchase of $7.0 million of amounts owed to a partnership that was majority owned by Platinum Partners Value Arbitrage Fund L.P (“Platinum”), pursuant to outstanding notes (the “Notes) and contractual rights (the “Rights”, together with the Notes the “Platinum Claims”) for $5.0 million and an additional $360,000 in acquisition costs. The amount purchased represented 45.144% of Platinum’s holdings on the date of the transaction. The amounts were owed to Seller from a company called Firstgold Corporation and the main asset of Firstgold is the Relief Canyon Mine located near Lovelock, Nevada.

On August 22, 2011, Platinum purchased back the Company’s participation interest in the Platinum Claims at the price of $5,034,281 (the “Put Price”). The Company and Platinum agreed that the Put Price will be paid, in part, by application (by way of set-off) of amounts outstanding under the a secured promissory note (the “Convertible Note”) issued by the Company to DMRJ Group LLC (“DMRJ”), an affiliated entity of Platinum, on or about March 2010. The amounts owed to DMRJ pursuant to the Convertible Note totaled $2,876,790 (the “Convertible Note Amount”)(See Note 9). Additionally the Company and Platinum agreed to settle the balance of amounts that had been advanced by each party to the operations of the Relief Canyon Mine project (the “Net Project Advances”).

On September 1, 2011, the Company received from Platinum an amount equal to $2,535,689. As a result, as of September 1, 2011, (i) the Participation Agreement was deemed terminated and of no further force and effect, (ii) the liens and security interests of DMRJ in the property of the Company are released and terminated, (iii) all liabilities of the Company with respect to the Convertible Note were discharged, and (iv) the strike price of the warrants issued with the Convertible Note were repriced to $1.00. A loss of $412,367 was recognized on the transaction.

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

In connection with the transaction described in Note 8, the convertible note was deemed paid in full in 2011. As a result, the fair value of the conversion option was written off and included in the loss recognized on the transaction. The fair value of the conversion option on the date of the transaction was $1,441,875, representing a decrease in the fair value of the liability of $36,795 during the period from January 1, 2011 to the transaction date. The assumptions used in the Black-Scholes option pricing model at September 1, 2011 using Level 2 inputs were as follows: (1) dividend yield of 0%; (2) expected volatility of 67.6%, (3) risk-free interest rate of 1.76%, and (4) expected life of 3.70 years.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 10 – OIL AND GAS PROPERTIES

In May 2010, the Company entered into a Participation Agreement (“Agreement”) with SDX Resources, Inc. (“SDX”) in which the Company purchased a 15% of a 69% working interest in certain oil and gas leases located in Dawson County, Texas (“Subject Leases”) of which SDX is the Lessee of record, for $108,397. Under the terms of the Agreement, the Company will pay 20% of the actual cost to casing point of the Initial Test Well, and if necessary, the cost to plug and abandon the initial test well as a dry hole. The Company received approximately $54,400 and $24,927 in income from this well during 2011 and 2012, respectively.

Additionally, the Company agreed to pay 17.647059% of the actual cost to casing point of the Second Test Well, and if necessary, the cost to plug an abandon it as a dry hole. The Company received approximately $52,300 and $35,932 in income during 2011 and 2012, respectively.

On October 4, 2012, the Company sold its oil and gas properties and related assets located in Dawson County, Texas for cash in the amount of $260,000. A loss was recognized on the transaction in the amount of $429,519.

On January 6, 2011, the Company entered into a Joint Venture (“Agreement”) with Ameratex Securities, in which the Company purchased a 4.5% working interest (3% net revenue interest) in three oil wells located in Clinton County, Kentucky for $41,250. Two of the three wells have been drilled and one is in production as of September 30, 2011. The Company received approximately $3,550 and $3,588 in income in 2011 and 2012, respectively. The Company wrote off this investment during 2011 and recognized a loss of $41,250.

NOTE 11 – STOCK OPTION PLANS

The Company has three share-based plans under which non-qualified stock options have been granted to employees, non-employees and board members. The Company is also authorized, under its Articles of Association and applicable laws and rules, to grant equity-based incentives such as stock options or restricted stock, outside of shareholder approved plans by action of its Board of Directors.

The intrinsic value of all of the Company’s outstanding vested stock options at December 31, 2012 and 2011 was $0 as the exercise prices of such options exceeded the market price of the Company’s stock. Transactions concerning stock options for the years ended December 31, 2012 and 2011 are summarized as follows:

			Senetek	Outside
	Plan	Plan	Equity	of
	1	2	Plan (1)	Plan

Balances, December 31, 2010	150,000	125,000	3,746,252	4,051,772
Granted	-	-	-	-
Exercised	-	-	(28,744)	-
Expired
Balances December 31, 2011	150,000	125,000	3,717,508	4,051,772
Granted	-	-	-	3,200,000
Exercised	-	-	-	-
Expired	-	-	(28,756)	-

Balances, December 31, 2012	150,000	125,000	3,688,752	7,251,772

Exercisable and outstanding at December 31, 2012	150,000	125,000	3,688,752	7,251,772

Weighted average exercise price at December 31, 2012	$0.31	$0.31	$0.31	$0.23

Weighted average contractual life at December 31, 2012 in years	2.19	2.19	2.19	3.66

(1) Includes 103,124 of restricted stock issued in 2007

The Company recognized stock-based compensation expense, classified as administration, sales and marketing expense in the statements of operations, of $67,816 and $243,406 for the years ending December 31, 2012 and 2011, respectively.

As of December 31, 2011 and 2012 all unrecorded deferred stock-based compensation balance related to stock options was fully recognized.

All shares and exercise prices have been updated for the change in capitalization as described in Note 12.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 12 – STOCKHOLDERS EQUITY

On November 29, 2012, the Company subdivided ordinary shares of forty (40) pence each into four (4) ordinary shares of one (1) pence each, having the same rights, being subject to the same restrictions and ranking on the same basis as the existing ordinary shares, and thirty-six (36) deferred shares of one (1) pence each. Each deferred share has the following rights and restrictions:

- Does not entitle the holder to receive any dividend or distribution declared, made or paid or any return of capital and does not entitle its holder to any further or other right of participation in the assets of the Company;

- Entitles its holder to participate on a return of assets on a ending up of the Company, such entitlement to be limited to the repayment of the amount paid up or credited as paid up on such Deferred Share but only if the holders of each Ordinary Share then in issue shall have received a distribution of at least £1,000,000 per Ordinary Share held; and

- Does not entitle its holder to receive a share certificate in respect of his or her shareholding, save as required by law; and

-Does not entitle its holder to receive notice of, nor attend, speak or vote at any general meeting of the Company; and

- Shall not be transferable at any time other than with the prior written consent of the Directors

At December 31, 2012, 626,607,348 deferred shares exist, which are not considered to be outstanding due to the characteristic described above.

The following warrants were outstanding at December 31, 2012:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	7,200,000	$.25	March 2015
Warrants	3,200,000	.15 p	June 2014
Warrants	2,146,152	.15 p	July 2014

The convertible debt warrants were issued in association with the March 2010 Security Purchase Agreement (see Note 9) with DMRJ Group, LLC. The warrants entitle the holder to purchase ordinary shares of the Company at the purchase price referred to above at any time prior to the expiration date.

All shares and exercise prices have been updated for the change in capitalization as described in Note 12.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 13 – INCOME TAXES

Independence Resources is incorporated in England with branch operations in the U.S. along with four U.S. subsidiaries. The Company is subject to United Kingdom corporation tax on a worldwide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The U.S. branch and U.S. subsidiaries are subject to United States tax only. U.K. tax law presently allows excess current year trading losses to be offset against trading profits of the prior year, without limit; and £50,000 of trading losses against trading profits in the two years preceding that. Since there are no taxable profits to offset in the preceding three years, for which relief is available, it will not be possible to carry-back U.K. tax losses arising in the 2012 period. The full amount will therefore be carried forward.

Domestic and foreign components of loss from operations before income taxes for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31
	2012	2011

Loss from operations before income taxes included the following:
U.S. loss	$(2,060,496)	$(4,245,552)
Foreign income	(87,685)	(639,953)

Total loss	$(2,148,181)	$(4,885,505)

Our income tax provision (benefit) for the years ended December 31, 2012 and 2011 was zero due to the availability of net operating loss carryforwards.

Income tax provision or benefit differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss from continuing operations as a result of the following:

	2012	2011
Computed expected tax benefit	34%	34%
State tax rate, net of federal benefit	1%	1%
Timing differences and losses for which no benefit has been recognized	(35)%	(35)%
	—	—

The components of deferred tax assets and liabilities are as follows (1):

	December 31
	2012	2011

Net operating loss carryforwards	$23,900,000	$23,967,000
Reserves and accruals	836,000	935,000
Stock-based compensation	798,000	775,000
Depreciation and amortization	169,400	35,000
Other	3,000	3,000
Tax credits	176,000	191,000

Gross deferred tax asset	$25,882,400	$25,906,000
Valuation allowance	(25,882,400)	(25,906,000)

Net deferred tax asset	$—	$—

(1)	No deferred tax liability at December 31, 2012 or 2011

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Included in Independence Resource’s net operating loss carryforwards are provisional tax losses available to the Company in the U.K., estimated to be approximately $51,895,000 as of December 31, 2012. The U.K. tax loss carryforwards are available indefinitely against profits from the same trade carried on in the U.K. The U.K. tax loss carryforwards could be limited if there was a greater than 50% change in ownership in any three year period.

At December 31, 2012, the Company has federal net operating loss carryforwards of approximately $26,114,000. Federal net operating losses expire at varying dates from 2013 through 2032. At December 31, 2012, state net operating losses are estimated to be $9,474,000. State net operating losses expire at varying dates from 2013 through 2022. Research and development tax credits of approximately $176,000 expire at varying dates from 2012 to 2029.

The Company is considered a loss corporation per Internal Revenue Code Section 382. In 2011, the Company experienced an ownership change as defined in Section 382 and therefore is limited in its utilization of U.S. NOL carryovers and other tax attributes at December 31, 2012.

During 2012 and 2011, the Company had no uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision. Interest and penalties are computed based upon the difference between its uncertain tax positions and the amount deducted or expected to be deducted in its tax returns. During 2012 and 2011, the Company did not accrue or pay for any interest and penalties.

The Company is subject to routine corporate income tax audits in the U.S. and the U.K. The statute of limitations for the Company’s 2010 through 2012 tax years remain open for U.S. purposes. The statute of limitations for the Company’s 2011 tax year remains open for U.K. purposes. NOL carryforwards generated in 1997 through 2011 remain open to examination by the major domestic taxing jurisdictions.

At December 31, 2012 and 2011, management did not consider it more likely than not that its net deferred tax assets would be realizable and, as a result, the Company has established a 100% valuation allowance against such assets. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was increases of approximately $8,600 and $1,148,000, respectively. The change in the valuation allowance is primarily related to changes in the Company’s NOLs.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 14 – SEGMENT REPORTING

At December 31, 2012, Independence Resources is comprised of three business segments: mining exploration, oil and gas and mine contracting. The Company’s organization is structured in a functional manner. Mine contracting became a new segment during the year ended December 31, 2012, mining exploration became a new segment during the year ended December 31, 2011 and oil and gas became a segment in 2010.

Financial information regarding the operating segments at December 31, 2012 and 2011 was as follows:

	2012
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$64,447	$280,219	$344,666
Exploration expense	(328,430)	(32,731)	-	(361,161)
Loss on impairment and disposal of oil & gas properties		(470,769)		(470,769)
Contracting expense	-	-	(165,943)	(165,943)
Unallocated operating expenses	-	-	-	(1,474,818)
Income (loss) from operations	$(328,430)	$(439,053)	$114,276	$(2,128,025)
Assets	$6,493,202	$-	$1,763,355	$8,256,557
Unallocated Assets				517,696
Total Assets				$8,774,253
Capital additions, including non-cash	$154,392	-	-	$154,392

		2011
	Mining Exploration	Oil & Gas	Contracting	Total

Revenues	$-	$110,279	$-	$110,279
Exploration expense	(327,749)	(140,729)	-	(468,478)
Unallocated operating expenses	-	-	-	(4,583,053)
Gain (loss) from operations	$(327,749)	$(30,450)	$-	$(4,941,252)
Assets	$7,039,105	$728,490	$-	$7,767,595
Unallocated Assets				1,762,710
Total Assets				$9,530,305
Capital additions, including non-cash	$7,039,105	$312,852	-	$7,351,957

The Company’s customers are principally in the United States.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 15 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company had sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

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

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the years ended December 31, 2012 and 2011:

	2012	2011
Royalties and licensing	$220,396	942,108
Product sales	-	140,419
Cost of sales	-	(373,882)
General administration	-	(19,116)
Research and development	-	(106,885)
Income from discontinued operations	$220,396	582,644

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Claim against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered the Company to pay $250,000 plus statutory interest in the amount $56,219 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of December 31, 2012, the amount has not been paid; the ordinary shares valued at $42,297 were issued on November 28, 2012.

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to related party transactions discussed in Notes 3, 7 and 10, the Company had the following related party transactions:

Mr. Anthony Williams, a Director of the Company, was a partner of the law firm DLA Piper US, LLP from November 2009 to March 2013 and is now a partner at McKenna Long & Aldridge LLP. DLA Piper rendered legal services to the Company and was paid $111,664 in 2011. No amounts were paid or accrued during 2012.

Wesley Holland, a former director, provided certain consulting services to the Company in connection with developing and marketing our life science technologies and products. Payments to Dr. Holland in 2012 and 2011 were $9,000 and $108,000, respectively.

John Ryan (the Company’s chief executive officer), and Howard Crosby (a director of the Company) are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Mr. Ryan was a Director of Consolidated Goldfields when the Company purchased the investment but resigned in the fall of 2011. At December 31, 2012, the Company has investments in shares of common stock in these companies (See Note 3).

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company. This receivable is outstanding at December 31, 2012.

On April 16, 2012 the Company sold mining equipment for cash at its carrying value of $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common. Additionally, all contracting income was received from ABM Mining.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 18 – SUBSEQUENT EVENTS

On January 1, 2013, the Company signed a Settlement Agreement and Mutual General Release (“Settlement”) related to the Asset Purchase Agreement (“APA”) and Note dated March 10, 2010 with Pyratine LLC (formerly Skinvera LLC). (See Note 8) Under the terms of the Settlement, Pyratine is released from making royalty payments as set forth in the original APA. Additionally, the original note is being amended and restated to include a partial pay down of $100,000, less one-half of the attorneys’ fees incurred by Pyratine in drafting the agreement (capped at $1,500), a credit on the original note of $100,000 for unanticipated attorneys’ fees in defending against a claim against Pyratine. The new balance of the note under this agreement is $1,876,657 with interest of 1.17% per annum until the new maturity date of July 1, 2021, no payments shall be owed until the Maturity Date and there is no prepayment penalty.

