Form 10-Q
period 2013-03-31
Independence Resources PLC
filed 2014-03-26
CIK 789944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission file number 000-14691

INDEPENDENCE RESOURCES PLC

(Exact name of registrant as specified in its charter)

England	77-0039728
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

254 W. Hanley Ave, Suite A
Coeur d’Alene, ID	83815
(Address of principal executive offices)	(Zip Code)

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

As of May16, 2013, the registrant had 69,956,372 ordinary shares outstanding, including 31,180,764 shares issued as of May16, 2013 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INDEPENDENCE RESOURCES PLC CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31	December 31,
	2013	2012
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,088	$196,300
Investments - available for sale	118,796	124,306
Trade receivables	12,386	3,298
Receivable - related party	5,500	5,500
Note receivable - related party	30,000	-
Other current assets	84,885	87,022
Total Current Assets	349,655	416,426

PROPERTY, PLANT AND EQUIPMENT, net	128,233	179,625

MINING PROPERTIES
Mining claims	6,493,202	6,493,202
OTHER ASSETS
Goodwill	1,685,000	1,685,000
Total Other Assets	1,685,000	1,685,000
TOTAL ASSETS	$8,656,090	$8,774,253

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$196,184	$167,926
Accrued liabilities	160,400	155,409
Deferred revenue and license fee	28,693	71,731
Judgment payable	306,219	306,219
Total Current Liabilities	691,496	701,285
TOTAL LIABILTIES	691,496	701,285
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS' EQUITY
Ordinary shares
Authorized shares: $0.01 (1 pence) par value, 100,000,000; 69,956,372 and 69,956,372 shares issued and outstanding	1,119,302	1,119,302
Share premium	99,361,241	99,361,241
Accumulated deficit	(92,881,990)	(92,774,579)
Accumulated other comprehensive income - translation	(7,032)	(4,779)
Accumulated other comprehensive income - unrealized gain (loss) on investments available for sale	(96,874)	(91,365)
Total Independence Resources, PLC Stockholders' Equity	7,494,647	7,609,820
Non controlling interest	469,947	463,148
Total Equity	7,964,594	8,072,968
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,656,090	$8,774,253

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)

REVENUES
Oil and gas revenue	$-	$14,599
Contracting revenue	80,852	-
TOTAL REVENUE	80,852	14,599

OPERATING EXPENSES
Administration, sales and marketing	186,012	266,470
Contracting expense	58,189	-
Exploration expense	-	218,136
Loss on impairment of investment - oil and gas property	-	41,250
Loss on disposal of asset	12,853	-
TOTAL OPERATING EXPENSES	257,054	525,856

LOSS FROM OPERATIONS	(176,202)	(511,257)

OTHER INCOME (EXPENSE)
Other income (expense)	211	701
Recovery of receivable	19,295	-
TOTAL OTHER INCOME(EXPENSE)	19,506	701

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(156,696)	(510,556)
INCOME TAX BENEFIT (EXPENSE)	-	-
NET LOSS FROM CONTINUING OPERATIONS	(156,696)	(510,556)
INCOME FROM DISCONTINUED OPERATIONS	56,084	43,038
NET LOSS	$(100,612)	$(467,518)
Less: Net income attributable to non controlling interest	6,799	-
NET LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES PLC	(107,411)	(467,518)
OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	(100,612)	(467,518)
Unrealized gain on investments available for sale	(5,509)	36,671
Translation adjustments	(2,253)	(1,861)
COMPREHENSIVE LOSS	$(108,374)	$(432,708)
Less: Net income attributable to non controlling interest	6,799	-
COMPREHENSIVE LOSS ATTRIBUTABLE TO INDEPENDENCE
RESOURCES PLC	(115,173)	(432,708)
NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	0.00	0.00
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	69,956,372	69,423,040

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31	March 31
	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,612)	$(467,518)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,539	2,091
Impairment of investment - oil and gas property	-	41,250
Loss on disposition of assets	12,853	-
Recovery of receivable	(19,295)	-
Changes in operating assets and liabilities
Decrease (increase) in trade receivables	(9,088)	10,738
Decrease (increase) in other current assets	2,137	(1,000)
Increase (decrease) in accounts payable	28,259	(152,577)
Increase (decrease) in accrued liabilities	24,286	(59,772)
Increase (decrease) in deferred revenue and license fee	(43,038)	(43,038)
Net cash used by operating activities	(102,959)	(669,826)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments - available for sale	-	(26,865)
Purchase of equipment	-	(17,000)
Sale of equipment	7,000	-
Purchase of oil and gas lease and wells and related equipment	-	(2,280)
Acquisition of mining claims	-	(91,170)
Net cash provided (used) by investing activities	7,000	(137,315)
Net increase (decrease) in cash and cash equivalents	(95,959)	(807,141)
Net foreign exchange differences	(2,253)	(1,754)
Cash and cash equivalents, beginning of period	196,300	1,520,321
Cash and cash equivalents, end of period	$98,088	$711,426

NON-CASH TRANSACTIONS:
Note receivable for equipment	$30,000	-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Independence Resources PLC, together with its subsidiaries (the “Company” which may be referred to as “Independence”), is a public limited company organized under the laws of England in 1983. Independence has three wholly-owned subsidiaries, Senetek Drug Delivery Technologies Inc. (“SSDT”) and Carmé Cosmeceutical Sciences Inc. (“CCSI”), both Delaware corporations, Iron Eagle Acquisitions, Inc. (“Iron Eagle”), a Nevada corporation. On April 18, 2012, Independence acquired 70% of Coeur d’ Alene Mine Contracting LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Options and warrants totaling 23,761,676 and 33,840,880 shares were outstanding at March 31, 2013 and 2012, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through March 31, 2013. These factors raise substantial doubt the Company may be able to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 3 – INVESTMENTS – AVAILABLE FOR SALE

The following summarizes the securities available for sale at March 31, 2013.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security
Consolidated Goldfields*	111,657	$13,732	$27,914
Hecla Mining	200	1,760	790
Merger Mines Corp	4,700	705	517
Metropolitan Mines, Ltd	35,850	6,453	4,661
Mineral Mountain Mining and Milling Co*	19,947	8,378	1,596
New Jersey Mining Company	20,000	4,200	1,200
PM Pan Minerals	3,050,000	-	-
Shoshone Silver / Gold Mining*	500,000	91,840	35,000
Thunder Mountain Gold	523,535	88,602	47,118
TOTAL		$215,670	$118,796

* Related parties, see Note 10

The fair value of securities is determined by quoted market prices.

NOTE 4 – PROPERTY AND EQUIPMENT

In February 2013, the Company sold equipment to ABM Mining Company, with a carrying value of $49,853 for $7,000 cash and a note receivable of $30,000, a loss on disposal was recognized in the amount of $12,853. This transaction in considered a related party. See Note 11

NOTE 5 – SETTLEMENT AGREEMENT

On January 1, 2013, the Company signed a Settlement Agreement and Mutual General Release (“Settlement”) related to the Asset Purchase Agreement (“APA”) and Note dated March 10, 2010 with Pyratine LLC (formerly Skinvera LLC). (See Note 8) Under the terms of the Settlement, Pyratine is released from making royalty payments as set forth in the original APA. Additionally, the original note was being amended and restated to include a partial pay down of $100,000, less one-half of the attorneys’ fees incurred by Pyratine in drafting the agreement (capped at $1,500), which was received in January 2013, a credit on the original note of $100,000 for unanticipated attorneys’ fees in defending against a claim against Pyratine, and the forgiveness of any amounts outstanding due Pyratine from the Company. The new balance of the note under this agreement is $1,876,657 with interest of 1.17% per annum until the new maturity date of July 1, 2021, no payments shall be owed until the Maturity Date and there is no prepayment penalty.

Prior to 2012, the Company reserved the balance of the initial note and interest receivable based on an estimate to the ultimate collectability of amounts due, based on the Company’s knowledge of Skinvera’ s business activities.  Any monies received in connection with the above settlement agreement will be recognized as income.

NOTE 6 – MINERAL PROPERTIES

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, Idaho and has a carrying value of $2,095,020.

Gray Eagle Copper Mine, Happy Camp, California

The Gray Eagle Copper Mine (“Gray Eagle”) consists of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California and has a carrying value of $4,290,000.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

NOTE 7– STOCKHOLDERS EQUITY

The following warrants were outstanding at March 31, 2013 and March 31, 2012:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Convertible Debt Warrants	7,200,000	$.25	March 2015
Warrants	3,200,000	.15p	June 2014
Warrants	2,146,152	.15p	July 2014
TOTAL	12,546,152

There were no issuances, exercise, or expiration of warrants during the three month period ended March 31, 2013

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

NOTE 8– SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

	Three Months Ended March 31, 2013
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$-	$80,852	$80,852
Exploration expense	-	-	-	-
Contracting expense	-	-	(58,189)	(58,189)
Unallocated operating expenses	-	-	-	(198,865)
Operating gain (loss)	$-	$-	$22,663	$(176,202)
Assets	$6,555,972	$-	$1,785,507	$8,341,479
Unallocated Assets	-	-	-	314,611
Total Assets	-	-	-	$8,656,090

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	Three Months Ended March 31, 2012
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$14,599	$-	$14,599
Exploration expense	(197,884)	(20,252)	-	(218,136)
Contracting expense	-	-	-	-
Unallocated operating expenses	-	-	-	(307,720)
Operating gain (loss)	$(197,884)	$5,653	$-	$(511,257)
Assets	$7,081,170	$704,258	$-	$7,785,428
Unallocated Assets	-	-	-	1,056,889
Total Assets	-	-	-	$ 8,842,317

The Company’s customers are principally in the United States.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Royalties and licensing	$56,084	43,038
Income from discontinued operations	$56,084	43,038

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Claims against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered the Company to pay $250,000 plus statutory interest in the amount $56,219 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of March 31, 2013, the amount has not been paid; the ordinary shares valued at $42,297 were issued on November 28, 2012.

NOTE 11 – RELATED PARTY

Wesley Holland, a former director, provided certain consulting services to the Company in connection with developing and marketing our life science technologies and products. The Company has paid Dr. Holland a total of approximately $0 and $6,750 during the three months ended March 31, 2013 and 2012, respectively.

John Ryan (the Company’s chief executive officer), and Howard Crosby (a director of the Company) are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Mr. Ryan was a Director of Consolidated Goldfields when the Company purchased the investment but resigned in the fall of 2011. At March 31, 2013, the Company has investments in shares of common stock in these companies (See Note 3).

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company. This receivable is outstanding at March 31, 2013.

On April 16, 2012 the Company sold mining equipment for cash at its carrying value of $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common. Additionally, all contracting income was received from ABM Mining.  Additionally, in February 2013 the Company sold additional equipment to ABM, which included a note receivable from ABM of $30,000. See Note 4.  The Company received $28,000 payment in the second quarter of 2013 and the remaining payment of $2,000 was collected in the third quarter of 2013.

NOTE 12 – SUBSEQUENT EVENTS

In September 2013, the Company exchanged its Iron Creek property for a 70% undivided interest in mineral rights, including oil and gas full column rights, located in Orange County, CA.

On September 15, 2013, the Company decided to dispose of its 70% subsidiary, Coeur d’ Alene Mine Contracting. A loss was recognized on the transaction in the amount of $423,324, which included the return of 3,000,000 stock options valued at $1,017,000.

The Company’s appeal in the Miller Tabek lawsuit was argued in January 2014. No decision has been made by the court through February 2014.

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

Subsequent to March 31, 2013, the Company exchanged its Iron Creek Project for a 70% undivided interest in mineral rights, including oil and gas full column rights, located in Orange County, CA.  Additionally, we disposed of our 70% subsidiary Couer d’Alene Mine Contracting, a loss of $423, 323 was recognized on the disposal.

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

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consisted of seven patented mining claims of approximately 118 acres in Lemhi County, and 187 unpatented mining claims and located about 26 miles southwest of the town of Salmon, Idaho. The unpatented mining claims were dropped in September 2012 due to lack of funding.

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

No additional work was done during 2012 or the first quarter of 2013 due to lack of funding and no additional work is planned at the time unless funding is obtained.

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

East Mullan Claims

The East Mullan Claims consist of fifteen unpatented mining claims, three of which are very proximate to the east of the Lucky Friday/Gold Hunter Mine complex in Shoshone County, Idaho.  The remainder of the claims are located on a down dip possible extension of the historic Snowstorm Mine. These claims were purchased during the first quarter of 2012 from Consolidated Goldfields for $60,000 in cash.  This transaction is considered related party as the Company and Consolidated Goldfields have directors in common. These claims were dropped due to lack of funding.

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

Working Interest, Dawson County, Texas

In May 210, we entered into a participation agreement with SDX Resources, Inc (“SDX” pursuant to which we purchased a 15% working interest in certain oil and gas leases located in Dawson County, Texas of which SDX was the lessee of record, for $108,397.

On October 4, 2012, we sold our oil and gas properties and related assets located in Dawson County, Texas for cash in the amount of $260,000. A loss was recognized on the transaction in the amount of $429,519 in the third quarter of 2012.

Overview of Operating Results

Revenues for the three months ended March 31, 2013 totaled $80,852 compared to revenues of $14,599 for the three months ended March 31, 2012.

Operating expenses for the three months ended March 31, 2013 decreased 151% as compared to the three months ended March 31, 2012, primarily due to a decrease in administration and sales expense , exploration expense offset by an increase in contracting expense and a loss on disposal of assets.

Net loss for the three months ended March 31, 2013 was $100,612 as compared to a net loss of $467,518 for the three months ended March 31, 2012. The decrease in net loss is primarily due to an overall reduction in expenses, offset by an increase in contracting expense and forgiveness of debt.

Discontinued Operations

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

Income from discontinued operations for the three months ended March 31, 2013 increased 30% as compared to the three months ended March 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012

This data has been derived from the statements of operations elsewhere in this Report and in the Form 10-Q for the quarterly period ended March 31, 2013. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Report and in the Annual Report on Form 10-K for the year ended December 31, 2013.

Total revenues for the three months ended March 31, 2013 were $80,852, a 453% increase from total revenue of $14,599 for the three months ended March 31, 2012 The increase is principally attributed to an increase in revenue from contracting.

Total operating expenses for the three months ended March 31, 2013 were $257,054, a decrease from total operating expenses of $525,856 for the three months ended March 31, 2012. The decrease is principally attributed to a reduction in administration, sales and marketing expense, and exploration expense, offset by an increase in contracting expense.

Administrative, sales and marketing expenses of the Company in comparable form are shown below by major categories of expense.

	Three Months Ended March 31,
	2013	2012
Expense Category
Payroll, benefits and consulting	$100,541	$209,360
Advertising and marketing	-	(20,083)
Legal and other professional fees	61,907	33,672
Travel and related	5,278	31,185
Rent and office expenses	12,812	6,386
Depreciation and other non-cash expenses	1,539	2,091
Other	3,935	3,859
Total	$186,012	$266,380

For the three months ended March 31, 2013, administration, sales and marketing expenses decreased 30%, primarily due to a decrease in payroll, benefits and consulting.

Liquidity and Capital Resources

As of March 31, 2013, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $102,959 for the three months ended March 31, 2013 compared to net cash used by operating activities of $669,826 for the three months ended March 31, 2012. The decrease is primarily due to a decrease in accounts payable and accrued liabilities. The Company expects to continue to use cash in operating activities and investments for the remainder of 2013.

Net cash provided by investing activities totaled $7,000 for the three months ended March 31, 201 compared to net cash used by investing activities of $137,315 for the three months ended March 31, 2012. The change is due to the Company not buying any new properties or equipment and selling existing equipment.

Net cash provided by financing activities totaled $0 for the three months ended March 31, 2013 and March 31, 2012.

Cash and cash equivalents decreased to $98,088 at March 31, 2013, from $711,426 at March 31, 2012.

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

Refer to Item 7 of Independence’s Annual Report on Form 10-K for the year ended December 31, 2012, for information pertaining to its critical accounting policies, which include the following:

•	Revenue recognition;

•	Impairment of long-lived assets, including other intangible assets;

•	Income taxes;

•	Stock-based compensation; and

•	Derivatives.

There have been no changes to Independence’s critical accounting policies since December 31, 2011, the date of its last audited financial statements.

Interest Income and Expense

Interest income for the three month period ended March 31, 2013 has decreased $334 as compared to the same period in the prior year due primarily to the impairment of a note receivable in the previous year. Interest expense for the three month period ended March 31, 2013 has increased $32, as compared to the same period in the prior year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE RESOURCES PLC
(Registrant)

Date: March 25, 2014	By:	/s/ JOHN. P. RYAN
John P. Ryan
Chairman of the Board and Chief Executive
Officer
(Principal Executive Officer)

Date: March 25, 2014	By:	/s/ DONNA MILLER
Donna Miller
Chief Financial Officer
(Principal Financial and Accounting Officer)