Form 10-Q
period 2013-06-30
Independence Resources PLC
filed 2014-03-26
CIK 789944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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
Yes ☐   No ☒

As of June 30, 2013, the registrant had 69,956,372 ordinary shares outstanding, including 31,180,764 shares issued as of June 30, 2013 represented by American Depositary shares.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,269	$196,300
Investments - available for sale	76,890	124,306
Trade receivables	10,650	3,298
Receivable - related party	5,500	5,500
Note receivable - related party	2,000	-
Other current assets	84,885	87,022
Total Current Assets	271,194	416,426
PROPERTY, PLANT AND EQUIPMENT, net	127,858	179,625
MINING PROPERTIES
Mining claims	6,493,202	6,493,202

OTHER ASSETS
Goodwill	1,685,000	1,685,000
Total Other Assets	1,685,000	1,685,000
TOTAL ASSETS	$8,577,254	$8,774,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$227,351	$167,926
Accrued liabilities	191,213	155,409
Deferred revenue and license fee	-	71,731
Judgment payable	306,219	306,219
Total Current Liabilities	724,783	701,285
TOTAL LIABILTIES	724,783	701,285

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS’ EQUITY
Ordinary shares
Authorized shares: $0.01 (1 pence) par value, 100,000,000; 69,956,372 and 69,956,372 shares issued and outstanding	1,119,302	1,119,302
Share premium	99,361,241	99,361,241
Accumulated deficit	(92,950,825)	(92,774,579)
Accumulated other comprehensive income - translation	(7,234)	(4,779)
Accumulated other comprehensive income – unrealized gain (loss) on investments available for sale	(138,780)	(91,365)
Total Independence Resources, PLC Stockholders’ Equity	7,383,704	7,609,820
Non-controlling interest	468,767	463,148
Total Equity	7,852,471	8,072,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,577,254	$8,774,253

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Oil and gas revenue	$-	$27,041	$-	$41,640
Contracting revenue	860	-	81,712	-
TOTAL REVENUE	860	27,041	81,712	41,640
OPERATING EXPENSES
Administration, sales and marketing	115,377	617,773	301,389	884,243
Contracting expense	4,659	-	62,848	-
Exploration expense	-	116,354	-	334,490
Loss on impairment of investment - oil and gas property	-	-	-	41,250
Loss on disposal of asset	-	-	12,853	-
TOTAL OPERATING EXPENSES	120,036	734,127	377,090	1,259,983
LOSS FROM OPERATIONS	(119,176)	(707,086)	(295,378)	(1,218,343)
OTHER INCOME (EXPENSE)
Other income (expense)	722	(412)	933	289
Recovery of receivable	-	-	19,295	-
Loss on disposal of subsidiary	-	(30,245)	-	(30,245)
TOTAL OTHER INCOME(EXPENSE)	722	(30,657)	20,228	(29,956)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(118,454)	(737,743)	(275,150)	(1,248,299)
INCOME TAX BENEFIT (EXPENSE)	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(118,454)	(737,743)	(275,150)	(1,248,299)
INCOME FROM DISCONTINUED OPERATIONS	48,439	43,039	104,523	86,077
NET LOSS	(70,015)	(694,704)	(170,627)	(1,162,222)
Less: Net income (loss) attributable to non-controlling interest	(1,180)	(36,100)	5,619	(36,100)
NET LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES PLC	$(68,835)	$(658,604)	$(176,246)	$(1,126,122)
OTHER COMPREHENSIVE INCOME (LOSS)
Net Loss	$(70,015)	$(694,704)	$(170,627)	$(1,162,222)
Unrealized gain (loss) on investments available for sale	(41,906)	(73,577)	(47,415)	(36,906)
Translation adjustments	(203)	80,816	(2,455)	78,955
COMPREHENSIVE LOSS	(112,124)	(687,465)	(220,497)	(1,120,173)
Less: Net income (loss) attributable to non-controlling interest	(1,180)	(36,100)	5,619	(36,100)
COMPREHENSIVE LOSS ATTRIBUTABLE TO INDEPENDENCE RESOURCES PLC	$(110,944)	$(651,365)	$(226,116)	$(1,084,073)
NET LOSS PER COMMON SHARE,
Loss from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Income from discontinued operations	0.00	0.00	0.00	0.00
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	69,956,372	69,423,040	69,956,372	69,423,040

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,627)	$(1,162,222)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,914	4,982
Stock based compensation	-	92,000
Impairment of investment - oil and gas property		41,250
Loss on disposition of assets	12,853	-
Recovery of receivable	(19,295)	-
Changes in operating assets and liabilities
Decrease (increase) in:
Trade receivables	(7,352)	9,438
Other receivables	2,137	-
Other current assets		-
Increase (decrease) in:
Accounts payable	59,426	(187,367)
Accrued liabilities	55,099	(123,264)
Deferred revenue and license fee	(71,731)	(86,077)
Net cash used by operating activities	(137,576)	(1,411,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments - available for sale		(26,775)
Purchase of equipment		(85,690)
Proceeds from sale of equipment	7,000	576,500
Purchase of oil and gas lease and wells and related equipment		(2,280)
Received on note receivable – related party	28,000	-
Acquisition of mining claims		(95,209)
Acquisition of CDA Mine Contracting		(200,000)
Cash received in acquisition		100
Net cash provided by investing activities	35,000	166,646
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(102,576)	(1,244,614)
Net foreign exchange differences	(2,455)	1,468
Cash and cash equivalents, beginning of period	196,300	1,520,321
Cash and cash equivalents, end of period	$91,269	$277,175

NON-CASH TRANSACTIONS:
Stock payable for acquisition of CDA Mine Contracting LLC	$	$920,000
Note receivable for equipment	30,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

INDEPENDENCE RESOURCES PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

In the opinion of management, the unaudited interim financial statements included herein reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2013 and the results of operations and cash flows for the periods ended June 30, 2013 and 2012.  The interim results of operations are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Options and warrants totaling 23,761,676 and 20,592,932 shares were outstanding at June 30, 2013 and 2012, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been antidilutive.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit incurred through June 30, 2013. These factors raise substantial doubt the Company may be able to continue in existence in the absence of receiving additional funding. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence

NOTE 3 – INVESTMENTS – AVAILABLE FOR SALE

The following summarizes the securities available for sale at June 30, 2013.

	Number of Shares	Cost Basis	Fair Value (Level 1 Inputs)
Security
Consolidated Goldfields*	111,657	$13,732	$20,098
Hecla Mining	200	1,760	596
Merger Mines Corp	4,700	705	282
Metropolitan Mines, Ltd	35,850	6,453	2,868
Mineral Mountain Mining and Milling Co*	19,947	8,378	599
New Jersey Mining Company	20,000	4,200	800
PM Pan Minerals	3,050,000	-	-
Shoshone Silver / Gold Mining*	500,000	91,840	15,000
Thunder Mountain Gold	523,535	88,602	36,647
		$215,670	$76,890
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

NOTE 6 – MINERAL PROPERTIES

Iron Creek Project, Salmon, Idaho

The Iron Creek Project consists of seven patented mining claims of approximately 118 acres in Lemhi County, Idaho, and has a carrying value of 2,095,020.

Gray Eagle Copper Mine, Happy Camp, California

The Gray Eagle Copper Mine (“Gray Eagle”) consists of approximately 294 acres of patented mining claims in Siskiyou County, the northernmost county of the State of California, and has a carrying value of $4,290,000.

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

NOTE 7– STOCKHOLDERS EQUITY

The following warrants were outstanding at June 30, 2013 and June 30, 2012:

Warrant Type	Warrants Issued and Unexercised	Exercise Price		Expiration Date
Convertible Debt Warrants	7,200,000	$0.25		March 2015
Warrants	3,200,000	0.15	p	June 2014
Warrants	2,146,152	0.15	p	July 2014
	12,546,152

There were no issuances, exercise or expiration of warrants during the six month period ended June 30, 2013

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

NOTE 8– SEGMENT REPORTING AND CONCENTRATION OF RISK

Financial information regarding the operating segments was as follows:

			Three Months Ended June 30, 2013
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$-	$860	$860
Exploration expense	-	-	-	-
Contracting expense	-	-	(4,659)	(4,659)
Unallocated operating expenses	-	-	-	(115,377)
Operating gain (loss)	$-	$-	$(3,799)	$(119,176)
Assets	$6,555,597	$-	$1,782,137	$8,337,734
Unallocated Assets				239,520
Total Assets				$8,577,254

			Three Months Ended June 30, 2012
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$27,041	$-	$27,041
Exploration expense	(108,476)	(7,878)	-	(116,354)
Contracting expense			(116,660)	(116,660)
Unallocated operating expenses	-	-	-	(501,113)
Operating gain (loss)	$(108,476)	$(19,163)	$(116,660)	$(707,086)
Assets	$6,588,022	$689,519	$50,520	$7,328,061
Unallocated Assets				2,099,876
Total Assets				$9,427,937

			Six Months Ended June 30, 2013
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$-	$81,712	$81,712
Exploration expense	-	-	-	-
Contracting expense	-	-	(62,848)	(62,848)
Unallocated operating expenses	-	-	-	(314,242)
Operating gain (loss)	$-	$-	$18,864	$(295,378)
Assets	$6,555,597	$-	$1,782,137	$8,337,734
Unallocated Assets				239,520
Total Assets				$8,577,254

			Six Months Ended June 30, 2012
	Mining Exploration	Oil & Gas	Mine Contracting	Total

Revenues	$-	$41,640	$-	$41,640
Exploration expense	(306,360)	(28,130)	-	(334,490)
Contracting expense	-	-	(120,235)	(120,235)
Loss on impairment of oil & gas property	-	(41,250)	-	(41,250)
Unallocated operating expenses	-	-	-	(764,008)
Operating gain (loss)	$(306,360)	$(27,740)	$(120,235)	$(1,218,343)
Assets	$6,588,022	$689,519	$50,520	$7,328,061
Unallocated Assets				2,099,876
Total Assets				$9,427,937

The Company’s customers are principally in the United States.

NOTE 9 – DISCONTINUED OPERATIONS

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

The following table details selected financial information included in the income from discontinued operations in the consolidated statements of operations for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Royalties and licensing	$104,523	86,077
Income from discontinued operations	$104,523	86,077

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Claims against the Company

In the fall of 2010 Miller Tabak & Company, a New York based investment banking firm, filed a breach of contract action against the Company in New York Supreme Court seeking an amount of approximately $360,000 for alleged non-payment of a commission. On September 19, 2012, the Court granted Miller Tabak & Company’s summary judgment and ordered the Company to pay $250,000 plus statutory interest in the amount $56,219 and 133,333 ordinary shares. A loss of $350,219 has been recognized as an expense for the quarter ended September 30, 2012 for this judgment. As of June 30, 2013, the amount has not been paid; the ordinary shares valued at $42,297 were issued on November 28, 2012.

NOTE 11 – RELATED PARTY

Wesley Holland, a former director, provided certain consulting services to the Company in connection with developing and marketing our life science technologies and products. The Company has paid Dr. Holland a total of approximately $0 and $6,750 during the three months ended June 30, 2013 and 2012, respectively.

John Ryan (the Company’s chief executive officer), and Howard Crosby (a director of the Company) are Directors of Shoshone Silver/Gold Mines, Inc and Mineral Mountain Mining and Milling Co. Mr. Ryan was a Director of Consolidated Goldfields when the Company purchased the investment but resigned in the fall of 2011. At June 30, 2013, the Company has investments in shares of common stock in these companies (See Note 3).

In August 2011, the Company loaned $5,500 to Big Bear Mining Co which has directors in common with the Company. This receivable is outstanding at June 30, 2013.

On April 16, 2012 the Company sold mining equipment for cash at its carrying value of $576,500 to ABM Mining Company (“ABM”); no gain was recognized on the sale. This transaction is considered related party as the Company and ABM have directors in common. Additionally, all contracting income was received from ABM Mining. Additionally, in February 2013 the Company sold additional equipment to ABM, which included a note receivable from ABM of $30,000. See Note 4. The Company received $28,000 payment in the second quarter 2013 and the remaining payment of $2,000 was collected in the third quarter of 2013.

NOTE 12 – SUBSEQUENT EVENTS

In September 2013, the Company exchanged its Iron Creek property for a 70% undivided interest in mineral rights, including oil and gas full column rights, located in Orange County, CA.

On September 15, 2013, the Company decided to dispose of its 70% subsidiary, Coeur d’Alene Mine Contracting. A loss was recognized on the transaction in the amount of $423,324, which included the return of 3,000,000 stock options valued at $1,017,000.

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

Subsequent to March 31, 2013, the Company exchanged its Iron Creek Project for a 70% undivided interest in mineral rights, including oil and gas full column rights, located in Orange County, CA.  Additionally, we disposed of our 70% subsidiary Coeur d’Alene Mine Contracting, a loss of $423, 323 was recognized on the disposal.

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

The second area of major interest, also in the “No Name Zone” is described by Centurion Minerals in a 1988 report as containing at least 10,000,000 tons of open pit resources grading 2% copper equivalent grade (accounting for the cobalt as a by-product). This number was based on over 20 diamond drill holes along approximately 5,000 feet of strike length and over 200 feet of width, at an average spacing of around 200 feet. The author of the report concluded that these resources could be classified as “possible” reserves (under a S.E.C. classification) and recommended an additional 30 holes be drilled to reduce the drill spacing to something less than 200 feet. Significantly more infill drilling will be required to upgrade and verify this mineral resource.

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

In the early 1990’s, a feasibility study was completed by Siskon Corporation which was reviewed by a major U.S. based mineral consulting firm which concluded that a mineral resource of just over 1.1 million tons of ore grading 2.59% copper and 0.027 ounces per ton gold using a 3.3 to 1 strip ratio, a copper cutoff grade of 1%, and recovery factors of 90% on copper and 30% on gold. We intend to confirm this resource and undertake additional drilling to further refine the mineral resources which have been identified by past work at this project, and to explore for undiscovered possible deposits in the area.

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

Overview of Operating Results/Results of Operations

Revenues for the three months ended June 30, 2013 totaled $860 compared to revenues of $27,041 for the three months ended June 30, 2012.

Operating expenses for the three months ended June 30, 2013 decreased 84% as compared to the three months ended June 30, 2012, primarily due to a decrease in administration and sales expense and exploration expense

Net loss for the three months ended June 30, 2013 was $70,015 as compared to a net loss of $694,704 for the three months ended June 30, 2012. The decrease in net loss is primarily due to an overall reduction in expenses.

Revenues for the six months ended June 30, 2013 totaled $81,712 compared to revenues of $41,640 for the six months ended June 30, 2012.

Operating expenses for the six months ended June 30, 2013 of $377,090 decreased 70% as compared to the operating expenses of $1,259,983 for the six months ended June 30, 2012, primarily due to a decrease in salaries and exploration expense, offset by an increase in contracting expense.

Net loss attributable to the Company for the six months ended June 30, 2013 was $170,627 as compared to a net loss of $1,162,222 for the six months ended June 30, 2012. The decrease in net loss is primarily due to a decrease in salaries and exploration expense, offset by an increase in contracting expense.

	Three Months Ended June 30,
	2013	2012
Expense Category
Payroll, benefits and consulting	$107,000	$354,000
Advertising and marketing	-	-
Legal and other professional fees	2,000	97,000
Travel and related	-	24,000
Rent and office expenses	5,000	18,000
Insurance-liability	-	69,000
Depreciation and other non-cash expenses	-	3,000
Other	-	53,000
Total	$114,000	$618,000

	Six Months Ended June 30,
	2013	2012
Expense Category
Payroll, benefits and consulting	$208,000	$564,000
Advertising and marketing	-	(20,000)
Legal and other professional fees	64,000	131,000
Travel and related	5,000	55,000
Rent and office expenses	18,000	24,000
Insurance-liability		68,000
Depreciation and other non-cash expenses	2,000	5,000
Other	4,000	57,000
Total	$301,000	$884,000

Discontinued Operations

During the year ended December 31, 2011, with the exception of the Reliaject product, the Company has sold or otherwise disposed of the remainder of its pharmaceutical and skincare assets which has continued to reduce expenses associated with the biomedical lines of business.

Income from discontinued operations for the three and six month periods ended June 30, 2013 decreased 12% and 21%, respectively, as compared to the three and six month periods ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company’s principal sources of liquidity included cash and cash equivalents resulting from the Company’s financing activities. Management believes its cash and cash equivalents and cash expected to be generated by its business and financing activities will be sufficient to meet its working capital needs for at least the next twelve months. Should the Company be faced with currently unanticipated significant cash requirements, the Company’s present capital resources might be inadequate to fund its capital needs. Additionally, if the Company were to engage in a business combination transaction, its current cash position could be adversely impacted and its need for additional financing accelerated, although the impact of any such transaction cannot be evaluated at this time.

Net cash used by operating activities totaled $137,576 for the six months ended June 30, 2013 compared to net cash used by operating activities of $1,411,260 for the six months ended June 30, 2012. The decrease is primarily due to a decrease in accounts payable and accrued liabilities. The Company expects to continue to use cash in operating activities and investments for the remainder of 2013.

Net cash provided by investing activities totaled $35,000 for the six months ended June 30, 2013 compared to net cash provided by investing activities of $166,646 for the six months ended June 30, 2012. The decrease is primarily due to a sale of equipment in 2012.

Net cash provided by financing activities totaled $0 for the six months ended June 30, 2013 and June 30, 2012.

Cash and cash equivalents decreased to $91,269 at June 30, 2013, from $277,175 at June 30, 2012.

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

Interest Income and Expense

Interest income for the three month period ended June 30, 2013 has decreased $334 as compared to the same period in the prior year due primarily to the impairment of a note receivable in the previous year. Interest expense for the three month period ended June 30, 2013 has increased $32, as compared to the same period in the prior year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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